Form 10-K
period 2018-05-31
NIKE INC
filed 2018-07-25
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED May 31, 2018
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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).				☐	☑

As of November 30, 2017, the aggregate market values of the Registrant’s Common Stock held by non-affiliates were:
Class A	$4,475,052,736
Class B	78,093,099,655
$82,568,152,391

As of July 20, 2018, the number of shares of the Registrant’s Common Stock outstanding were:
Class A	320,065,752
Class B	1,280,488,786
1,600,554,538
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on September 20, 2018 are incorporated by reference into Part III of this Report.

NIKE, INC.
ANNUAL REPORT ON FORM 10-K

		Page
PART I		1
ITEM 1.	Business	1
	General	1
	Products	1
	Sales and Marketing	2
	United States Market	2
	International Markets	2
	Significant Customer	3
	Product Research, Design and Development	3
	Manufacturing	3
	International Operations and Trade	3
	Competition	4
	Trademarks and Patents	4
	Employees	5
	Executive Officers of the Registrant	5
ITEM 1A.	Risk Factors	6
ITEM 1B.	Unresolved Staff Comments	15
ITEM 2.	Properties	15
ITEM 3.	Legal Proceedings	15
ITEM 4.	Mine Safety Disclosures	15

PART II		16
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
ITEM 6.	Selected Financial Data	18
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	40
ITEM 8.	Financial Statements and Supplementary Data	41
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	73
ITEM 9A.	Controls and Procedures	73
ITEM 9B.	Other Information	73

PART III		74

(Except for the information set forth under “Executive Officers of the Registrant” in Item 1 above, Part III is incorporated by reference from the Proxy Statement for the NIKE, Inc. 2018 Annual Meeting of Shareholders.)

ITEM 10.	Directors, Executive Officers and Corporate Governance	74
ITEM 11.	Executive Compensation	74
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
ITEM 13.	Certain Relationships and Related Transactions and Director Independence	74
ITEM 14.	Principal Accountant Fees and Services	74

PART IV		75
ITEM 15.	Exhibits and Financial Statement Schedules	75
ITEM 16.	Form 10-K Summary	78
	Signatures	80

PART I
ITEM 1. Business

General

NIKE, Inc. was incorporated in 1967 under the laws of the State of Oregon. As used in this report, the terms “we,” “us,” “NIKE” and the “Company” refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, collectively, unless the context indicates otherwise. Our NIKE digital commerce website is located at www.nike.com. On our NIKE corporate website, located at investors.nike.com, we post the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended. Our definitive Proxy Statements are also posted on our corporate website. All such filings on our corporate website are available free of charge. Copies of these filings may also be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330 and are available on the SEC’s website (www.sec.gov). Also available on our corporate website are the charters of the committees of our Board of Directors, as well as our corporate governance guidelines and code of ethics; copies of any of these documents will be provided in print to any shareholder who submits a request in writing to NIKE Investor Relations, One Bowerman Drive, Beaverton, Oregon 97005-6453.
Our principal business activity is the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE is the largest seller of athletic footwear and apparel in the world. We sell our products through NIKE-owned retail stores and through digital platforms (which we refer to collectively as our “NIKE Direct” operations), to retail accounts and a mix of independent distributors, licensees and sales representatives in virtually all countries around the world. Virtually all of our products are manufactured by independent contractors. Nearly all footwear and apparel products are produced outside the United States, while equipment products are produced both in the United States and abroad.

Products

We focus our NIKE Brand product offerings in six key categories: Running, NIKE Basketball, the Jordan Brand, Football (Soccer), Training and Sportswear (our sports-inspired lifestyle products). We also market products designed for kids, as well as for other athletic and recreational uses such as American football, baseball, cricket, lacrosse, skateboarding, tennis, volleyball, wrestling, walking and outdoor activities.
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
We also sell sports apparel covering the above-mentioned categories, which feature the same trademarks and are sold predominantly through the same marketing and distribution channels as athletic footwear. Our sports apparel, similar to our athletic footwear products, is designed primarily for athletic use and exemplifies our commitment to innovation and high-quality construction. Sportswear, Training and Running are currently our top-selling apparel categories and we expect them to continue to lead in apparel sales. We often market footwear, apparel and accessories in “collections” of similar use or by category. We also market apparel with licensed college and professional team and league logos.
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
One of our wholly-owned subsidiary brands, Converse, headquartered in Boston, Massachusetts, designs, distributes and licenses casual sneakers, apparel and accessories under the Converse, Chuck Taylor, All Star, One Star, Star Chevron and Jack Purcell trademarks. Operating results of the Converse brand are reported on a stand-alone basis.
Another of our wholly-owned subsidiary brands, Hurley, headquartered in Costa Mesa, California, designs and distributes a line of action sports and youth lifestyle apparel and accessories under the Hurley trademark. Sales and operating results for Hurley products are included within the NIKE Brand’s North America geographic operating segment.
In addition to the products we sell to our wholesale customers and directly to consumers through our NIKE Direct operations, we have also entered into license agreements that permit unaffiliated parties to manufacture and sell, using NIKE-owned trademarks, certain apparel, digital devices and applications and other equipment designed for sports activities.

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
We report our NIKE Brand operations based on our internal geographic organization. Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. In June 2017, we announced a new company alignment designed to allow NIKE to better serve the consumer personally, at scale. As a result of this organizational realignment, the Company’s reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa (EMEA); Greater China; and Asia Pacific & Latin America (APLA), and include results for the NIKE, Jordan and Hurley brands. Sales through our NIKE Direct operations are managed within each geographic operating segment.
Converse is also a reportable segment and operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories. Converse direct to consumer operations, including digital commerce, are reported within the Converse operating segment results.

United States Market
For fiscal 2018, NIKE Brand and Converse sales in the United States accounted for approximately 42% of total revenues, compared to 46% and 47% for fiscal 2017 and fiscal 2016, respectively. We sell our NIKE Brand, Jordan Brand, Hurley and Converse products to thousands of retail accounts in the United States, including a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops and other retail accounts. In the United States, we utilize NIKE sales offices to solicit such sales. During fiscal 2018, our three largest customers accounted for approximately 21% of sales in the United States.
Our NIKE Direct and Converse direct to consumer operations sell NIKE Brand, Jordan Brand, Hurley and Converse products to consumers through various digital platforms. In addition, our NIKE Direct and Converse direct to consumer operations sell through the following number of retail stores in the United States:

U.S. Retail Stores	Number
NIKE Brand factory stores	220
NIKE Brand in-line stores (including employee-only stores)	31
Converse stores (including factory stores)	112
Hurley stores (including factory and employee stores)	29
TOTAL	392
In the United States, NIKE has seven significant distribution centers. Five are located in Memphis, Tennessee, two of which are owned and three of which are leased. Two other distribution centers, one located in Indianapolis, Indiana, and one located in Dayton, Tennessee, are leased and operated by third-party logistics providers. NIKE Brand apparel and equipment are also shipped from our Foothill Ranch, California distribution center, which we lease. Smaller leased, and third-party leased and operated, distribution facilities are located in various parts of the United States.

International Markets
For fiscal 2018, non-U.S. NIKE Brand and Converse sales accounted for approximately 58% of total revenues, compared to 54% and 53% for fiscal 2017 and fiscal 2016, respectively. We sell our products to retail accounts, through our own NIKE Direct operations and through a mix of independent distributors, licensees and sales representatives around the world. We sell to thousands of retail accounts and ship products from 62 distribution centers outside of the United States. During fiscal 2018, NIKE’s three largest customers outside of the United States accounted for approximately 13% of total non-U.S. sales.
In addition to NIKE and Converse owned digital commerce platforms in over 45 countries, our NIKE Direct and Converse direct to consumer businesses operate the following number of retail stores outside the United States:

Non-U.S. Retail Stores	Number
NIKE Brand factory stores	664
NIKE Brand in-line stores (including employee-only stores)	65
Converse stores (including factory stores)	61
TOTAL	790

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

Significant Customer
No customer accounted for 10% or more of our worldwide net revenues during fiscal 2018.

Product Research, Design and Development
We believe our research, design and development efforts are key factors in our success. Technical innovation in the design and manufacturing process of footwear, apparel and athletic equipment receives continued emphasis as we strive to produce products that help to enhance athletic performance, reduce injury and maximize comfort, while reducing waste.
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
As we continue to develop new technologies, we are simultaneously focused on the design of innovative products incorporating such technologies throughout our product categories. Using market intelligence and research, our various design teams identify opportunities to leverage new technologies in existing categories responding to consumer preferences. The proliferation of NIKE Air, Lunar, Zoom, Free, Flywire, Dri-Fit, Flyknit, Flyweave, ZoomX, React and NIKE+ technologies throughout our Running, NIKE Basketball, Jordan Brand, Football (Soccer), Training and Sportswear categories, among others, typifies our dedication to designing innovative products.

Manufacturing
We are supplied by 124 footwear factories located in 13 countries. The largest single footwear factory accounted for approximately 9% of total fiscal 2018 NIKE Brand footwear production. Virtually all of our footwear is manufactured outside of the United States by independent contract manufacturers which often operate multiple factories. For fiscal 2018, contract factories in Vietnam, China and Indonesia manufactured approximately 47%, 26% and 21% of total NIKE Brand footwear, respectively. We also have manufacturing agreements with independent contract manufacturers in Argentina, India, Brazil, Mexico and Italy to manufacture footwear for sale primarily within those countries. For fiscal 2018, five footwear contract manufacturers each accounted for greater than 10% of footwear production and in the aggregate accounted for approximately 69% of NIKE Brand footwear production.
We are supplied by 328 apparel factories located in 37 countries. The largest single apparel factory accounted for approximately 13% of total fiscal 2018 NIKE Brand apparel production. Virtually all of our apparel is manufactured outside of the United States by independent contract manufacturers which often operate multiple factories. For fiscal 2018, contract factories in China, Vietnam and Thailand produced approximately 26%, 18% and 10% of total NIKE Brand apparel, respectively. For fiscal 2018, one apparel contract manufacturer accounted for more than 10% of apparel production, and the top five contract manufacturers in the aggregate accounted for approximately 47% of NIKE Brand apparel production.
The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, natural and synthetic leather, nylon, polyester and canvas, as well as polyurethane films used to make NIKE Air-Sole cushioning components. During fiscal 2018, Air Manufacturing Innovation, with facilities near Beaverton, Oregon and in St. Charles, Missouri, as well as independent contractors in China and Vietnam, were our suppliers of the Air-Sole cushioning components used in footwear. The principal materials used in our apparel products are natural and synthetic fabrics and threads (both virgin and recycled); specialized performance fabrics designed to efficiently wick moisture away from the body, retain heat and repel rain and/or snow; and plastic and metal hardware. NIKE’s independent contractors and suppliers buy raw materials for the manufacturing of our footwear, apparel and equipment products. Most raw materials are available and purchased by those independent contractors and suppliers in the countries where manufacturing takes place. NIKE’s independent contract manufacturers and suppliers have thus far experienced little difficulty in satisfying raw material requirements for the production of our products.
Since 1972, Sojitz Corporation of America (“Sojitz America”), a large Japanese trading company and the sole owner of our redeemable preferred stock, has performed significant import-export financing services for us. During fiscal 2018, Sojitz America provided financing and purchasing services for NIKE Brand products sold in certain NIKE markets including Argentina, Brazil, Canada, India, South Africa and Uruguay, excluding products produced and sold in the same country. Approximately 6% of NIKE Brand sales occurred in those countries. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers in those markets. Such a disruption could result in canceled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short-term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with Sojitz America expire on May 31, 2019.

International Operations and Trade
Our international operations and sources of supply are subject to the usual risks of doing business abroad, such as the implementation of, or potential changes in, foreign and domestic trade policies, increases in import duties, anti-dumping measures, quotas, safeguard measures, trade restrictions, restrictions on the transfer of funds and, in certain parts of the world, political instability and terrorism. We have not, to date, been materially affected by any such risk, but cannot predict the likelihood of such material effects occurring in the future.

In recent years, uncertain global and regional economic and political conditions have affected international trade and increased protectionist actions around the world. These trends are affecting many global manufacturing and service sectors, and the footwear and apparel industries, as a whole, are not immune. Companies in our industry are facing trade protectionism in many different regions, and in nearly all cases we are working together with industry groups to address trade issues and reduce the impact to the industry, while observing applicable competition laws. Notwithstanding our efforts, protectionist measures have resulted in increases in the cost of our products, and additional measures, if implemented, could adversely affect sales and/or profitability for NIKE, as well as the imported footwear and apparel industry as a whole.
We monitor protectionist trends and developments throughout the world that may materially impact our industry, and we engage in administrative and judicial processes to mitigate trade restrictions. We are actively monitoring actions that may result in additional anti-dumping measures and could affect our industry. We are also monitoring for and advocating against other impediments that may limit or delay customs clearance for imports of footwear, apparel and equipment. Changes in U.S. trade policies, including new and potential tariffs or penalties on imported goods, may negatively affect U.S. corporations with production activities outside the U.S., including NIKE. There have also been discussions and commentary regarding retaliatory actions by countries affected by the new tariffs and other changes in U.S. trade policy, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods, which could negatively affect U.S. corporations with business operations and/or consumer markets in those countries. Depending on the extent that certain new or proposed reforms are implemented by the U.S. government and the manner in which foreign governments respond to such reforms, it may become necessary for us to change the way we conduct business, which may adversely affect our results of operations. In addition, with respect to proposed trade restrictions targeting China, which represents an important sourcing country and consumer market for us, we are working with a broad coalition of global businesses and trade associations representing a wide variety of sectors to help ensure that any legislation enacted and implemented (i) addresses legitimate and core concerns, (ii) is consistent with international trade rules and (iii) reflects and considers China’s domestic economy and the important role it has in the global economic community.
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
Our international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery laws applicable to our operations. We source a significant portion of our products from, and have important consumer markets, outside of the United States, and we have policies and procedures to address compliance with the FCPA and similar laws by us, our employees, agents, suppliers and other partners.

Competition
The athletic footwear, apparel and equipment industry is highly competitive on a worldwide basis. We compete internationally with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies and large companies having diversified lines of athletic and leisure footwear, apparel and equipment, including adidas, Anta, ASICS, Li Ning, lululemon athletica, Puma, Under Armour and V.F. Corporation, among others. The intense competition and the rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel and athletic equipment, constitute significant risk factors in our operations.
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
We own patents and have a license under other patents, which facilitate our use of “Air” technologies.
We file for, own and maintain many U.S. and foreign utility patents, as well as many U.S. and foreign design patents protecting components, technologies, materials, manufacturing techniques, features, functionality, and industrial and aesthetic designs used in and for the manufacture of various athletic and leisure footwear and apparel, athletic equipment and digital devices and related software applications. These patents expire at various times.

We believe our success depends upon our capabilities in areas such as design, research and development, production and marketing rather than exclusively upon our patent and trade secret positions.
However, we have followed a policy of filing patent applications in the United States and select foreign countries on inventions, designs and improvements that we deem valuable. We also continue to vigorously protect our trademarks and patents against third-party infringement.

Employees
As of May 31, 2018, we had approximately 73,100 employees worldwide, including retail and part-time employees. Management is committed to maintaining an environment where all NIKE employees have the opportunity to reach their full potential. None of our employees are represented by a union, except for certain employees in the Asia Pacific & Latin America geography, where local law requires those employees to be represented by a trade union. Also, in some countries outside of the United States, local laws require employee representation by works councils (which may be entitled to information and consultation on certain Company decisions) or by organizations similar to a union. In certain European countries, we are required by local law to enter into and/or comply with industry-wide or national collective bargaining agreements. NIKE has never experienced a material interruption of operations due to labor disagreements.

Executive Officers of the Registrant
The executive officers of NIKE, Inc. as of July 24, 2018 are as follows:
Mark G. Parker, Chairman, President and Chief Executive Officer — Mr. Parker, 62, was appointed President and Chief Executive Officer in January 2006 and named Chairman of the Board in June 2016. He has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing and brand management. Mr. Parker was appointed divisional Vice President in charge of product development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998 and President of the NIKE Brand in 2001.
Chris L. Abston, Vice President and Corporate Controller — Mr. Abston, 55, joined NIKE in 2015 from Wal-Mart Stores, Inc., where he served as Vice President, Global Controls and Governance since February 2015. Prior to that he was Vice President and Controller of Walmart International from February 2013 to January 2015, responsible for the oversight of international accounting and reporting, and Vice President and Assistant Controller of Wal-Mart Stores, Inc. from May 2011 to January 2013. Before joining Wal-Mart, Mr. Abston spent 25 years in public accounting with Ernst & Young LLP, most recently leading its Strategic Growth Markets practice as a Partner in the Dallas office.
Andrew Campion, Executive Vice President and Chief Financial Officer — Mr. Campion, 46, joined NIKE in 2007 as Vice President of Global Planning and Development, leading strategic and financial planning. He was appointed Chief Financial Officer of the NIKE Brand in 2010, responsible for leading all aspects of financial management for the Company’s flagship brand. In 2014, he was appointed Senior Vice President, Strategy, Finance and Investor Relations in addition to his role as Chief Financial Officer of NIKE Brand. Mr. Campion assumed the role of Executive Vice President and Chief Financial Officer in August 2015. Prior to joining NIKE, he held leadership roles in strategic planning, mergers and acquisitions, financial planning and analysis, operations and planning, investor relations and tax at The Walt Disney Company from 1996 to 2007.
Elliott Hill, President, Consumer and Marketplace — Mr. Hill, 54, joined NIKE in 1988, with primary responsibilities in sales and retail. He has served as Apparel Sales Director in Europe, Retail Development Director in Europe, Vice President of Sales and Retail in EMEA, General Manager of US Retail, Vice President of US Sales, Retail and NIKE.com, and Vice President of Global Retail. Most recently, Mr. Hill served as President of Geographies and Sales and Vice President and General Manager of North America. Mr. Hill was appointed President, Consumer and Marketplace in March 2018.
Hilary K. Krane, Executive Vice President, Chief Administrative Officer and General Counsel — Ms. Krane, 54, joined NIKE as Vice President and General Counsel in April 2010. In 2011, her responsibilities expanded, and she became Vice President, General Counsel and Corporate Affairs. Ms. Krane was appointed Executive Vice President, Chief Administrative Officer and General Counsel in 2013. Prior to joining NIKE, Ms. Krane was General Counsel and Senior Vice President for Corporate Affairs at Levi Strauss & Co. from 2006 to 2010. From 1996 to 2006, she was a Partner and Assistant General Counsel at PricewaterhouseCoopers LLP.
Monique S. Matheson, Executive Vice President, Global Human Resources — Ms. Matheson, 51, joined NIKE in 1998, with primary responsibilities in the human resources function. She was appointed as Vice President and Senior Business Partner in 2011 and Vice President, Chief Talent and Diversity Officer in 2012. Ms. Matheson was appointed Executive Vice President, Global Human Resources in July 2017.
John F. Slusher, Executive Vice President, Global Sports Marketing — Mr. Slusher, 49, joined NIKE in 1998, with primary responsibilities in global sports marketing. Mr. Slusher was appointed Director of Sports Marketing for Asia Pacific and Americas in 2006, divisional Vice President of Asia Pacific & Americas Sports Marketing in September 2007 and Vice President, Global Sports Marketing in November 2007. Prior to joining NIKE, Mr. Slusher was an attorney at the law firm of O’Melveny & Myers from 1995 to 1998.
Eric D. Sprunk, Chief Operating Officer — Mr. Sprunk, 54, joined NIKE in 1993. He was appointed Finance Director and General Manager of the Americas in 1994, Finance Director for NIKE Europe in 1995, Regional General Manager of NIKE Europe Footwear in 1998 and Vice President & General Manager of the Americas in 2000. Mr. Sprunk was appointed Vice President of Global Footwear in 2001, Vice President of Merchandising and Product in 2009 and Chief Operating Officer in 2013. Prior to joining NIKE, Mr. Sprunk was a certified public accountant with Price Waterhouse from 1987 to 1993.

ITEM 1A. Risk Factors
Special Note Regarding Forward-Looking Statements and Analyst Reports
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; difficulties in implementing, operating and maintaining NIKE’s increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials, labor and energy used to manufacture products; new product development and introduction; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE’s debt ratings; changes in business strategy or development plans; general risks associated with doing business outside of the United States, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the impact of recent U.S. tax reform legislation on our results of operations; the potential impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade and immigration regulations or policies; changes in government regulations; the impact of, including business and legal developments relating to, climate change and natural disasters; litigation, regulatory proceedings and other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel; the effects of NIKE’s decision to invest in or divest of businesses and other factors referenced or incorporated by reference in this report and other reports.
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
Our products face intense competition.
NIKE is a consumer products company and the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. The athletic footwear, apparel and equipment industry is highly competitive both in the United States and worldwide. We compete internationally with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies and large companies having diversified lines of athletic and leisure footwear, apparel and equipment. We also compete with other companies for the production capacity of independent manufacturers that produce our products. Our NIKE Direct operations, both through our digital commerce operations and retail stores, also compete with multi-brand retailers selling our products.
Product offerings, technologies, marketing expenditures (including expenditures for advertising and endorsements), pricing, costs of production, customer service, digital commerce platforms and social media presence are areas of intense competition. This, in addition to rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel and athletic equipment, constitute significant risk factors in our operations. In addition, the competitive nature of retail including shifts in the ways in which consumers are shopping, and the rising trend of digital commerce, constitutes a risk factor implicating our NIKE Direct and wholesale operations. If we do not adequately and timely anticipate and respond to our competitors, our costs may increase or the consumer demand for our products may decline significantly.
Failure to maintain our reputation and brand image could negatively impact our business.
Our iconic brands have worldwide recognition, and our success depends on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting and growing our brands will depend on our design and marketing efforts, including advertising and consumer campaigns, product innovation and product quality. Our commitment to product innovation and quality and our continuing investment in design (including materials) and marketing may not have the desired impact on our brand image and reputation. In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and digital dissemination of advertising campaigns. We could be adversely impacted if we fail to achieve any of these objectives.

Our brand value also depends on our ability to maintain a positive consumer perception of our corporate integrity and brand culture. Negative claims or publicity involving us, our products or any of our key employees, endorsers, sponsors or suppliers could seriously damage our reputation and brand image, regardless of whether such claims are accurate. Social media, which accelerates and potentially amplifies the scope of negative publicity, can increase the challenges of responding to negative claims. Adverse publicity about regulatory or legal action against us, or by us, could also damage our reputation and brand image, undermine consumer confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. If the reputation or image of any of our brands is tarnished or if we receive negative publicity, then our product sales, financial condition and results of operations could be materially and adversely affected.
If we are unable to anticipate consumer preferences and develop new products, we may not be able to maintain or increase our revenues and profits.
Our success depends on our ability to identify, originate and define product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. However, lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of performance products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, designs, styles and categories, and influencing sports and fitness preferences through extensive marketing, we could experience lower sales, excess inventories or lower profit margins, any of which could have an adverse effect on our results of operations and financial condition. In addition, we market our products globally through a diverse spectrum of advertising and promotional programs and campaigns, including social media, mobile applications and online advertising. If we do not successfully market our products or if advertising and promotional costs increase, these factors could have an adverse effect on our business, financial condition and results of operations.
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
General economic factors beyond our control, and changes in the global economic environment, including fluctuations in inflation and currency exchange rates, could result in lower revenues, higher costs and decreased margins and earnings.
A majority of our products are manufactured and sold outside of the United States, and we conduct purchase and sale transactions in various currencies, which increases our exposure to the volatility of global economic conditions, including fluctuations in inflation and foreign currency exchange rates. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom’s impending exit from the European Union, commonly referred to as “Brexit” and new or proposed U.S. policy changes. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of the Company’s foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations have adversely affected and could continue to have an adverse effect on our results of operations and financial condition.
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

•
We conduct transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies, including in response to certain policies advocated or implemented by the U.S. presidential administration, could have a significant impact on our reported operating results and financial condition.

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
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth fiscal quarters have slightly exceeded those in the second and third fiscal quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear, apparel and equipment and in connection with the timing of significant sporting events, such as the NBA Finals, Olympics or the World Cup, among others. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, availability of import quotas, transportation disruptions and currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of additional factors that are beyond our control, including manufacturing and transportation costs, shifts in product sales mix and geographic sales trends, all of which we expect to continue. Results of operations in any period should not be considered indicative of the results to be expected for any future period.
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
Failure to accurately forecast consumer demand could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.
To meet anticipated demand for our products, we purchase products from manufacturers outside of our futures ordering program and in advance of customer orders, which we hold in inventory and resell to customers. There is a risk we may be unable to sell excess products ordered from manufacturers. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer, distributor and consumer relationships and diminish brand loyalty. The difficulty in forecasting demand also makes it difficult to estimate our future results of operations, financial condition and cash flows from period to period. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income, and we are unlikely to forecast such effects with any certainty in advance.

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
Our NIKE Direct operations have required and will continue to require a substantial investment and commitment of resources and are subject to numerous risks and uncertainties.
Our NIKE Direct stores have required substantial fixed investment in equipment and leasehold improvements, information systems and personnel. We have entered into substantial operating lease commitments for retail space. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than other stores. Due to the high fixed-cost structure associated with our NIKE Direct operations, a decline in sales, a shift in consumer behavior away from brick-and-mortar retail, or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements and employee-related costs.
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
Many of our customers shop with us through our digital platforms. Increasingly, customers are using mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping. We are increasingly using social media and proprietary mobile applications to interact with our customers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our digital commerce business globally and could have a material adverse impact on our business and results of operations.
Risks specific to our digital commerce business also include diversion of sales from our and our retailers’ brick and mortar stores, difficulty in recreating the in-store experience through direct channels and liability for online content. Our failure to successfully respond to these risks might adversely affect sales in our digital commerce business, as well as damage our reputation and brands.
Failure to adequately protect or enforce our intellectual property rights could adversely affect our business.
We periodically discover counterfeit reproductions of our products or products that otherwise infringe our intellectual property rights. If we are unsuccessful in enforcing our intellectual property rights, continued sales of these products could adversely affect our sales and our brand and could result in a shift of consumer preference away from our products.
The actions we take to establish and protect our intellectual property rights may not be adequate to prevent imitation of our products by others. We also may be unable to prevent others from seeking to block sales of our products as violations of proprietary rights.
We may be subject to liability if third parties successfully claim we infringe on their intellectual property rights. Defending infringement claims could be expensive and time-consuming and might result in our entering into costly license agreements. We also may be subject to significant damages or injunctions against development, use, importation and/or sale of certain products.
We take various actions to prevent the unauthorized use and/or disclosure of our confidential information and intellectual property rights. These actions include contractual measures such as entering into non-disclosure and non-compete agreements and agreements relating to our collaborations with third parties and providing confidential information awareness training. Our controls and efforts to prevent unauthorized use and/or disclosure of confidential information and intellectual property rights might not always be effective. For example, confidential information related to business strategy, new technologies, mergers and acquisitions, unpublished financial results or personal data could be prematurely or inadvertently used and/or disclosed, resulting in a loss of reputation, a decline in our stock price and/or a negative impact on our market position, and could lead to damages, fines, penalties or injunctions.
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
We are subject to the risk our licensees may not generate expected sales or maintain the value of our brands.
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

We also rely on our licensees to help preserve the value of our brands. Although we attempt to protect our brands through approval rights over the design, production processes, quality, packaging, merchandising, distribution, advertising and promotion of our licensed products, we cannot completely control the use of our licensed brands by our licensees. The misuse of a brand by or negative publicity involving a licensee could have a material adverse effect on that brand and on us.
We are subject to data security and privacy risks that could negatively affect our results, operations or reputation.
In addition to our own sensitive and proprietary business information, we collect transactional and personal information about our customers and users of our digital experiences, which include online distribution channels and product engagement and personal fitness applications. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Any breach of our or our service providers’ network, or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers’, users’ or employees’ personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation; resulting in lost sales and consumers, fines, lawsuits, or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach.
In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018. The GDPR imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR) and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits.
Failure of our contractors or our licensees’ contractors to comply with our code of conduct, local laws and other standards could harm our business.
We work with hundreds of contractors outside of the United States to manufacture our products, and we also have license agreements that permit unaffiliated parties to manufacture or contract for the manufacture of products using our intellectual property. We require the contractors that directly manufacture our products and our licensees that make products using our intellectual property (including, indirectly, their contract manufacturers) to comply with a code of conduct and other environmental, health and safety standards for the benefit of workers. We also require these contractors to comply with applicable standards for product safety. Notwithstanding their contractual obligations, from time to time contractors may not comply with such standards or applicable local law or our licensees may fail to enforce such standards or applicable local law on their contractors. Significant or continuing noncompliance with such standards and laws by one or more contractors could harm our reputation or result in a product recall and, as a result, could have an adverse effect on our sales and financial condition. Negative publicity regarding production methods, alleged practices or workplace or related conditions of any of our suppliers, manufacturers or licensees could adversely affect our brand image and sales and force us to locate alternative suppliers, manufacturers or licenses.
Our international operations involve inherent risks which could result in harm to our business.
Virtually all of our athletic footwear and apparel is manufactured outside of the United States, and the majority of our products are sold outside of the United States. Accordingly, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which our products are manufactured or where we sell products. This includes, for example, the uncertainty surrounding the effect of Brexit, including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union, as well as new and proposed changes affecting tax laws and trade policy in the U.S. and elsewhere as further described below under “We could be subject to changes in tax rates, adoption of new tax laws, additional tax liabilities or increased volatility in our effective tax rate” and “Changes to U.S. trade policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.” The U.S. presidential administration has indicated a focus on policy reforms that discourage U.S. corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which may require us to change the way we conduct business and adversely affect our results of operations. The administration has also targeted the specific practices of certain U.S. multinational corporations in public statements which, if directed at us, could harm our reputation or otherwise negatively impact our business.
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
We could be subject to changes in tax rates, adoption of new tax laws, additional tax liabilities or increased volatility in our effective tax rate.
We are subject to the tax laws in the United States and numerous foreign jurisdictions. Current economic and political conditions make tax laws and regulations, or their interpretation and application, in any jurisdiction subject to significant change. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which includes a number of significant changes to previous U.S. tax laws that impact us, including provisions for a one-time transition tax on deemed repatriation of undistributed foreign earnings, and a reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, among other changes. The Tax Act also transitions U.S. international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation.

Implementation of the Tax Act required us to record incremental provisional tax expense in fiscal 2018, which increased our effective tax rate in fiscal 2018. Adjustments to the incremental provisional tax expense may be made in future periods as actual amounts may differ due to, among other factors, a change in interpretation of the applicable revisions to the U.S. tax code and related tax accounting guidance, changes in assumptions made in developing these estimates, regulatory guidance that may be issued with respect to the applicable revisions to the U.S. tax code, and state tax implications. As we complete our analysis of the Tax Act, we may make adjustments to provisional amounts we have recorded, which could negatively impact our business, results of operations or financial condition. Changes or challenges to or the repeal of the Tax Act cannot be predicted with certainty and could have a material impact on our future tax expense.
We earn a substantial portion of our income in foreign countries and are subject to the tax laws of those jurisdictions. There have been proposals to reform foreign tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our income tax expense and cash flows.
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
We are also subject to the examination of our tax returns by the United States Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for income taxes. Although we believe our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals, particularly in light of the enactment of the Tax Act. The results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. For example, we and our subsidiaries are engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions and the proper local transfer pricing documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may impact our mix of earnings in countries with differing statutory tax rates.
Changes to U.S. trade policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. The U.S. presidential administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.
As a result of recent policy changes of the U.S. presidential administration and recent U.S. government proposals, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. The Company, similar to many other multinational corporations, does a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
If one or more of our counterparty financial institutions default on their obligations to us or fail, we may incur significant losses.
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, commodity futures contracts, option contracts, collars and swaps with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default, or our assets deposited or held in accounts with such counterparty, may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.
We rely on a concentrated source base of contract manufacturers to supply a significant portion of our footwear products.
NIKE is supplied by 124 footwear factories located in 13 countries. We do not own or operate any of the footwear manufacturing facilities and depend upon independent contract manufacturers to manufacture all of the footwear products we sell. In fiscal 2018, five footwear contract manufacturers each accounted for greater than 10% of fiscal 2018 footwear production and in aggregate accounted for approximately 69% of NIKE Brand footwear production in fiscal 2018. Our ability to meet our customers’ needs depends on our ability to maintain a steady supply of products from our independent contract manufacturers. If one or more of our significant suppliers were to sever their relationship with us or significantly alter the terms of our relationship, including due to changes in applicable trade policies, we may not be able to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition or results of operations. Additionally, if any of our primary contract manufacturers fail to make timely shipments, do not meet our quality standards or otherwise fail to deliver us product in accordance with our plans, there could be a material adverse effect on our results of operations.

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
There could be a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, our contract manufacturers might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price or at all. Further, our unaffiliated contract manufacturers have experienced and may continue to experience in the future, unexpected increases in work wages, whether government mandated or otherwise and increases in compliance costs due to governmental regulation concerning certain metals used in the manufacturing of our products. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increases in demand, or reductions in the availability of materials, or need to replace an existing manufacturer, there can be no assurance additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or sources of materials, we may encounter delays in production and added costs as a result of the time it takes to train suppliers and manufacturers in our methods, products, quality control standards and labor, health and safety standards. Any delays, interruption or increased costs in labor or wages, or the supply of materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short- and long-term.
Because independent manufacturers make a majority of our products outside of our principal sales markets, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion or other factors, and costs and delays associated with consolidating or transitioning between manufacturers, could adversely impact our financial performance. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as air freight, which could adversely affect our profit margins. The cost of oil is a significant component in manufacturing and transportation costs, so increases in the price of petroleum products can adversely affect our profit margins. Changes in U.S. trade policies, including new and potential changes to import tariffs and existing trade policies and agreements, could also have a significant impact on our activities in foreign jurisdictions, and could adversely affect our results of operations.
In addition, Sojitz America performs significant import-export financing services for the Company. During fiscal 2018, Sojitz America provided financing and purchasing services for NIKE Brand products sold in certain NIKE markets including Argentina, Brazil, Canada, India, South Africa and Uruguay (collectively the “Sojitz Markets”), excluding products produced and sold in the same country. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers in the Sojitz Markets. Such a disruption could result in canceled orders that would adversely affect sales and profitability.
Our success depends on our global distribution facilities.
We distribute our products to customers directly from the factory and through distribution centers located throughout the world. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies and growth, particularly in emerging markets, depends on the proper operation of our distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). Our distribution facilities could be interrupted by information technology problems and disasters such as earthquakes or fires. Any significant failure in our distribution facilities could result in an adverse effect on our business. We maintain business interruption insurance, but it may not adequately protect us from adverse effects caused by significant disruptions in our distribution facilities.
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
We also use Information Technology Systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. If Information Technology Systems suffer severe damage, disruption or shutdown and our business continuity plans, or those of our vendors, do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, which could result in lost revenues and profits, as well as reputational damage. Furthermore, we depend on Information Technology Systems and personal data collection for digital marketing, digital commerce, consumer engagement and the marketing and use of our digital products and services. We also rely on our ability to engage in electronic communications throughout the world between and among our employees as well as with other third parties, including customers, suppliers, vendors and consumers. Any interruption in Information Technology Systems may impede our ability to engage in the digital space and result in lost revenues, damage to our reputation, and loss of users.

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
Additionally, the economic environment may make it difficult to determine the fair market rent of real estate properties domestically and internationally. This could impact the quality of our decisions to exercise lease options at previously negotiated rents and to renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing fleet of stores, which could have an adverse effect on our operating results and financial condition.
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
From time to time, we may invest in technology, business infrastructure, new businesses, product offering and manufacturing innovation and expansion of existing businesses, such as our digital commerce operations, which require substantial cash investments and management attention. We believe cost-effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations.
We are subject to litigation and other legal and regulatory proceedings, which could have an adverse effect on our business, financial condition and results of operations.
As a multinational corporation with operations and distribution channels throughout the world, we are subject to extensive laws and regulations in the U.S. and other jurisdictions in which we have operations and distribution channels. We are involved in various types of claims, lawsuits, regulatory proceedings and government investigations relating to our business, our products and the actions of our employees and representatives, including contractual and employment relationships, product liability, antitrust, trademark rights and a variety of other matters. It is not possible to predict with certainty the outcome of any such legal or regulatory proceedings or investigations, and we could in the future incur judgments, fines or penalties, or enter into settlements of lawsuits and claims that could have a material adverse effect on our business, financial condition and results of operations and negatively impact our reputation. The global nature of our business means legal and compliance risks will continue to exist and additional legal proceedings and other contingencies will arise from time to time, which could adversely affect us. In addition, the adoption of new laws or regulations, or changes in the interpretation of existing laws or regulations, may result in significant unanticipated legal and reputational risks. Any current or future legal or regulatory proceedings could divert management’s attention from our operations and result in substantial legal fees.
The success of our business depends, in part, on high-quality employees, including key personnel.
Our success depends in part on the continued service of high-quality employees, including key executive officers and personnel. The loss of the services of key individuals, or any negative perception with respect to these individuals, could harm our business. Our success also depends on our ability to recruit, retain and engage our personnel sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel. In addition, shifts in U.S. immigration policy could negatively impact our ability to attract, hire and retain highly skilled employees who are from outside the U.S.
The sale of a large number of shares of common stock by our principal stockholder could depress the market price of our common stock.
As of June 30, 2018, Swoosh, LLC beneficially owned more than 77% of our Class A Common Stock. If, on June 30, 2018, all of these shares were converted into Class B Common Stock, the commensurate ownership percentage of our Class B Common Stock would be approximately 17%. The shares are available for resale, subject to the requirements of the U.S. securities laws and the terms of the limited liability company agreement governing Swoosh, LLC. The sale or prospect of a sale of a substantial number of these shares could have an adverse effect on the market price of our common stock. Swoosh, LLC was formed by Philip H. Knight, our Chairman Emeritus, to hold the majority of his shares of Class A Common Stock. Swoosh, LLC is controlled by Mr. Knight's son and NIKE director, Travis Knight.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for uncollectible accounts receivable, inventory reserves, contingent payments under endorsement contracts, accounting for property, plant and equipment and definite-lived assets, hedge accounting for derivatives, stock-based compensation, income taxes and other contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class B Common Stock.
Anti-takeover provisions may impair an acquisition of the Company or reduce the price of our common stock.
There are provisions within our articles of incorporation and Oregon law intended to protect shareholder interests by providing the Board of Directors a means to attempt to deny coercive takeover attempts or to negotiate with a potential acquirer in order to obtain more favorable terms. Such provisions include a control share acquisition statute, a freeze-out statute, two classes of stock that vote separately on certain issues, and the fact that holders of Class A Common Stock elect three-quarters of the Board of Directors rounded down to the next whole number. However, such provisions could discourage, delay or prevent an unsolicited merger, acquisition or other change in control of our company that some shareholders might believe to be in their best interests or in which shareholders might receive a premium for their common stock over the prevailing market price. These provisions could also discourage proxy contests for control of the Company.
We may fail to meet market expectations, which could cause the price of our stock to decline.
Our Class B Common Stock is traded publicly, and at any given time various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as analysts’ estimates of our future performance. Analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. In the past, securities class action litigation has been brought against NIKE and other companies following a decline in the market price of their securities. If our stock price is volatile for any reason, we may become involved in this type of litigation in the future. Any litigation could result in reputational damage, substantial costs and a diversion of management’s attention and resources needed to successfully run our business.

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The following is a summary of principal properties owned or leased by NIKE:
The NIKE World Campus, owned by NIKE and located near Beaverton, Oregon, USA, is an approximately 400-acre site consisting of over 40 buildings which, together with adjacent leased properties, functions as our world headquarters and is occupied by approximately 11,200 employees engaged in management, research, design, development, marketing, finance and other administrative functions serving nearly all of our divisions. We also lease various office facilities in the surrounding metropolitan area. We lease a similar, but smaller, administrative facility in Hilversum, the Netherlands, which serves as the headquarters for the Europe, Middle East & Africa geography and management of certain brand functions for our non-U.S. operations. We also lease an office complex in Shanghai, China, our headquarters for Greater China, occupied by employees focused on implementing our wholesale, NIKE Direct and merchandising strategies in the region, among other functions.
In the United States, NIKE has seven significant distribution centers. Five are located in Memphis, Tennessee, two of which are owned and three of which are leased. Two other distribution centers, one located in Indianapolis, Indiana, and one located in Dayton, Tennessee, are leased and operated by third-party logistics providers. NIKE Brand apparel and equipment are also shipped from our Foothill Ranch, California distribution center, which we lease. Smaller leased, and third-party leased and operated, distribution facilities are located in various parts of the United States. NIKE has several distribution facilities outside the United States, some of which are leased and operated by third-party logistics providers. The most significant distribution facilities outside the United States are located in Laakdal, Belgium; Taicang, China; Tomisato, Japan and Incheon, Korea, all of which we own.
Air Manufacturing Innovation manufactures Air-Sole cushioning components at NIKE-owned facilities and one leased facility located near Beaverton, Oregon and in St. Charles, Missouri. Air Manufacturing Innovation also manufactures and sells small amounts of various other plastic products to other manufacturers.
Aside from the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We lease 1,181 retail stores worldwide, which primarily consist of factory stores. See “United States Market” and “International Markets” in Part I of this Report. Our leases expire at various dates through the year 2035.
ITEM 3. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
NIKE’s Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 20, 2018, there were 22,271 holders of record of our Class B Common Stock and 15 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class B Common Stock. Refer to Selected Quarterly Financial Data in Part II, Item 6 of this Report for information regarding quarterly high and low sales prices for the Class B Common Stock as reported on the New York Stock Exchange Composite Tape, and for dividends declared on the Class A and Class B Common Stock.
In November 2015, the Board of Directors approved a four-year, $12 billion share repurchase program. As of May 31, 2018, the Company had repurchased 149.4 million shares at an average price of $58.25 per share for a total approximate cost of $8.7 billion under this program. The Company intends to use excess cash, future cash from operations and/or proceeds from debt to fund repurchases.
The following table presents a summary of share repurchases made by NIKE under this program during the quarter ended May 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
March 1 — March 31, 2018	8,602,814	$65.94	8,602,814	$4,282
April 1 — April 30, 2018	7,823,991	$67.08	7,823,991	$3,757
May 1 — May 31, 2018	6,625,000	$69.63	6,625,000	$3,296
	23,051,805	$67.39	23,051,805

Performance Graph
The following graph demonstrates a five-year comparison of cumulative total returns for NIKE’s Class B Common Stock; the Standard & Poor’s 500 Stock Index; the Standard & Poor’s Apparel, Accessories & Luxury Goods Index; and the Dow Jones U.S. Footwear Index. The graph assumes an investment of $100 on May 31, 2013 in each of our Class B Common Stock and the stocks comprising the Standard & Poor’s 500 Stock Index; the Standard & Poor’s Apparel, Accessories & Luxury Goods Index; and the Dow Jones U.S. Footwear Index. Each of the indices assumes that all dividends were reinvested on the day of issuance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG NIKE, INC.; S&P 500 INDEX; S&P APPAREL, ACCESSORIES & LUXURY GOODS INDEX; AND THE DOW JONES U.S. FOOTWEAR INDEX
The Dow Jones U.S. Footwear Index consists of NIKE, Deckers Outdoor Corporation, Skechers U.S.A., Inc., Steven Madden, Ltd. and Wolverine World Wide, Inc. Because NIKE is part of the Dow Jones U.S. Footwear Index, the price and returns of NIKE stock have a substantial effect on this index. The Standard & Poor’s Apparel, Accessories & Luxury Goods Index consists of Michael Kors Holdings Limited, Ralph Lauren Corporation, Tapestry, Inc., Under Armour, Inc. and V.F. Corporation, among other companies. The Dow Jones U.S. Footwear Index and the Standard & Poor’s Apparel, Accessories & Luxury Goods Index include companies in two major lines of business in which the Company competes. The indices do not encompass all of the Company’s competitors, nor all product categories and lines of business in which the Company is engaged.
The stock performance shown on the performance graph above is not necessarily indicative of future performance. The Company will not make or endorse any predictions as to future stock performance.
The performance graph above is being furnished solely to accompany this Report pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6. Selected Financial Data
All share and per share amounts are reflective of the two-for-one stock split that began trading at the split-adjusted price on December 24, 2015.

(In millions, except per share data and financial ratios)	Financial History
	2018	2017	2016	2015	2014
Year Ended May 31,
Revenues	$36,397	$34,350	$32,376	$30,601	$27,799
Gross profit	15,956	15,312	14,971	14,067	12,446
Gross margin	43.8%	44.6%	46.2%	46.0%	44.8%
Net income	1,933	4,240	3,760	3,273	2,693
Earnings per common share:
Basic	1.19	2.56	2.21	1.90	1.52
Diluted	1.17	2.51	2.16	1.85	1.49
Weighted average common shares outstanding	1,623.8	1,657.8	1,697.9	1,723.5	1,766.7
Diluted weighted average common shares outstanding	1,659.1	1,692.0	1,742.5	1,768.8	1,811.6
Cash dividends declared per common share	0.78	0.70	0.62	0.54	0.47
Cash flow from operations(1)	4,955	3,846	3,399	4,906	3,158
Price range of common stock:
High	73.49	60.33	68.19	52.75	40.13
Low	50.35	49.01	47.25	36.57	29.56
At May 31,
Cash and equivalents	$4,249	$3,808	$3,138	$3,852	$2,220
Short-term investments	996	2,371	2,319	2,072	2,922
Inventories	5,261	5,055	4,838	4,337	3,947
Working capital	9,094	10,587	9,667	9,225	8,319
Total assets	22,536	23,259	21,379	21,590	18,579
Long-term debt	3,468	3,471	1,993	1,072	1,191
Capital lease obligations	75	27	15	5	74
Redeemable preferred stock	0.3	0.3	0.3	0.3	0.3
Shareholders’ equity	9,812	12,407	12,258	12,707	10,824
Year-end stock price	71.80	52.99	55.22	50.84	38.46
Market capitalization	114,983	87,084	92,867	87,044	66,921
Financial Ratios:
Return on equity(2)	17.4%	34.4%	30.1%	27.8%	24.6%
Return on assets(2)	8.4%	19.0%	17.5%	16.3%	14.9%
Inventory turns	4.0	3.8	3.8	4.0	4.1
Current ratio at May 31	2.5	2.9	2.8	2.5	2.7
Price/Earnings ratio at May 31(2)	61.4	21.1	25.6	27.5	25.9

(1)
Prior year amounts have been updated to reflect the adoption of Accounting Standards Update No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As a result of adoption, the Company reclassified cash inflows of $177 million, $281 million, $218 million and $132 million for the years ended May 31, 2017, 2016, 2015 and 2014, respectively, related to excess tax benefits from share-based payment awards, from Cash used by financing activities to Cash provided by operations. Additionally, the Company reclassified cash outflows of $29 million, $22 million, $8 million and $13 million for the years ended May 31, 2017, 2016, 2015 and 2014, respectively, related to tax payments for the net settlement of share-based payment awards, from Cash provided by operations to Cash used by financing activities within the Consolidated Statements of Cash Flows. Refer to Note 1 — Summary of Significant Accounting Policies for additional information.

(2)	Certain fiscal 2018 financial ratios reflect the impact of the Tax Cuts and Jobs Act. Refer to Note 9 — Income Taxes for additional information.

Selected Quarterly Financial Data

(Unaudited) (In millions, except per share data)	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2018	2017	2018	2017	2018(1)	2017	2018	2017
Revenues	$9,070	$9,061	$8,554	$8,180	$8,984	$8,432	$9,789	$8,677
Gross profit	3,962	4,123	3,678	3,616	3,938	3,750	4,378	3,823
Gross margin	43.7%	45.5%	43.0%	44.2%	43.8%	44.5%	44.7%	44.1%
Net income (loss)	950	1,249	767	842	(921)	1,141	1,137	1,008
Earnings (loss) per common share:
Basic	0.58	0.75	0.47	0.51	(0.57)	0.69	0.71	0.61
Diluted	0.57	0.73	0.46	0.50	(0.57)	0.68	0.69	0.60
Weighted average common shares outstanding	1,639.1	1,672.0	1,627.0	1,659.1	1,623.5	1,653.1	1,605.7	1,646.9
Diluted weighted average common shares outstanding	1,676.9	1,708.9	1,660.9	1,693.2	1,623.5	1,686.3	1,641.2	1,678.6
Cash dividends declared per common share	0.18	0.16	0.20	0.18	0.20	0.18	0.20	0.18
Price range of common stock:
High	60.53	60.33	61.21	59.18	70.25	58.42	73.49	59.00
Low	50.79	51.48	50.35	49.01	59.24	50.06	63.21	50.81

(1)	The third quarter of fiscal 2018 reflects the impact from the enactment of the Tax Cuts and Jobs Act. Refer to Note 9 — Income Taxes for additional information.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
NIKE designs, develops, markets and sells athletic footwear, apparel, equipment, accessories and services worldwide. We are the largest seller of athletic footwear and apparel in the world. We sell our products through NIKE-owned retail stores and through digital platforms (which we refer to collectively as our “NIKE Direct” operations), to retail accounts and a mix of independent distributors, licensees and sales representatives in virtually all countries around the world. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment and accessories businesses. Our strategy is to achieve long-term revenue growth by creating innovative, “must have” products, building deep personal consumer connections with our brands and delivering compelling consumer experiences through digital platforms and at retail.
In June 2017, we announced the Consumer Direct Offense, a new company alignment designed to allow NIKE to better serve the consumer personally, at scale. Leveraging the power of digital, NIKE plans to drive growth — by accelerating innovation and product creation, moving even closer to the consumer through key cities, and deepening one-to-one connections. As a result of this organizational realignment, beginning in fiscal 2018, the Company’s reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa (EMEA); Greater China; and Asia Pacific & Latin America (APLA).
Through the Consumer Direct Offense, we are focusing on our Triple Double strategy, with the objective of doubling the impact of innovation, increasing our speed to market and growing our direct connections with consumers. As a result of the execution of this strategy, our long-term financial goals through fiscal 2023, on average, per year, are as follows:

•	High single-digit revenue growth;

•	Gross margin expansion of as much as 50 basis points;

•	Slight selling and administrative expense leverage;

•	Mid-teens earnings per share growth; and

•	Low-thirties percentage rate of return on invested capital.
Over the past ten years, we have achieved strong growth in many of these metrics. During this time, revenues for NIKE, Inc. have grown 7% on an annual compounded basis, annual gross margin has ranged from 43.5% to 46.4%, diluted earnings per common share has grown steadily and our return on invested capital has been as high as 34.7%.
Our fiscal 2018 results demonstrated the power of the NIKE, Inc. portfolio to generate revenue growth, while investing in capabilities in support of our Triple Double strategy to fuel our next phase of long-term growth and profitability. We achieved record revenues for fiscal 2018, growing 6% to $36.4 billion. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, delivered 7% revenue growth. On a currency-neutral basis, NIKE Brand revenues grew 5%, driven by strong revenue growth across all international geographies and NIKE Direct, as well as growth in footwear, apparel and most key categories. Revenues for Converse decreased 8% and 11% on a reported and currency-neutral basis, respectively, primarily driven by lower revenues in North America.
Income before income taxes decreased 11% for fiscal 2018, in part reflecting the negative impact of weakening foreign currency exchange rates. Revenue growth was more than offset by higher selling and administrative expense, gross margin contraction, and a shift to other expense, net from other income, net for fiscal 2017. NIKE, Inc. gross margin decreased 80 basis points primarily due to foreign currency exchange rate headwinds. Selling and administrative expense was higher as a percent of revenues, reflecting investments in digital capabilities, consumer experiences and product and brand marketing to drive long-term growth under the Consumer Direct Offense.
Diluted earnings per common share reflects a 2% decline in the weighted average diluted common shares outstanding, driven by our share repurchase program.
While foreign currency markets remain volatile, we continue to see opportunities to drive future growth and profitability, and remain committed to effectively managing our business to achieve our financial goals over the long-term by executing against the operational strategies outlined above.
Use of Non-GAAP Financial Measures
Throughout this Annual Report on Form 10-K, we discuss non-GAAP financial measures, including references to wholesale equivalent revenues and currency-neutral revenues, which should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). References to wholesale equivalent revenues are intended to provide context as to the total size of our NIKE Brand market footprint if we had no NIKE Direct operations. NIKE Brand wholesale equivalent revenues consist of (1) sales to external wholesale customers and (2) internal sales from our wholesale operations to our NIKE Direct operations, which are charged at prices comparable to those charged to external wholesale customers. Additionally, currency-neutral revenues are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations.
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

Results of Operations

(Dollars in millions, except per share data)	Fiscal 2018	Fiscal 2017	% Change	Fiscal 2016	% Change
Revenues	$36,397	$34,350	6%	$32,376	6%
Cost of sales	20,441	19,038	7%	17,405	9%
Gross profit	15,956	15,312	4%	14,971	2%
Gross margin	43.8%	44.6%		46.2%
Demand creation expense	3,577	3,341	7%	3,278	2%
Operating overhead expense	7,934	7,222	10%	7,191	0%
Total selling and administrative expense	11,511	10,563	9%	10,469	1%
% of revenues	31.6%	30.8%		32.3%
Interest expense (income), net	54	59	—	19	—
Other expense (income), net	66	(196)	—	(140)	—
Income before income taxes	4,325	4,886	-11%	4,623	6%
Income tax expense	2,392	646	270%	863	-25%
Effective tax rate	55.3%	13.2%		18.7%
NET INCOME	$1,933	$4,240	-54%	$3,760	13%
Diluted earnings per common share	$1.17	$2.51	-53%	$2.16	16%

Consolidated Operating Results
Revenues

(Dollars in millions)	Fiscal 2018	Fiscal 2017(1)	% Change	% Change Excluding Currency Changes(2)	Fiscal 2016(1)	% Change	% Change Excluding Currency Changes(2)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$22,268	$21,081	6%	4%	$19,871	6%	8%
Apparel	10,733	9,654	11%	9%	9,067	6%	9%
Equipment	1,396	1,425	-2%	-4%	1,496	-5%	-3%
Global Brand Divisions(3)	88	73	21%	12%	73	0%	2%
Total NIKE Brand Revenues	34,485	32,233	7%	5%	30,507	6%	8%
Converse	1,886	2,042	-8%	-11%	1,955	4%	6%
Corporate(4)	26	75	—	—	(86)	—	—
TOTAL NIKE, INC. REVENUES	$36,397	$34,350	6%	4%	$32,376	6%	8%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$23,969	$23,078	4%	2%	$22,577	2%	5%
Sales through NIKE Direct	10,428	9,082	15%	12%	7,857	16%	18%
Global Brand Divisions(3)	88	73	21%	12%	73	0%	2%
TOTAL NIKE BRAND REVENUES	$34,485	$32,233	7%	5%	$30,507	6%	8%
NIKE Brand Revenues on a Wholesale Equivalent Basis:(5)
Sales to Wholesale Customers	$23,969	$23,078	4%	2%	$22,577	2%	5%
Sales from our Wholesale Operations to NIKE Direct Operations	6,332	5,616	13%	10%	4,672	20%	22%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$30,301	$28,694	6%	4%	$27,249	5%	8%
NIKE Brand Wholesale Equivalent Revenues by:(5)
Men’s	$17,114	$16,041	7%	5%	$15,410	4%	6%
Women’s	6,915	6,644	4%	2%	6,296	6%	8%
Young Athletes’	4,906	4,838	1%	-1%	4,560	6%	8%
Others(6)	1,366	1,171	17%	13%	983	19%	21%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$30,301	$28,694	6%	4%	$27,249	5%	8%
NIKE Brand Wholesale Equivalent Revenues by:(5)
Running	$5,198	$4,860	7%	5%	$4,401	10%	13%
NIKE Basketball	1,494	1,292	16%	14%	1,378	-6%	-5%
Jordan Brand	2,856	3,098	-8%	-9%	2,753	13%	13%
Football (Soccer)	2,146	1,984	8%	5%	2,143	-7%	-4%
Training	3,126	3,080	1%	0%	3,150	-2%	-1%
Sportswear	10,018	8,988	11%	8%	8,129	11%	14%
Others(7)	5,463	5,392	1%	0%	5,295	2%	3%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$30,301	$28,694	6%	4%	$27,249	5%	8%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2018 presentation. These changes had no impact on previously reported consolidated results of operations or shareholders’ equity.

(2)
The percent change has been calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations, which is considered a non-GAAP financial measure.

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

(5)
References to NIKE Brand wholesale equivalent revenues, which are considered non-GAAP financial measures, are intended to provide context as to the total size of our NIKE Brand market footprint if we had no NIKE Direct operations. NIKE Brand wholesale equivalent revenues consist of (1) sales to external wholesale customers and (2) internal sales from our wholesale operations to our NIKE Direct operations, which are charged at prices comparable to those charged to external wholesale customers.

(6)
Others include all unisex products, equipment and other products not allocated to Men’s, Women’s and Young Athletes’, as well as certain adjustments that are not allocated to products designated by gender or age.

(7)	Others include all other categories and certain adjustments that are not allocated at the category level.
Fiscal 2018 Compared to Fiscal 2017
On a currency-neutral basis, NIKE, Inc. Revenues grew 4% for fiscal 2018, driven by growth in the NIKE Brand. All international NIKE Brand geographies delivered higher revenues for fiscal 2018 as our Consumer Direct Offense delivered innovative products, deep brand connections and compelling retail experiences to consumers through digital platforms and at NIKE-owned and retail partner stores, driving demand for NIKE Brand products. Revenue growth was broad-based, as Greater China, EMEA and APLA each contributed approximately 2 percentage points of the increase in NIKE, Inc. Revenues. For fiscal 2018, lower revenues from North America and Converse each reduced NIKE, Inc. Revenues by approximately 1 percentage point.
On a currency-neutral basis, NIKE Brand footwear and apparel revenues increased 4% and 9%, respectively, for fiscal 2018, while NIKE Brand equipment revenues decreased 4%. On a category basis, the increase in NIKE Brand footwear revenues was due to strong growth in Sportswear and Running, which was partially offset by lower revenues in several other categories, most notably the Jordan Brand. Footwear unit sales for fiscal 2018 increased 2% and higher average selling price (ASP) per pair contributed approximately 2 percentage points of footwear revenue growth, primarily due to the favorable impact of growth in our NIKE Direct business.
The currency-neutral increase in NIKE Brand apparel revenues for fiscal 2018 was fueled by growth in nearly all key categories, most notably Sportswear, NIKE Basketball and Football (Soccer). Unit sales of apparel increased 4% and higher ASP per unit contributed approximately 5 percentage points of apparel revenue growth, primarily due to higher ASPs from full-price, off-price and NIKE Direct sales.
For fiscal 2018, NIKE Direct revenues represented approximately 30% of our total NIKE Brand revenues compared to 28% for fiscal 2017. On a currency-neutral basis, NIKE Direct revenues increased 12% for fiscal 2018, driven by strong digital commerce sales growth of 25%, the addition of new stores and 4% comparable store sales growth. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. On a reported basis, digital commerce sales, which are not included in comparable store sales, were $2.8 billion for fiscal 2018 compared to $2.2 billion for fiscal 2017, and represented approximately 27% of our total NIKE Brand NIKE Direct revenues for fiscal 2018 compared to 24% for fiscal 2017.
On a wholesale equivalent and currency-neutral basis, fiscal 2018 NIKE Brand Men’s revenues increased 5%, as growth in Sportswear, Running and NIKE Basketball more than offset lower Football (Soccer) and Jordan Brand revenues. Women’s revenues increased 2%, led by growth in Sportswear, partially offset by a decline in Training. Revenues for our Young Athletes’ business decreased 1%, as growth in Football (Soccer), was more than offset by lower revenues in the Jordan Brand.
Fiscal 2017 Compared to Fiscal 2016
On a currency-neutral basis, NIKE, Inc. Revenues grew 8% for fiscal 2017, driven by higher revenues for all NIKE Brand geographies and Converse. Revenue growth was broad-based, as EMEA, Greater China, APLA and North America each contributed approximately 2 percentage points of the increase in NIKE, Inc. Revenues.
On a currency-neutral basis, NIKE Brand footwear and apparel revenues increased 8% and 9%, respectively, for fiscal 2017, while NIKE Brand equipment revenues decreased 3%. On a category basis, the increase in NIKE Brand footwear revenues was driven by strong growth in Sportswear, Running and the Jordan Brand. Footwear unit sales for fiscal 2017 increased 7%, with higher ASP per pair contributing approximately 1 percentage point of footwear revenue growth, primarily driven by higher full-price and off-price ASPs, partially offset by the impact of higher off-price sales.
The currency-neutral increase in NIKE Brand apparel revenues for fiscal 2017 was fueled by growth in all key categories, led by Sportswear, Running and Training. Unit sales of apparel increased 6%, while higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth, primarily due to higher full-price ASP and, to a lesser extent, growth in our higher-priced NIKE Direct business.
For fiscal 2017, NIKE Direct revenues represented approximately 28% of our total NIKE Brand revenues compared to 26% for fiscal 2016. On a currency-neutral basis, NIKE Direct revenues increased 18% for fiscal 2017, driven by strong digital commerce sales growth of 30%, the addition of new stores and 7% comparable store sales growth. On a reported basis, digital commerce sales, which are not included in comparable store sales, were $2.2 billion for fiscal 2017 compared to $1.7 billion for fiscal 2016 and represented approximately 24% of our total NIKE Direct revenues for fiscal 2017 compared to 22% for fiscal 2016.
On a wholesale equivalent and currency-neutral basis, fiscal 2017 NIKE Brand Men’s revenues increased 6%, driven by significant growth in Sportswear, Running and the Jordan Brand, while Women’s revenues increased 8%, led by growth in Sportswear and Running. Revenues for our Young Athletes’ business increased 8%, with growth across multiple categories, most notably the Jordan Brand.

Gross Margin

(Dollars in millions)	Fiscal 2018	Fiscal 2017	% Change		Fiscal 2016	% Change
Gross profit	$15,956	$15,312	4%		$14,971	2%
Gross margin	43.8%	44.6%	(80	) bps	46.2%	(160	) bps
Fiscal 2018 Compared to Fiscal 2017
For fiscal 2018, our consolidated gross margin was 80 basis points lower than fiscal 2017, primarily reflecting the following factors:

•	Unfavorable changes in net foreign currency exchange rates, including hedges (decreasing gross margin approximately 90 basis points);

•
Lower NIKE Direct margin (decreasing gross margin approximately 10 basis points) reflecting higher mix of off-price sales in the first half of fiscal 2018, which was partially offset by margin expansion in the second half of fiscal 2018;

•
NIKE Brand full-price ASP, net of discounts, on a wholesale equivalent basis, which was flat for fiscal 2018 as higher discounts in the first half of fiscal 2018 were offset by higher full-price ASP in the second half of the year; and

•	NIKE Brand product costs, on a wholesale equivalent basis, which were flat.
Fiscal 2017 Compared to Fiscal 2016
For fiscal 2017, our consolidated gross margin was 160 basis points lower than fiscal 2016, primarily driven by the following factors:

•
Higher NIKE Brand full-price ASP, net of discounts, on a wholesale equivalent basis (increasing gross margin approximately 70 basis points) aligned with our strategy to deliver innovative, premium products to the consumer;

•
Higher NIKE Brand product costs (decreasing gross margin approximately 100 basis points) as an increase in the mix of higher cost products and labor input cost inflation more than offset lower material input costs;

•	Unfavorable changes in net foreign currency exchange rates, including hedges (decreasing gross margin approximately 90 basis points); and

•	Lower NIKE Direct margins (decreasing gross margin approximately 20 basis points) reflecting the impact of higher off-price sales.
Total Selling and Administrative Expense

(Dollars in millions)	Fiscal 2018	Fiscal 2017	% Change		Fiscal 2016	% Change
Demand creation expense(1)	$3,577	$3,341	7%		$3,278	2%
Operating overhead expense	7,934	7,222	10%		7,191	0%
Total selling and administrative expense	$11,511	$10,563	9%		$10,469	1%
% of revenues	31.6%	30.8%	80	bps	32.3%	(150	) bps

(1)
Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary product, television, digital and print advertising and media costs, brand events and retail brand presentation.

Fiscal 2018 Compared to Fiscal 2017
Demand creation expense increased 7% for fiscal 2018 compared to fiscal 2017, driven by higher sports marketing costs. Changes in foreign currency exchange rates increased Demand creation expense by approximately 3 percentage points for fiscal 2018.
Operating overhead expense increased 10% compared to fiscal 2017, due to higher administrative costs, continued investments in our growing NIKE Direct business and one-time wage-related costs associated with the Consumer Direct Offense organizational realignment. Changes in foreign currency exchange rates increased Operating overhead expense by approximately 2 percentage points for fiscal 2018.
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
Operating overhead expense was flat compared to fiscal 2016 as continued investments in our growing NIKE Direct business were offset by administrative cost efficiencies and lower variable compensation. Changes in foreign currency exchange rates reduced Operating overhead expense by approximately 1 percentage point for fiscal 2017.
Other Expense (Income), Net

(In millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Other expense (income), net	$66	$(196)	$(140)
Other expense (income), net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies, and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions outside the normal course of business.

Fiscal 2018 Compared to Fiscal 2017
Other expense (income), net changed from $196 million of other income, net for fiscal 2017 to $66 million of other expense, net for fiscal 2018, primarily due to a $287 million net detrimental change in foreign currency conversion gains and losses, including hedges.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other expense (income), net had an unfavorable impact on our Income before income taxes of $110 million for fiscal 2018.
Fiscal 2017 Compared to Fiscal 2016
Other expense (income), net increased from $140 million of other income, net for fiscal 2016 to $196 million of other income, net for fiscal 2017, primarily due to a $56 million net beneficial change in foreign currency conversion gains and losses.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other expense (income), net had an unfavorable impact on our Income before income taxes of $59 million for fiscal 2017.
Income Taxes

	Fiscal 2018	Fiscal 2017	% Change		Fiscal 2016	% Change
Effective tax rate	55.3%	13.2%	4,210	bps	18.7%	(550	) bps
Fiscal 2018 Compared to Fiscal 2017
Our effective tax rate was 55.3% for fiscal 2018, reflecting the impact of the Tax Cuts and Jobs Act (the “Tax Act”). The impact of the Tax Act primarily reflects provisional expense of $1,875 million for the one-time transition tax on the deemed repatriation of undistributed foreign earnings and $158 million resulting from the remeasurement of deferred tax assets and liabilities. The remaining provisions of the Tax Act, which were a net benefit to the effective tax rate, did not have a material impact on our Consolidated Financial Statements during fiscal 2018. The increase in the effective tax rate resulting from the Tax Act was partially offset by the tax benefit from stock-based compensation in the current period as a result of the adoption of Accounting Standards Update (ASU) 2016-09 in the first quarter of fiscal 2018.
Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for additional information on the impact of ASU 2016-09, and Note 9 — Income Taxes for additional information on the impact of the Tax Act.
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

The breakdown of revenues is as follows:

(Dollars in millions)	Fiscal 2018	Fiscal 2017(1)	% Change	% Change Excluding Currency Changes(2)	Fiscal 2016(1)	% Change	% Change Excluding Currency Changes(2)
North America	$14,855	$15,216	-2%	-2%	$14,764	3%	3%
Europe, Middle East & Africa	9,242	7,970	16%	9%	7,568	5%	10%
Greater China	5,134	4,237	21%	18%	3,785	12%	17%
Asia Pacific & Latin America	5,166	4,737	9%	10%	4,317	10%	13%
Global Brand Divisions(3)	88	73	21%	12%	73	0%	2%
TOTAL NIKE BRAND	34,485	32,233	7%	5%	30,507	6%	8%
Converse	1,886	2,042	-8%	-11%	1,955	4%	6%
Corporate(4)	26	75	—	—	(86)	—	—
TOTAL NIKE, INC. REVENUES	$36,397	$34,350	6%	4%	$32,376	6%	8%

(1)
Certain prior year amounts have been reclassified to conform to fiscal 2018 presentation. This includes reclassified operating segment data to reflect the changes in the Company’s operating structure, which became effective June 1, 2017. These changes had no impact on previously reported consolidated results of operations or shareholders’ equity.

(2)
The percent change has been calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations, which is considered a non-GAAP financial measure.

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
The breakdown of earnings before interest and taxes is as follows:

(Dollars in millions)	Fiscal 2018	Fiscal 2017(1)	% Change	Fiscal 2016(1)	% Change
North America	$3,600	$3,875	-7%	$3,763	3%
Europe, Middle East & Africa	1,587	1,507	5%	1,787	-16%
Greater China	1,807	1,507	20%	1,372	10%
Asia Pacific & Latin America	1,189	980	21%	1,002	-2%
Global Brand Divisions	(2,658)	(2,677)	1%	(2,596)	-3%
TOTAL NIKE BRAND	5,525	5,192	6%	5,328	-3%
Converse	310	477	-35%	487	-2%
Corporate	(1,456)	(724)	-101%	(1,173)	38%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES	4,379	4,945	-11%	4,642	7%
Interest expense (income), net	54	59	—	19	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$4,325	$4,886	-11%	$4,623	6%

(1)
Certain prior year amounts have been reclassified to conform to fiscal 2018 presentation. This includes reclassified operating segment data to reflect the changes in the Company’s operating structure, which became effective June 1, 2017. These changes had no impact on previously reported consolidated results of operations or shareholders’ equity.

North America

(Dollars in millions)	Fiscal 2018	Fiscal 2017	% Change	% Change Excluding Currency Changes	Fiscal 2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$9,322	$9,684	-4%	-4%	$9,299	4%	4%
Apparel	4,938	4,886	1%	1%	4,746	3%	3%
Equipment	595	646	-8%	-8%	719	-10%	-10%
TOTAL REVENUES	$14,855	$15,216	-2%	-2%	$14,764	3%	3%
Revenues by:
Sales to Wholesale Customers	$10,159	$10,756	-6%	-6%	$10,674	1%	1%
Sales through NIKE Direct	4,696	4,460	5%	5%	4,090	9%	9%
TOTAL REVENUES	$14,855	$15,216	-2%	-2%	$14,764	3%	3%
EARNINGS BEFORE INTEREST AND TAXES	$3,600	$3,875	-7%		$3,763	3%
In the current marketplace environment, we believe there has been a meaningful shift in the way consumers shop for product and make purchasing decisions. Consumers are demanding a constant flow of fresh and innovative product, and have an expectation for superior service and real-time delivery, all fueled by the shift toward digital. Specifically, in North America we anticipate continued evolution within the retail landscape, driven by shifting consumer traffic patterns across digital and physical channels. The evolution of the North America marketplace has resulted in third-party retail store closures; however, we are currently seeing stabilization and momentum building in our business, fueled by innovative product and NIKE Brand consumer experiences, leveraging digital.
Fiscal 2018 Compared to Fiscal 2017
North America revenues decreased 2%, as growth in our Sportswear and NIKE Basketball categories was more than offset by declines in all other categories, most notably the Jordan Brand and Running. NIKE Direct revenues increased 5% for fiscal 2018 due to digital commerce sales growth and the addition of new stores.
Footwear revenues declined 4% for fiscal 2018, as lower revenues in nearly all categories, most notably the Jordan Brand, more than offset higher revenues in Sportswear. Unit sales of footwear decreased 5%, while ASP per pair contributed approximately 1 percentage point of footwear growth, driven by the favorable impact of growth in our NIKE Direct business.
Apparel revenue growth of 1% for fiscal 2018 was attributable to higher revenues in our Sportswear and NIKE Basketball categories, which was only partially offset by declines in nearly all other categories. Unit sales of apparel decreased 4%, while higher ASP per unit contributed approximately 5 percentage points of apparel revenue growth, primarily due to the favorable impact of growth in our NIKE Direct business and, to a lesser extent, higher full-price ASP and favorable changes in off-price sales.
EBIT declined 7% for fiscal 2018, primarily reflecting lower revenues and higher selling and administrative expense. Gross margin declined 10 basis points as lower full-price ASP more than offset the favorable impact of growth in our NIKE Direct business. Selling and administrative expense grew due to higher operating overhead expense resulting from continued investments in our growing NIKE Direct business. Demand creation expense also increased, as higher sports marketing costs were only partially offset by lower retail brand presentation costs.
Fiscal 2017 Compared to Fiscal 2016
North America revenues increased 3%, driven by growth in our Sportswear and Jordan Brand categories, partially offset by declines in other categories, including NIKE Basketball. NIKE Direct revenues increased 9% for fiscal 2017 due to digital commerce sales growth, the addition of new stores and comparable store sales growth of 3%.
Footwear revenue growth for fiscal 2017 was attributable to higher revenues in our Sportswear and Jordan Brand categories, partially offset by declines in other categories. Unit sales of footwear increased 4%, while ASP per pair was flat as higher off-price ASP was offset by unfavorable off-price mix.
The increase in apparel revenues for fiscal 2017 was due to growth concentrated in Sportswear, partially offset by declines in other categories. Unit sales of apparel grew 2% and higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth, primarily due to higher full-price ASP.
EBIT grew 3% for fiscal 2017 as revenue growth and gross margin expansion were partially offset by higher selling and administrative expense as a percent of revenues. Gross margin increased 10 basis points as higher full-price ASP and favorable off-price margin more than offset higher product costs and increased off-price mix as a result of clearing excess inventories through off-price channels, including through our NIKE Direct business. Selling and administrative expense grew due to higher operating overhead as continued investments in our growing NIKE Direct business were partially offset by lower bad debt expense. Demand creation was flat as higher sports marketing and retail brand presentation costs offset lower marketing and advertising costs.

Europe, Middle East & Africa

(Dollars in millions)	Fiscal 2018	Fiscal 2017	% Change	% Change Excluding Currency Changes	Fiscal 2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$5,875	$5,192	13%	6%	$5,043	3%	8%
Apparel	2,940	2,395	23%	16%	2,149	11%	17%
Equipment	427	383	11%	6%	376	2%	7%
TOTAL REVENUES	$9,242	$7,970	16%	9%	$7,568	5%	10%
Revenues by:
Sales to Wholesale Customers	$6,765	$5,917	14%	8%	$5,869	1%	5%
Sales through NIKE Direct	2,477	2,053	21%	13%	1,699	21%	27%
TOTAL REVENUES	$9,242	$7,970	16%	9%	$7,568	5%	10%
EARNINGS BEFORE INTEREST AND TAXES	$1,587	$1,507	5%		$1,787	-16%
Fiscal 2018 Compared to Fiscal 2017
On a currency-neutral basis, EMEA revenues for fiscal 2018 increased 9%, driven by higher revenues in every territory, most notably our UK & Ireland territory, which grew 21%. Revenues increased in nearly all key categories, led by Sportswear and Football (Soccer). NIKE Direct revenues grew 13% for fiscal 2018 due to strong digital commerce sales growth, comparable store sales growth of 6% and the addition of new stores.
The 6% increase in currency-neutral footwear revenues for fiscal 2018 was due to growth in most key categories, led by Sportswear. For fiscal 2018, unit sales of footwear increased 6% while ASP per pair was flat, as higher off-price ASP was offset by lower full-price ASP.
Currency-neutral apparel revenues grew 16% for fiscal 2018, driven by higher revenues in all key categories, most notably Sportswear and Football (Soccer). Unit sales of apparel increased 12% and higher ASP per unit contributed approximately 4 percentage points of apparel revenue growth. The increase in ASP per unit was primarily attributable to higher full-price ASP.
Reported EBIT increased 5% for fiscal 2018 due to revenue growth and slight selling and administrative expense leverage, which was partially offset by gross margin contraction. Gross margin declined 180 basis points as lower product costs were more than offset by unfavorable standard foreign currency exchange rates, lower full-price ASP due to product mix, and lower NIKE Direct margin. Selling and administrative expense increased due to higher demand creation expense driven by sports marketing and advertising costs. Operating overhead also increased primarily due to continued investments in our growing NIKE Direct business and, to a lesser extent, higher administrative costs.
Fiscal 2017 Compared to Fiscal 2016
On a currency-neutral basis, EMEA revenues for fiscal 2017 increased 10%. Revenue growth was broad-based across all territories, led by the UK & Ireland, which grew 11%. On a category basis, revenues increased for nearly all key categories, led by Sportswear and, to a lesser extent, Running and the Jordan Brand. NIKE Direct revenues grew 27% for fiscal 2017 due to comparable store sales growth of 15%, strong digital commerce sales growth and the addition of new stores.
The currency-neutral increase in footwear revenues was led by Sportswear, Running and the Jordan Brand, partially offset by declines in Football (Soccer) and Training. For fiscal 2017, unit sales of footwear increased 5% and higher ASP per pair contributed approximately 3 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to the favorable impact of growth in our NIKE Direct business.
Currency-neutral apparel revenue growth was driven by higher revenues in all key categories, most notably Sportswear and, to a lesser extent, Training and Football (Soccer). Unit sales of apparel for fiscal 2017 increased 12%, while higher ASP per unit contributed approximately 5 percentage points of apparel revenue growth. The increase in ASP per unit was primarily attributable to the favorable impact of growth in our NIKE Direct business and higher full-price ASP.
Reported EBIT decreased 16% for fiscal 2017, in part reflecting the negative impact of weakening foreign currency exchange rates. Higher revenues and selling and administrative expense leverage were more than offset by significant gross margin contraction. Gross margin declined 530 basis points primarily driven by the effects of significant unfavorable standard foreign currency exchange rates. Selling and administrative expense increased due to higher demand creation expense, as increased sports marketing and advertising expenses more than offset lower marketing costs. Operating overhead also increased due to continued investments in our growing NIKE Direct business, partially offset by administrative cost efficiencies and lower variable compensation costs.

Greater China

(Dollars in millions)	Fiscal 2018	Fiscal 2017	% Change	% Change Excluding Currency Changes	Fiscal 2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$3,496	$2,920	20%	16%	$2,599	12%	18%
Apparel	1,508	1,188	27%	23%	1,055	13%	18%
Equipment	130	129	1%	-1%	131	-2%	3%
TOTAL REVENUES	$5,134	$4,237	21%	18%	$3,785	12%	17%
Revenues by:
Sales to Wholesale Customers	$3,216	$2,774	16%	13%	$2,623	6%	11%
Sales through NIKE Direct	1,918	1,463	31%	27%	1,162	26%	32%
TOTAL REVENUES	$5,134	$4,237	21%	18%	$3,785	12%	17%
EARNINGS BEFORE INTEREST AND TAXES	$1,807	$1,507	20%		$1,372	10%
Fiscal 2018 Compared to Fiscal 2017
On a currency-neutral basis, Greater China revenues for fiscal 2018 increased 18%, driven by higher revenues in all key categories, led by Running, Sportswear and the Jordan Brand. NIKE Direct revenues increased 27%, driven by strong digital commerce sales growth, the addition of new stores and comparable store sales growth of 10%.
Currency-neutral footwear revenues increased 16% for fiscal 2018, driven by growth in nearly all key categories, most notably Running and the Jordan Brand. Unit sales of footwear increased 19%, while lower ASP per pair reduced footwear revenue growth by approximately 3 percentage points, driven by lower full-price ASP resulting from product mix, as well as unfavorable off-price mix.
The currency-neutral apparel revenue growth of 23% for fiscal 2018 was fueled by higher revenues in all key categories, most notably Sportswear and, to a lesser extent, NIKE Basketball, the Jordan Brand and Running. Unit sales of apparel increased 20% and higher ASP per unit increased apparel revenue growth by approximately 3 percentage points. The increase in ASP per unit was attributable to higher full-price, off-price and NIKE Direct ASPs.
Reported EBIT increased 20% for fiscal 2018, driven by higher revenues and selling and administrative expense leverage, partially offset by lower gross margin. Gross margin contracted 210 basis points primarily due to unfavorable standard foreign currency exchange rates and lower off-price margin, including through our NIKE Direct business. Selling and administrative expense increased due to growth in operating overhead expense, primarily reflecting ongoing investments in our NIKE Direct business. Demand creation expense also grew, primarily driven by higher retail brand presentation costs.
Fiscal 2017 Compared to Fiscal 2016
On a currency-neutral basis, Greater China revenues for fiscal 2017 increased 17%, driven by higher revenues in nearly all key categories, led by Running, Sportswear and the Jordan Brand. NIKE Direct revenues increased 32%, driven by strong digital commerce sales growth, the addition of new stores and comparable store sales growth of 9%.
The currency-neutral increase in footwear revenue for fiscal 2017 was driven by growth in nearly all key categories, most notably Running, Sportswear and the Jordan Brand. Unit sales of footwear increased 21%, while lower ASP per pair reduced footwear revenue growth by approximately 3 percentage points as higher off-price ASP was more than offset by lower NIKE Direct ASP and unfavorable off-price mix.
The currency-neutral apparel revenue growth for fiscal 2017 was due to higher revenues in nearly all key categories, led by Sportswear and Running. Unit sales of apparel increased 15% and higher ASP per unit increased apparel revenue growth by approximately 3 percentage points. The increase in ASP per unit was attributable to higher full-price ASP, partially offset by lower ASP in our NIKE Direct business and unfavorable off-price mix.
Despite the negative impact of translation, reported EBIT increased 10% for fiscal 2017 driven by higher revenues and selling and administrative expense leverage, partially offset by lower gross margin. Gross margin contracted 240 basis points primarily due to unfavorable standard foreign currency exchange rates and higher product costs. Selling and administrative expense increased due to higher operating overhead to support NIKE Direct growth. Demand creation expense also increased as higher marketing costs more than offset lower retail brand presentation and sports marketing expenses.

 Asia Pacific & Latin America

(Dollars in millions)	Fiscal 2018	Fiscal 2017	% Change	% Change Excluding Currency Changes	Fiscal 2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$3,575	$3,285	9%	9%	$2,930	12%	16%
Apparel	1,347	1,185	14%	15%	1,117	6%	9%
Equipment	244	267	-9%	-8%	270	-1%	-1%
TOTAL REVENUES	$5,166	$4,737	9%	10%	$4,317	10%	13%
Revenues by:
Sales to Wholesale Customers	$3,829	$3,631	5%	6%	$3,411	6%	10%
Sales through NIKE Direct	1,337	1,106	21%	21%	906	22%	21%
TOTAL REVENUES	$5,166	$4,737	9%	10%	$4,317	10%	13%
EARNINGS BEFORE INTEREST AND TAXES	$1,189	$980	21%		$1,002	-2%
Fiscal 2018 Compared to Fiscal 2017
On a currency-neutral basis, APLA revenues increased 10%, driven by higher revenues in every territory. Territory revenue growth was broad-based, led by SOCO (which comprises Argentina, Uruguay and Chile), which grew 19%. Revenues increased in all key categories, led by Sportswear and Running. NIKE Direct revenues increased 21%, fueled by comparable store sales growth of 11%, strong digital commerce sales growth and the addition of new stores.
The 9% increase in currency-neutral footwear revenues for fiscal 2018 was attributable to growth in every key category, led by Sportswear and Running. Unit sales of footwear increased 5% and higher ASP per pair contributed approximately 4 percentage points of footwear revenue growth, driven by higher full-price, off-price and NIKE Direct ASPs.
Currency-neutral apparel revenues grew 15% for fiscal 2018, driven by higher revenues in every key category, most notably Sportswear and, to a lesser extent, Football (Soccer), Training and NIKE Basketball. Unit sales of apparel increased 11% and higher ASP per unit contributed approximately 4 percentage points of apparel revenue growth. The increase in ASP per unit was primarily driven by higher full-price ASP and, to a lesser extent, favorable off-price mix and higher off-price ASP.
Reported EBIT increased 21% due to revenue growth, strong selling and administrative expense leverage and gross margin expansion. Gross margin increased 90 basis points as higher full-price ASP and favorable standard foreign currency exchange rates more than offset higher product costs. Selling and administrative expense increased as higher operating overhead costs resulting from continued investments in our growing NIKE Direct business more than offset lower demand creation expense. The decrease in demand creation expense was primarily attributable to lower marketing costs as a result of prior year investments to support the Rio Olympics.
Fiscal 2017 Compared to Fiscal 2016
On a currency-neutral basis, APLA revenues for fiscal 2017 increased 13%. Revenue growth was broad-based across all territories, led by SOCO, Korea and Mexico, which grew 34%, 14% and 18%, respectively. Additionally, revenues increased in all key categories, led by Running and Sportswear. NIKE Direct revenues increased 21%, fueled by the addition of new stores, comparable store sales growth of 11% and higher digital commerce sales.
The increase in currency-neutral footwear revenue for fiscal 2017 was attributable to growth in all key categories, most notably Running and Sportswear. Unit sales of footwear increased 9%. Higher ASP per pair contributed approximately 7 percentage points of footwear revenue growth, primarily attributable to higher full-price ASP, in part reflecting inflationary conditions in certain territories.
Currency-neutral growth in apparel revenue was fueled by increases in all key categories, led by Sportswear and Running. For fiscal 2017, unit sales of apparel increased 3% and higher ASP per unit contributed approximately 6 percentage points of apparel revenue growth. The increase in ASP per unit was primarily driven by higher full-price ASP, in part reflecting inflationary conditions in certain territories.
Reported EBIT decreased 2%, in part reflecting the negative impact of changes in foreign currency exchange rates, primarily the Argentine Peso and Mexican Peso. Reported revenue growth and selling and administrative expense leverage were more than offset by lower gross margin. Gross margin decreased 370 basis points as higher full-price ASP was more than offset by unfavorable standard foreign currency exchange rates and higher product costs. Selling and administrative expense increased due to higher operating overhead costs primarily resulting from ongoing investments in our growing NIKE Direct business, partially offset by administrative cost efficiencies. Demand creation expense also increased as lower advertising costs were more than offset by increased marketing support for the Rio Olympics in the first quarter, as well as higher sports marketing costs.

Global Brand Divisions

(Dollars in millions)	Fiscal 2018	Fiscal 2017	% Change	% Change Excluding Currency Changes	Fiscal 2016	% Change	% Change Excluding Currency Changes
Revenues	$88	$73	21%	12%	$73	0%	2%
(Loss) Before Interest and Taxes	$(2,658)	$(2,677)	-1%		$(2,596)	3%
Global Brand Divisions primarily represent demand creation, operating overhead and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Fiscal 2018 Compared to Fiscal 2017
Global Brand Divisions’ loss before interest and taxes decreased 1% for fiscal 2018 as total selling and administrative expense was largely unchanged compared to fiscal 2017. Operating overhead expense increased due to higher administrative costs, which more than offset lower wage-related expenses. Demand creation expense decreased driven by lower advertising and marketing costs, largely resulting from prior year investments to support the Rio Olympics and the European Football Championship, which were only partially offset by higher sports marketing costs.
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
Converse

(Dollars in millions)	Fiscal 2018	Fiscal 2017	% Change	% Change Excluding Currency Changes	Fiscal 2016	% Change	% Change Excluding Currency Changes
Revenues	$1,886	$2,042	-8%	-11%	$1,955	4%	6%
Earnings Before Interest and Taxes	$310	$477	-35%		$487	-2%
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
Fiscal 2018 Compared to Fiscal 2017
On a currency-neutral basis, revenues for Converse declined 11% for fiscal 2018. Comparable direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years) declined 12%, reducing total Converse revenues by approximately 11 percentage points for fiscal 2018. Comparable direct distribution market unit sales decreased 14%, while higher ASP per unit contributed approximately 2 percentage points of direct distribution markets revenue growth. On a territory basis, the decrease in comparable direct distribution market revenues was primarily attributable to declines in both the United States and Europe, in part reflecting efforts to manage inventory levels in the marketplace, partially offset by revenue growth in Asia. Conversion of markets from licensed to direct distribution increased total Converse revenues by approximately 1 percentage point for fiscal 2018. Revenues from comparable licensed markets decreased 14%, reducing total Converse revenues by approximately 1 percentage point, driven by lower revenues in Latin America.
Reported EBIT declined 35% for fiscal 2018 driven by lower revenues, higher selling and administrative expense and, to a lesser extent, gross margin contraction. Gross margin decreased 100 basis points as higher full-price ASP was more than offset by higher product costs and the unfavorable impact of lower licensing revenues. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Higher operating overhead expense was due to continued investment in our direct to consumer business and, to a lesser extent, higher wage-related costs, while higher demand creation expense was due to increased marketing support for initiatives to drive growth.
Fiscal 2017 Compared to Fiscal 2016
On a currency-neutral basis, revenues for Converse increased 6% for fiscal 2017. Comparable direct distribution markets grew 4%, contributing approximately 4 percentage points of total Converse revenue growth for fiscal 2017. Comparable direct distribution market unit sales increased 2%, while higher ASP per unit contributed approximately 2 percentage points of direct distribution markets revenue growth. On a territory basis, the increase in comparable direct distribution market revenues was primarily attributable to growth in the United States, partially offset by lower revenues in Europe. Conversion of markets from licensed to direct distribution increased total Converse revenues by approximately 2 percentage points for fiscal 2017, primarily driven by the market transition in Italy. Revenues from comparable licensed markets decreased 5%, having an insignificant impact to total Converse revenue. The decrease in comparable licensed markets revenues is primarily due to lower revenues in Latin America.

Reported EBIT declined 2% for fiscal 2017 as revenue growth and lower selling and administrative expense were more than offset by gross margin contraction. Gross margin decreased 300 basis points as higher full-price ASP was more than offset by unfavorable standard foreign currency exchange rates and higher product costs, primarily due to a shift in mix to lower margin products. Gross margin also contracted due to the unfavorable impact of lower licensing revenues, primarily due to market transitions. Selling and administrative expense decreased due to lower demand creation expense, primarily as a result of lower retail brand presentation costs, partially offset by higher advertising expense. Operating overhead increased as higher wage-related expenses were only partially offset by lower administrative costs.
Corporate

(Dollars in millions)	Fiscal 2018	Fiscal 2017	% Change	Fiscal 2016	% Change
Revenues	$26	$75	—	$(86)	—
(Loss) Before Interest and Taxes	$(1,456)	$(724)	101%	$(1,173)	-38%
Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.
The Corporate loss before interest and taxes largely consists of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to our corporate headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; and certain foreign currency gains and losses.
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
Fiscal 2018 Compared to Fiscal 2017
For fiscal 2018, Corporate’s loss before interest and taxes increased $732 million primarily due to the following:

•
a detrimental change in net foreign currency gains and losses of $281 million related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other expense (income), net;

•
an unfavorable change of $255 million, primarily due to higher operating overhead expense driven by higher wage-related costs, in part reflecting one-time costs associated with our organizational realignment in the first half of fiscal 2018, as well as higher administrative costs; and

•
a detrimental change of $196 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin.

Fiscal 2017 Compared to Fiscal 2016
For fiscal 2017, Corporate’s loss before interest and taxes decreased $449 million primarily due to the following:

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. We manage these exposures by taking advantage of natural offsets and currency correlations existing within the portfolio and, where practical and material, by hedging a portion of the remaining exposures using derivative instruments such as forward contracts and options. As described below, the implementation of the NIKE Trading Company (“NTC”) and our foreign currency adjustment program enhanced our ability to manage our foreign exchange risk by increasing the natural offsets and currency correlation benefits existing within our portfolio of foreign exchange exposures. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes.

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

a.
Certain NIKE entities purchase product from the NTC, a wholly-owned sourcing hub that buys NIKE branded products from third-party factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the products to NIKE entities in their respective functional currencies. NTC sales to a NIKE entity with a different functional currency result in a foreign currency exposure for the NTC.

b.
Other NIKE entities purchase product directly from third-party factories in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.

In both purchasing scenarios, a weaker U.S. Dollar decreases inventory costs incurred by NIKE whereas a stronger U.S. Dollar increases its cost.

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

•
Non-Functional Currency Denominated External Sales — A portion of our EMEA geography revenues, as well as a portion of our Converse European operations revenues, are earned in currencies other than the Euro (e.g., the British Pound) but are recognized at a subsidiary that uses the Euro as its functional currency. These sales generate a foreign currency exposure.

•
Other Costs — Non-functional currency denominated costs, such as endorsement contracts, also generate foreign currency risk, though to a lesser extent. In certain cases, the Company has entered into contractual agreements which have payments indexed to foreign currencies that create embedded derivative contracts recorded at fair value through Other expense (income), net. Refer to Note 16 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional detail.

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

Translational Exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income within the Consolidated Statements of Shareholders’ Equity. In the translation of our Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $832 million and a detriment of approximately $542 million for the years ended May 31, 2018 and 2017, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $177 million and a detriment of approximately $115 million for the years ended May 31, 2018 and 2017, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Beginning in fiscal 2019, we anticipate the functional currency of our Argentina subsidiary within our APLA operating segment will change from the local currency to U.S. Dollars as the subsidiary will be operating in a hyper-inflationary market. As a result, its non-U.S. Dollar denominated monetary assets and liabilities will now be subject to re-measurement and recorded in Other expense (income), net, within the Consolidated Statements of Income beginning in fiscal 2019. Although we continue to evaluate the impact, at current rates, we do not anticipate the re-measurement to have a material impact on our results of operations or financial condition.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other expense (income), net had an unfavorable impact of approximately $110 million and $59 million on our Income before income taxes for the years ended May 31, 2018 and 2017, respectively.
Net Investments in Foreign Subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for in accordance with U.S. GAAP. There were no outstanding net investment hedges as of May 31, 2018 and 2017. There were no cash flows from net investment hedge settlements for the years ended May 31, 2018 and 2017.

Liquidity and Capital Resources
Cash Flow Activity
Cash provided by operations was $4,955 million for fiscal 2018 compared to $3,846 million for fiscal 2017. Net income, adjusted for non-cash items, generated $3,473 million of operating cash flow for fiscal 2018 compared to $4,781 million for fiscal 2017. The net change in working capital and other assets and liabilities resulted in an increase of $1,482 million for fiscal 2018, compared to a decrease of $935 million for fiscal 2017. Impacting the change in working capital during fiscal 2018 was the accrual of $1,172 million for the transition tax under the Tax Act, which will be paid in cash over an eight-year period. Refer to Note 9 — Income Taxes for additional information on the Tax Act. Cash provided by operations was also impacted by the change in Accounts Receivable, net, which decreased $187 million, primarily due to improved collection timing, compared to an increase of $426 million in fiscal 2017.
Cash provided (used) by investing activities was an inflow of $276 million for fiscal 2018, compared to an outflow of $1,008 million for fiscal 2017, driven primarily by the net change in short-term investments. During fiscal 2018, the net change in investments (including sales, maturities and purchases) resulted in a cash inflow of $1,326 million compared to an inflow of $118 million in fiscal 2017.
In fiscal 2019, we plan to continue investing in our infrastructure to support future growth, including corporate facilities, expanding our digital capabilities and new NIKE Direct stores. We continue to expect such investments to approximate 3% to 4% of revenues, on average.
Cash used by financing activities was $4,835 million for fiscal 2018 compared to $2,148 million for fiscal 2017. The increase in Cash used by financing activities was primarily driven by $1,482 million of net proceeds from the issuance of long-term debt in fiscal 2017, which did not recur in fiscal 2018. The increase in Cash used by financing activities was also impacted by increased repurchases of common stock, which resulted in a cash outflow of $4,254 million for fiscal 2018 compared to an outflow of $3,223 million for fiscal 2017.
In fiscal 2018, we purchased 69.7 million shares of NIKE’s Class B Common Stock for $4,267 million (an average price of $61.25 per share) under the four-year, $12 billion program approved by the Board of Directors in November 2015. As of May 31, 2018, we had repurchased 149.4 million shares at a cost of $8,704 million (an average price of $58.25 per share) under this program. Although the timing and number of shares purchased will be dictated by our capital needs and stock market conditions, we currently anticipate completing this program during fiscal 2019. In June 2018, our Board of Directors approved a new four-year, $15 billion program to repurchase shares of NIKE’s Class B Common Stock, which we anticipate will commence at the completion of our current program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt.

Capital Resources
On July 21, 2016, we filed a shelf registration statement (the “Shelf”) with the SEC which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 21, 2019. For additional detail refer to Note 8 — Long-Term Debt in the accompanying Notes to the Consolidated Financial Statements.
On August 28, 2015, we entered into a committed credit facility agreement with a syndicate of banks, which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one-year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. As of and for the periods ended May 31, 2018 and 2017, we had no amounts outstanding under the committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively. If our long-term debt ratings were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt ratings were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur as well as limits on the indebtedness we can incur relative to our net worth. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of May 31, 2018, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $2 billion commercial paper program. During the year ended May 31, 2018, the maximum amount of commercial paper borrowings outstanding at any point was $1.4 billion. As of May 31, 2018, there were $325 million of outstanding borrowings under this program. We may continue to issue commercial paper or other debt securities during fiscal 2019 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.
To date, in fiscal 2018, we have not experienced difficulty accessing the credit markets or incurred higher interest costs; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of May 31, 2018, we had cash, cash equivalents and short-term investments totaling $5.2 billion, primarily consisting of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of May 31, 2018, the weighted-average days to maturity of our cash equivalents and short-term investments portfolio was 33 days.
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

Contractual Obligations
Our significant long-term contractual obligations as of May 31, 2018, and significant endorsement contracts, including related marketing commitments, entered into through the date of this report are as follows:

Description of Commitment	Cash Payments Due During the Year Ending May 31,
(In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Operating Leases	$589	$523	$472	$412	$361	$1,608	$3,965
Capital Leases and Other Financing Obligations(1)	44	37	40	38	36	229	424
Long-Term Debt(2)	115	115	112	109	609	4,713	5,773
Endorsement Contracts(3)	1,391	1,306	1,158	1,266	942	4,438	10,501
Product Purchase Obligations(4)	4,566	—	—	—	—	—	4,566
Other Purchase Obligations(5)	1,437	512	281	92	70	254	2,646
Transition Tax Related to the Tax Act(6)	94	94	94	94	94	702	1,172
TOTAL	$8,236	$2,587	$2,157	$2,011	$2,112	$11,944	$29,047

(1)	Capital leases and other financing obligations include payments related to build-to-suit lease arrangements.

(2)
The cash payments due for long-term debt include estimated interest payments. Estimates of interest payments are based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of May 31, 2018 (if variable), timing of scheduled payments and the term of the debt obligations.

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

(4)
We generally order product at least four to five months in advance of sale based primarily on advanced orders received from external wholesale customers and internal orders from our NIKE Direct in-line stores and digital commerce operations. The amounts listed for product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and specify all significant terms. In some cases, prices are subject to change throughout the production process.

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

(6)
Represents a provisional estimate of the future cash payments due as part of the transition tax on deemed repatriation of undistributed earnings of foreign subsidiaries, which is reflected net of foreign tax credits we expect to utilize. Actual amounts could vary as we complete our analysis of the Tax Act. Refer to Note 9 — Income Taxes in the accompanying Notes to the Financial Statements for additional information.

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
We also have the following outstanding short-term debt obligations as of May 31, 2018. Refer to Note 7 — Short-Term Borrowings and Credit Lines in the accompanying Notes to the Consolidated Financial Statements for further description and interest rates related to the short-term debt obligations listed below.

Outstanding as of May 31, 2018
(In millions)
Notes payable, due at mutually agreed-upon dates within one year of issuance or on demand	$336
Payable to Sojitz America for the purchase of inventories, generally due 60 days after shipment of goods from a foreign port	61
As of May 31, 2018, the Company had letters of credit outstanding totaling $165 million. These letters of credit were issued primarily for the purchase of inventory and as guarantees of the Company’s performance under certain self-insurance and other programs.

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
We believe the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Management has reviewed and discussed these critical accounting policies with the Audit & Finance Committee of the Board of Directors.
These policies require we make estimates in the preparation of our financial statements as of a given date. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.
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
In certain countries, precise information regarding the date of receipt by the customer is not readily available. In these cases, we estimate the date of receipt by the customer based upon historical delivery times by geographic location. On the basis of our tests of actual transactions, we have no indication these estimates have been materially inaccurate historically.
As part of our revenue recognition policy, we record estimated sales returns, discounts and miscellaneous claims from customers as reductions to revenues at the time revenues are recorded. Our post invoice sales discounts consist of contractual programs with certain customers or discretionary discounts expected to be granted to certain customers at a later date. We base our estimates on (1) historical rates of product returns, discounts and claims, (2) specific identification of outstanding claims and outstanding returns not yet received from customers and (3) estimated returns, discounts and claims expected but not yet finalized with our customers. Actual returns, discounts and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns, discounts and claims are significantly greater or lower than established reserves, we record a reduction or increase to net revenues in the period in which we make such determination.
Allowance for Uncollectible Accounts Receivable
We make ongoing estimates relating to the ability to collect our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance might be required. In the event we determine a smaller or larger allowance is appropriate, we would record a credit or a charge to Operating overhead expense in the period in which such a determination is made.
Inventory Reserves
We also make ongoing estimates relating to the net realizable value of inventories based upon our assumptions about future demand and market conditions. If we estimate the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated net realizable value. This reserve is recorded as a charge to Cost of sales. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination.
Contingent Payments under Endorsement Contracts
A significant amount of our Demand creation expense relates to payments under endorsement contracts. In general, endorsement payments are expensed on a straight-line basis over the term of the contract. However, certain contract elements may be accounted for differently based upon the facts and circumstances of each individual contract.
Certain contracts provide for contingent payments to endorsers based upon specific achievements in their sports (e.g., winning a championship). We record demand creation expense for these amounts when the endorser achieves the specific goal.
Certain contracts provide for variable payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g., maintaining a specified ranking in a sport for a year). When we determine payments are probable, the amounts are reported in Demand creation expense ratably over the contract period based on our best estimate of the endorser’s performance. In these instances, to the extent actual payments to the endorser differ from our estimate due to changes in the endorser’s performance, adjustments to Demand creation expense may be recorded in a future period.

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
Property, Plant and Equipment and Definite-Lived Assets
We review the carrying value of long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies that would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value.
Hedge Accounting for Derivatives
We use derivative contracts to hedge certain anticipated foreign currency and interest rate transactions as well as certain non-functional currency monetary assets and liabilities. When the specific criteria to qualify for hedge accounting has been met, changes in the fair value of contracts hedging probable forecasted future cash flows are recorded in Accumulated other comprehensive income, rather than Net income, until the underlying hedged transaction affects Net income. In most cases, this results in gains and losses on hedge derivatives being released from Other comprehensive income into Net income sometime after the maturity of the derivative. One of the criteria for this accounting treatment is that the notional value of these derivative contracts should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decline below hedged levels, or if it is no longer probable a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, we are required to reclassify the cumulative change in fair value of the over-hedged portion of the related hedge contract from Other comprehensive income to Other expense (income), net during the quarter in which the decrease occurs.
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
Income Taxes
We are subject to taxation in the United States, as well as various state and foreign jurisdictions. The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. On an interim basis, we estimate what our effective tax rate will be for the full fiscal year. This estimated annual effective tax rate is then applied to the year-to-date Income before income taxes excluding infrequently occurring or unusual items, to determine the year-to-date Income tax expense. The income tax effects of infrequent or unusual items are recognized in the interim period in which they occur. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs.
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
On a quarterly basis, we evaluate the probability a tax position will be effectively sustained and the appropriateness of the amount recognized for uncertain tax positions based on factors including changes in facts or circumstances, changes in tax law, settled audit issues and new audit activity. Changes in our assessment may result in the recognition of a tax benefit or an additional charge to the tax provision in the period our assessment changes. We recognize interest and penalties related to income tax matters in Income tax expense.
On December 22, 2017, the United States enacted the Tax Act, which significantly changes previous U.S. tax laws, including provisions for a one-time transition tax on deemed repatriation of undistributed foreign earnings, a reduction in the corporate tax rate from 35% to 21%, as well as other changes. In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”), we recorded provisional amounts, which represent reasonable estimates of the effects of the Tax Act for which the analysis is not yet complete. As the Company completes its analysis of the Tax Act, including collecting, preparing and analyzing necessary information, performing and refining calculations and obtaining additional guidance from the U.S. Internal Revenue Services (IRS), U.S. Treasury Department, Financial Accounting Standards Board (FASB) or other standard setting and regulatory bodies on the Tax Act, it may record adjustments to the provisional amounts, which may be material. In accordance with SAB 118, the Company’s accounting for the tax effects of the Tax Act will be completed during the measurement period, which should not extend beyond one year from the enactment date.
Refer to Note 9 — Income Taxes in the accompanying Notes to the Consolidated Financial Statements for additional information.

Other Contingencies
In the ordinary course of business, we are involved in legal proceedings regarding contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third-party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. If future adjustments to estimated probable future losses or actual losses exceed our recorded liability for such claims, we would record additional charges during the period in which the actual loss or change in estimate occurred. In addition to contingent liabilities recorded for probable losses, we disclose contingent liabilities when there is a reasonable possibility the ultimate loss will materially exceed the recorded liability. While we cannot predict the outcome of pending legal matters with certainty, we do not believe any currently identified claim, proceeding or litigation, either individually or in aggregate, will have a material impact on our results of operations, financial position or cash flows.

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
The timing for hedging exposures, as well as the type and duration of the hedge instruments employed, are guided by our hedging policies and determined based upon the nature of the exposure and prevailing market conditions. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The majority of derivatives outstanding as of May 31, 2018 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. Refer to Note 16 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional information.
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
We use VaR to monitor the foreign exchange risk of our foreign currency forward and foreign currency option derivative instruments only. The VaR determines the maximum potential one-day loss in the fair value of these foreign exchange rate-sensitive financial instruments. The VaR model estimates assume normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VaR computation. Our computations are based on interrelationships between currencies and interest rates (a “variance/co-variance” technique). These interrelationships are a function of foreign exchange currency market changes and interest rate changes over the preceding one-year period. The value of foreign currency options does not change on a one-to-one basis with changes in the underlying currency rate. We adjust the potential loss in option value for the estimated sensitivity (the “delta” and “gamma”) to changes in the underlying currency rate. This calculation reflects the impact of foreign currency rate fluctuations on the derivative instruments only and does not include the impact of such rate fluctuations on non-functional currency transactions (such as anticipated transactions, firm commitments, cash balances and accounts and loans receivable and payable), including those which are hedged by these instruments.
The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value we will incur nor does it consider the potential effect of favorable changes in market rates. It also does not represent the full extent of the possible loss that may occur. Actual future gains and losses will differ from those estimated because of changes or differences in market rates and interrelationships, hedging instruments and hedge percentages, timing and other factors.
The estimated maximum one-day loss in fair value on our foreign currency sensitive derivative financial instruments, derived using the VaR model, was $93 million and $97 million at May 31, 2018 and 2017, respectively. The VAR decreased year-over-year as a result of a decrease in foreign currency volatilities at May 31, 2018. Such a hypothetical loss in the fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $260 million and $161 million during fiscal 2018 and fiscal 2017, respectively.
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

	Expected Maturity Date Year Ending May 31,
(Dollars in millions)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Foreign Exchange Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$6	$6	$3	$—	$—	$—	$15	$16
Average interest rate	2.4%	2.4%	2.4%	0.0%	0.0%	0.0%	2.4%
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$6	$6	$3	$—	$—	$—	$15	$16
Average interest rate	2.4%	2.4%	2.4%	0.0%	0.0%	0.0%	2.4%
U.S. Dollar Functional Currency
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$—	$—	$—	$—	$500	$3,000	$3,500	$3,279
Average interest rate	0.0%	0.0%	0.0%	0.0%	2.3%	3.3%	3.1%
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
An internal corporate audit department reviews the results of its work with the Audit & Finance Committee of the Board of Directors, presently comprised of three outside, independent directors. The Audit & Finance Committee is responsible for the appointment of the independent registered public accounting firm and reviews, with the independent registered public accounting firm, management and the internal corporate audit staff, the scope and the results of the annual audit, the effectiveness of the accounting control system and other matters relating to the financial affairs of NIKE as the Audit & Finance Committee deems appropriate. The independent registered public accounting firm and the internal corporate auditors have full access to the Audit & Finance Committee, with and without the presence of management, to discuss any appropriate matters.

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2018.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the Consolidated Financial Statements and (2) the effectiveness of our internal control over financial reporting as of May 31, 2018, as stated in their report herein.

Mark G. Parker	Andrew Campion
Chairman, President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NIKE, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NIKE, Inc. and its subsidiaries as of May 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payment awards to employees as of June 1, 2017.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ PricewaterhouseCoopers LLP
Portland, Oregon
July 24, 2018

We have served as the Company’s auditor since 1974.

NIKE, Inc. Consolidated Statements of Income

	Year Ended May 31,
(In millions, except per share data)	2018	2017	2016
Revenues	$36,397	$34,350	$32,376
Cost of sales	20,441	19,038	17,405
Gross profit	15,956	15,312	14,971
Demand creation expense	3,577	3,341	3,278
Operating overhead expense	7,934	7,222	7,191
Total selling and administrative expense	11,511	10,563	10,469
Interest expense (income), net	54	59	19
Other expense (income), net	66	(196)	(140)
Income before income taxes	4,325	4,886	4,623
Income tax expense	2,392	646	863
NET INCOME	$1,933	$4,240	$3,760

Earnings per common share:
Basic	$1.19	$2.56	$2.21
Diluted	$1.17	$2.51	$2.16

Dividends declared per common share	$0.78	$0.70	$0.62
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Comprehensive Income

	Year Ended May 31,
(In millions)	2018	2017	2016
Net income	$1,933	$4,240	$3,760
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(6)	16	(176)
Change in net gains (losses) on cash flow hedges	76	(515)	(757)
Change in net gains (losses) on other	34	(32)	5
Total other comprehensive income (loss), net of tax	104	(531)	(928)
TOTAL COMPREHENSIVE INCOME	$2,037	$3,709	$2,832
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Balance Sheets

	May 31,
(In millions)	2018	2017
ASSETS
Current assets:
Cash and equivalents	$4,249	$3,808
Short-term investments	996	2,371
Accounts receivable, net	3,498	3,677
Inventories	5,261	5,055
Prepaid expenses and other current assets	1,130	1,150
Total current assets	15,134	16,061
Property, plant and equipment, net	4,454	3,989
Identifiable intangible assets, net	285	283
Goodwill	154	139
Deferred income taxes and other assets	2,509	2,787
TOTAL ASSETS	$22,536	$23,259
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6	$6
Notes payable	336	325
Accounts payable	2,279	2,048
Accrued liabilities	3,269	3,011
Income taxes payable	150	84
Total current liabilities	6,040	5,474
Long-term debt	3,468	3,471
Deferred income taxes and other liabilities	3,216	1,907
Commitments and contingencies (Note 15)
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 329 and 329 shares outstanding	—	—
Class B — 1,272 and 1,314 shares outstanding	3	3
Capital in excess of stated value	6,384	5,710
Accumulated other comprehensive loss	(92)	(213)
Retained earnings	3,517	6,907
Total shareholders’ equity	9,812	12,407
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,536	$23,259
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Cash Flows

	Year Ended May 31,
(In millions)	2018	2017	2016
Cash provided by operations:
Net income	$1,933	$4,240	$3,760
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	747	706	649
Deferred income taxes	647	(273)	(80)
Stock-based compensation	218	215	236
Amortization and other	27	10	13
Net foreign currency adjustments	(99)	(117)	98
Changes in certain working capital components and other assets and liabilities:
Decrease (increase) in accounts receivable	187	(426)	60
(Increase) in inventories	(255)	(231)	(590)
Decrease (increase) in prepaid expenses and other current and non-current assets	35	(120)	(161)
Increase (decrease) in accounts payable, accrued liabilities and other current and non-current liabilities	1,515	(158)	(586)
Cash provided by operations	4,955	3,846	3,399
Cash provided (used) by investing activities:
Purchases of short-term investments	(4,783)	(5,928)	(5,367)
Maturities of short-term investments	3,613	3,623	2,924
Sales of short-term investments	2,496	2,423	2,386
Investments in reverse repurchase agreements	—	—	150
Additions to property, plant and equipment	(1,028)	(1,105)	(1,143)
Disposals of property, plant and equipment	3	13	10
Other investing activities	(25)	(34)	6
Cash provided (used) by investing activities	276	(1,008)	(1,034)
Cash used by financing activities:
Net proceeds from long-term debt issuance	—	1,482	981
Long-term debt payments, including current portion	(6)	(44)	(106)
Increase (decrease) in notes payable	13	327	(67)
Payments on capital lease and other financing obligations	(23)	(17)	(7)
Proceeds from exercise of stock options and other stock issuances	733	489	507
Repurchase of common stock	(4,254)	(3,223)	(3,238)
Dividends — common and preferred	(1,243)	(1,133)	(1,022)
Tax payments for net share settlement of equity awards	(55)	(29)	(22)
Cash used by financing activities	(4,835)	(2,148)	(2,974)
Effect of exchange rate changes on cash and equivalents	45	(20)	(105)
Net increase (decrease) in cash and equivalents	441	670	(714)
Cash and equivalents, beginning of year	3,808	3,138	3,852
CASH AND EQUIVALENTS, END OF YEAR	$4,249	$3,808	$3,138
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$125	$98	$70
Income taxes	529	703	748
Non-cash additions to property, plant and equipment	294	266	252
Dividends declared and not paid	320	300	271
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Shareholders’ Equity

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Class A		Class B
(In millions, except per share data)	Shares	Amount	Shares	Amount
Balance at May 31, 2015	355	$—	1,357	$3	$4,165	$1,246	$7,293	$12,707
Stock options exercised			22		680			680
Conversion to Class B Common Stock	(2)	—	2	—				—
Repurchase of Class B Common Stock			(55)		(148)		(3,090)	(3,238)
Dividends on common stock ($0.62 per share) and preferred stock ($0.10 per share)							(1,053)	(1,053)
Issuance of shares to employees, net of shares withheld for employee taxes			3		105		(11)	94
Stock-based compensation					236			236
Net income							3,760	3,760
Other comprehensive income (loss)						(928)		(928)
Balance at May 31, 2016	353	$—	1,329	$3	$5,038	$318	$6,899	$12,258
Stock options exercised			17		525			525
Conversion to Class B Common Stock	(24)	—	24	—				—
Repurchase of Class B Common Stock			(60)		(189)		(3,060)	(3,249)
Dividends on common stock ($0.70 per share) and preferred stock ($0.10 per share)							(1,159)	(1,159)
Issuance of shares to employees, net of shares withheld for employee taxes			4		121		(13)	108
Stock-based compensation					215			215
Net income							4,240	4,240
Other comprehensive income (loss)						(531)		(531)
Balance at May 31, 2017	329	$—	1,314	$3	$5,710	$(213)	$6,907	$12,407
Stock options exercised			24		600			600
Conversion to Class B Common Stock	—	—	—	—				—
Repurchase of Class B Common Stock			(70)		(254)		(4,013)	(4,267)
Dividends on common stock ($0.78 per share) and preferred stock ($0.10 per share)							(1,265)	(1,265)
Issuance of shares to employees, net of shares withheld for employee taxes			4		110		(28)	82
Stock-based compensation					218			218
Net income							1,933	1,933
Other comprehensive income (loss)						104		104
Reclassifications to retained earnings in accordance with ASU 2018-02						17	(17)	—
Balance at May 31, 2018	329	$—	1,272	$3	$6,384	$(92)	$3,517	$9,812
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Notes to Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies

Description of Business
NIKE, Inc. is a worldwide leader in the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE, Inc. portfolio brands include the NIKE Brand, Jordan Brand, Hurley and Converse. The NIKE Brand is focused on performance athletic footwear, apparel, equipment, accessories and services across a wide range of sport categories, amplified with sport-inspired sportswear products carrying the Swoosh trademark, as well as other NIKE Brand trademarks. The Jordan Brand is focused on athletic and casual footwear, apparel and accessories using the Jumpman trademark. Sales and operating results of Jordan Brand products are reported within the respective NIKE Brand geographic operating segments. The Hurley brand is focused on surf and action sports and youth lifestyle footwear, apparel and accessories, using the Hurley trademark. Sales and operating results of Hurley brand products are reported within the NIKE Brand’s North America geographic operating segment. Converse designs, distributes, markets and sells casual sneakers, apparel and accessories under the Converse, Chuck Taylor, All Star, One Star, Star Chevron and Jack Purcell trademarks. In some markets outside the U.S., these trademarks are licensed to third parties who design, distribute, market and sell similar products. Operating results of the Converse brand are reported on a stand-alone basis.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to fiscal 2018 presentation, including reclassified geographic operating segment data to reflect the changes in the Company’s operating structure, which became effective on June 1, 2017. Refer to Note 17 — Operating Segments and Related Information for additional information.
During the fourth quarter of fiscal 2018, management identified a misstatement related to the historical allocation of repurchases of Class B Common stock between Capital in excess of stated value and Retained earnings. The Company assessed the materiality of these misstatements on prior period financial statements in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim period. As such, the Company has revised the Consolidated Balance Sheets as of May 31, 2017, and has reduced Capital in excess of stated value by $2.9 billion and increased Retained earnings by the same amount. Within the Consolidated Statements of Shareholders’ Equity, the Company has made corresponding revisions of $2.6 billion, $0.1 billion and $0.2 billion for the periods ended May 31, 2015, 2016 and, 2017, respectively.
Revenue Recognition
Wholesale revenues are recognized when title and the risks and rewards of ownership have passed to the customer, based on the terms of sale. This occurs upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale and digital commerce revenues are recorded upon delivery to the customer. Amounts collected from customers for sales or value added tax are recorded on a net basis. Provisions for post-invoice sales discounts, returns and miscellaneous claims from customers are estimated and recorded as a reduction to revenue at the time of sale. Post-invoice sales discounts consist of contractual programs with certain customers or discretionary discounts expected to be granted to certain customers at a later date. Estimates of discretionary discounts, returns and claims are based on (1) historical rates, (2) specific identification of outstanding claims and outstanding returns not yet received from customers and (3) estimated discounts, returns and claims expected, but not yet finalized with customers. As of May 31, 2018 and 2017, the Company’s reserve balances for post-invoice sales discounts, returns and miscellaneous claims were $675 million and $643 million, respectively.
Cost of Sales
Cost of sales consists primarily of inventory costs, as well as warehousing costs (including the cost of warehouse labor), third-party royalties, certain foreign currency hedge gains and losses and product design costs. Outbound shipping and handling costs are expensed as incurred and included in Cost of sales.
Demand Creation Expense
Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary product, television, digital and print advertising and media costs, brand events and retail brand presentation. Advertising production costs are expensed the first time an advertisement is run. Advertising media costs are expensed when the advertisement appears. Costs related to brand events are expensed when the event occurs. Costs related to retail brand presentation are expensed when the presentation is complete and delivered.
A significant amount of the Company’s promotional expenses result from payments under endorsement contracts. In general, endorsement payments are expensed on a straight-line basis over the term of the contract. However, certain contract elements may be accounted for differently based upon the facts and circumstances of each individual contract. Prepayments made under contracts are included in Prepaid expenses and other current assets or Deferred income taxes and other assets depending on the period to which the prepayment applies.
Certain contracts provide for contingent payments to endorsers based upon specific achievements in their sports (e.g., winning a championship). The Company records Demand creation expense for these amounts when the endorser achieves the specific goal.

Certain contracts provide for variable payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g., maintaining a specified ranking in a sport for a year). When the Company determines payments are probable, the amounts are reported in Demand creation expense ratably over the contract period based on the Company’s best estimate of the endorser’s performance. In these instances, to the extent actual payments to the endorser differ from the Company’s estimate due to changes in the endorser’s performance, adjustments to Demand creation expense may be recorded in a future period.
Certain contracts provide for royalty payments to endorsers based upon a predetermined percent of sales of particular products. The Company expenses these payments in Cost of sales as the related sales occur. In certain contracts, the Company offers minimum guaranteed royalty payments. For contracts the Company estimates will not meet the minimum guaranteed amount of royalty fees through sales of product, the Company records the amount of the guaranteed payment in excess of that earned through sales of product in Demand creation expense uniformly over the contract period.
Through cooperative advertising programs, the Company reimburses customers for certain costs of advertising the Company’s products. The Company records these costs in Demand creation expense at the point in time when it is obligated to its customers for the costs. This obligation may arise prior to the related advertisement being run.
Total advertising and promotion expenses, which the Company refers to as Demand creation expense, were $3,577 million, $3,341 million and $3,278 million for the years ended May 31, 2018, 2017 and 2016, respectively. Prepaid advertising and promotion expenses totaled $730 million and $558 million at May 31, 2018 and 2017, respectively, of which $359 million and $311 million, respectively, was recorded in Prepaid expenses and other current assets, and $371 million and $247 million, respectively, was recorded in Deferred income taxes and other assets, depending on the period to which the prepayment applies.
Operating Overhead Expense
Operating overhead expense consists primarily of wage and benefit-related expenses, research and development costs, as well as other administrative expenses, such as rent, depreciation and amortization, professional services, meetings and travel.
Cash and Equivalents
Cash and equivalents represent cash and short-term, highly liquid investments, that are both readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates, including commercial paper, U.S. Treasury, U.S. Agency, money market funds, time deposits and corporate debt securities with maturities of 90 days or less at the date of purchase.
Short-Term Investments
Short-term investments consist of highly liquid investments, including commercial paper, U.S. Treasury, U.S. Agency, time deposits and corporate debt securities, with maturities over 90 days at the date of purchase. Debt securities the Company has the ability and positive intent to hold to maturity are carried at amortized cost. At May 31, 2018 and 2017, the Company did not hold any short-term investments classified as trading or held-to-maturity.
At May 31, 2018 and 2017, Short-term investments consisted of available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in Accumulated other comprehensive income, unless unrealized losses are determined to be other than temporary. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and, therefore, classifies all securities with maturity dates beyond 90 days at the date of purchase as current assets within Short-term investments on the Consolidated Balance Sheets.
Refer to Note 6 — Fair Value Measurements for more information on the Company’s short-term investments.
Allowance for Uncollectible Accounts Receivable
Accounts receivable, net consist primarily of amounts receivable from customers. The Company makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance, the Company considers historical levels of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Accounts receivable with anticipated collection dates greater than 12 months from the balance sheet date and related allowances are considered non-current and recorded in Deferred income taxes and other assets. The allowance for uncollectible accounts receivable was $30 million and $19 million at May 31, 2018 and 2017, respectively.
Inventory Valuation
Inventories are stated at lower of cost and net realizable value, and valued on either an average or a specific identification cost basis. In some instances, we ship product directly from our supplier to the customer, with the related inventory and cost of sales recognized on a specific identification basis. Inventory costs primarily consist of product cost from the Company’s suppliers, as well as inbound freight, import duties, taxes, insurance and logistics and other handling fees.
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

Software Development Costs
Internal Use Software: Expenditures for major software purchases and software developed for internal use are capitalized and amortized over a 2 to 12-year period on a straight-line basis. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.
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
Impairment of Long-Lived Assets
The Company reviews the carrying value of long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value.
Goodwill and Indefinite-Lived Intangible Assets
The Company performs annual impairment tests on goodwill and intangible assets with indefinite lives in the fourth quarter of each fiscal year or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit or an intangible asset with an indefinite life below its carrying value. Events or changes in circumstances that may trigger interim impairment reviews include significant changes in business climate, operating results, planned investments in the reporting unit, planned divestitures or an expectation the carrying amount may not be recoverable, among other factors. The Company may first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not the fair value of the reporting unit is greater than its carrying amount, the two-step impairment test is unnecessary. The two-step impairment test first requires the Company to estimate the fair value of its reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and the Company proceeds to step two of the impairment analysis. In step two of the analysis, the Company measures and records an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value, if any.
Indefinite-lived intangible assets primarily consist of acquired trade names and trademarks. The Company may first perform a qualitative assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the indefinite-lived intangible asset is not impaired, no quantitative fair value measurement is necessary. If a quantitative fair value measurement calculation is required for these intangible assets, the Company utilizes the relief-from-royalty method. This method assumes trade names and trademarks have value to the extent their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.
Operating Leases
The Company leases retail store space, certain distribution and warehouse facilities, office space, equipment and other non-real estate assets under operating leases. Operating lease agreements may contain rent escalation clauses, renewal options, rent holidays or certain landlord incentives, including tenant improvement allowances. Rent expense for non-cancelable operating leases with scheduled rent increases or landlord incentives are recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the property. Certain leases also provide for contingent rent, which is generally determined as a percent of sales in excess of specified levels. A contingent rent liability is recognized together with the corresponding rent expense when specified levels have been achieved or when the Company determines that achieving the specified levels during the period is probable.
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

•
Level 2: Inputs other than observable quoted prices for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs with little or no market data available, which require the reporting entity to develop its own assumptions.
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most conservative level of input that is significant to the fair value measurement.
Pricing vendors are utilized for a majority of Level 1 and Level 2 investments. These vendors either provide a quoted market price in an active market or use observable inputs without applying significant adjustments in their pricing. Observable inputs include broker quotes, interest rates and yield curves observable at commonly quoted intervals, volatilities and credit risks. The fair value of derivative contracts is determined using observable market inputs such as the daily market foreign currency rates, forward pricing curves, currency volatilities, currency correlations and interest rates and considers nonperformance risk of the Company and its counterparties.
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
Accounting for Derivatives and Hedging Activities
The Company uses derivative financial instruments to reduce its exposure to changes in foreign currency exchange rates and interest rates. All derivatives are recorded at fair value on the Consolidated Balance Sheets and changes in the fair value of derivative financial instruments are either recognized in Accumulated other comprehensive income (a component of Total shareholders’ equity), Long-term debt or Net income depending on the nature of the underlying exposure, whether the derivative is formally designated as a hedge and, if designated, the extent to which the hedge is effective. The Company classifies the cash flows at settlement from derivatives in the same category as the cash flows from the related hedged items. For undesignated hedges and designated cash flow hedges, this is primarily within the Cash provided by operations component of the Consolidated Statements of Cash Flows. For designated net investment hedges, this is within the Cash used by investing activities component of the Consolidated Statements of Cash Flows. For the Company’s fair value hedges, which are interest rate swaps used to mitigate the change in fair value of its fixed-rate debt attributable to changes in interest rates, the related cash flows from periodic interest payments are reflected within the Cash provided by operations component of the Consolidated Statements of Cash Flows. Refer to Note 16 — Risk Management and Derivatives for additional information on the Company’s risk management program and derivatives.
Stock-Based Compensation
The Company accounts for stock-based compensation by estimating the fair value of options and stock appreciation rights granted under the NIKE, Inc. Stock Incentive Plan and employees’ purchase rights under the employee stock purchase plans (ESPPs) using the Black-Scholes option pricing model. The Company recognizes this fair value as Cost of sales or Operating overhead expense, as applicable, in the Consolidated Statements of Income over the vesting period using the straight-line method.
Refer to Note 11 — Common Stock and Stock-Based Compensation for additional information on the Company’s stock-based compensation programs.
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
The Company recognizes a tax benefit from uncertain tax positions in the financial statements only when it is more likely than not the position will be sustained upon examination by relevant tax authorities. The Company recognizes interest and penalties related to income tax matters in Income tax expense.
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
Recently Adopted Accounting Standards
In February 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows for reclassification of stranded tax effects on items resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from Accumulated other comprehensive income to Retained earnings. Tax effects unrelated to the Tax Act are released from Accumulated other comprehensive income using either the specific identification approach or the portfolio approach based on the nature of the underlying item.
The Company early adopted the ASU in the third quarter of fiscal 2018. As a result of the adoption, Retained earnings decreased by $17 million, with a corresponding increase to Accumulated other comprehensive income due to the reduction in the corporate tax rate from 35% to 21%. Refer to Note 9 — Income Taxes for additional information on the impact of the Tax Act.
In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards to employees. The Company adopted the ASU in the first quarter of fiscal 2018. The updated guidance requires excess tax benefits and deficiencies from share-based payment awards to be recorded in income tax expense in the income statement. Previously, excess tax benefits and deficiencies were recognized in shareholders’ equity on the balance sheet. This change is required to be applied prospectively. As a result of the adoption, during fiscal 2018, the Company recognized $230 million of excess tax benefits related to share-based payment awards in Income tax expense in the Consolidated Statements of Income.
Additionally, ASU 2016-09 modified the classification of certain share-based payment activities within the statement of cash flows, which the Company applied retrospectively. As a result, for fiscal 2017 and fiscal 2016, the Company reclassified cash inflows of $177 million and $281 million, respectively, related to excess tax benefits from share-based payment awards, from Cash used by financing activities to Cash provided by operations, and reclassified cash outflows of $29 million and $22 million, for the respective periods, related to tax payments for the net settlement of share-based payment awards, from Cash provided by operations to Cash used by financing activities within the Consolidated Statements of Cash Flows.
Recently Issued Accounting Standards
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for the Company on June 1, 2019, with early adoption permitted in any interim period. The Company is currently evaluating the updated guidance, but does not expect the adoption to have a material impact on the Consolidated Financial Statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The updated guidance requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. The Company will adopt the standard on June 1, 2018, using a modified retrospective approach, with the cumulative effect of applying the new standard recognized in retained earnings at the date of adoption. Upon adoption, the Company will record a cumulative effect adjustment reducing Retained earnings, Deferred income taxes and other assets, and Prepaid expenses and other current assets by $507 million, $422 million and $45 million, respectively, and increasing Deferred income taxes and other liabilities by $40 million.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires reporting companies to disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company will adopt the standard on June 1, 2018 using a modified retrospective approach with the cumulative effect of initially applying the new standard recognized in retained earnings at the date of adoption.
While the Company does not expect the adoption of this standard to have a material impact on the Company’s net Revenues in the Consolidated Statements of Income, revenues for certain wholesale transactions and substantially all digital commerce sales will be recognized upon shipment rather than upon delivery to the customer. Accordingly, the Company will record a cumulative effect adjustment increasing Retained earnings by approximately $23 million on June 1, 2018.
Additionally, provisions for post-invoice sales discounts, returns and miscellaneous claims will be recognized as accrued liabilities rather than as reductions to Accounts receivable, net; and the estimated cost of inventory associated with the provision for sales returns will be recorded within Prepaid expenses and other current assets on the Consolidated Balance Sheets. The remaining provisions of the standard are not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2 — Inventories
Inventory balances of $5,261 million and $5,055 million at May 31, 2018 and 2017, respectively, were substantially all finished goods.

NOTE 3 — Property, Plant and Equipment
Property, plant and equipment, net included the following:

	As of May 31,
(In millions)	2018	2017
Land and improvements	$331	$285
Buildings	2,195	1,564
Machinery, equipment and internal-use software	4,230	3,867
Leasehold improvements	1,494	1,484
Construction in process	641	758
Total property, plant and equipment, gross	8,891	7,958
Less accumulated depreciation	4,437	3,969
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,454	$3,989
Capitalized interest was not material for the years ended May 31, 2018, 2017 and 2016.

NOTE 4 — Identifiable Intangible Assets and Goodwill
Identifiable intangible assets, net consist of indefinite-lived trademarks, which are not subject to amortization, and acquired trademarks and other intangible assets, which are subject to amortization.
The following table summarizes the Company’s Identifiable intangible assets, net balances as of May 31, 2018 and 2017:

	As of May 31,
	2018			2017
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired trademarks and other	$22	$18	$4	$19	$17	$2
Indefinite-lived trademarks	281	—	281	281	—	281
INDENTIFIABLE INTANGIBLE ASSETS, NET	$303	$18	$285	$300	$17	$283
Goodwill was $154 million and $139 million at May 31, 2018 and 2017, respectively, of which $65 million was included in the Converse segment for both periods. The remaining amounts were included in Global Brand Divisions for segment reporting purposes. There were no accumulated impairment balances for goodwill as of either period end.

NOTE 5 — Accrued Liabilities
Accrued liabilities included the following:

	As of May 31,
(In millions)	2018	2017
Compensation and benefits, excluding taxes	$897	$871
Endorsement compensation	425	396
Dividends payable	320	300
Import and logistics costs	268	257
Taxes other than income taxes payable	224	196
Fair value of derivatives	184	168
Advertising and marketing	140	125
Collateral received from counterparties to hedging instruments	23	—
Other(1)	788	698
TOTAL ACCRUED LIABILITIES	$3,269	$3,011

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at May 31, 2018 and 2017.

NOTE 6 — Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2018 and 2017, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Refer to Note 1 — Summary of Significant Accounting Policies for additional detail regarding the Company’s fair value measurement methodology.

	As of May 31, 2018
(In millions)	Assets at Fair Value	Cash Equivalents	Short-term Investments	Other Long-term Assets
Cash	$415	$415	$—	$—
Level 1:
U.S. Treasury securities	1,178	500	678	—
Level 2:
Time deposits	925	907	18	—
U.S. Agency securities	102	100	2	—
Commercial paper and bonds	451	153	298	—
Money market funds	2,174	2,174	—	—
Total level 2	3,652	3,334	318	—
Level 3:
Non-marketable preferred stock	11	—	—	11
TOTAL	$5,256	$4,249	$996	$11

	As of May 31, 2017
(In millions)	Assets at Fair Value	Cash Equivalents	Short-term Investments	Other Long-term Assets
Cash	$505	$505	$—	$—
Level 1:
U.S. Treasury securities	1,545	159	1,386	—
Level 2:
Time deposits	813	769	44	—
U.S. Agency securities	522	150	372	—
Commercial paper and bonds	820	251	569	—
Money market funds	1,974	1,974	—	—
Total level 2	4,129	3,144	985	—
Level 3:
Non-marketable preferred stock	10	—	—	10
TOTAL	$6,189	$3,808	$2,371	$10
The Company elects to record the gross assets and liabilities of its derivative financial instruments on the Consolidated Balance Sheets. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. Any amounts of cash collateral received related to these instruments associated with the Company’s credit-related contingent features are recorded in Cash and equivalents and Accrued liabilities, the latter of which would further offset against the Company’s derivative asset balance (refer to Note 16 — Risk Management and Derivatives). Any amounts of cash collateral posted related to these instruments associated with the Company’s credit-related contingent features are recorded in Prepaid expenses and other current assets, which would further offset against the Company’s derivative liability balance (refer to Note 16 — Risk Management and Derivatives). Cash collateral received or posted related to the Company’s credit related contingent features is presented in the Cash provided by operations component of the Consolidated Statements of Cash Flows. Any amounts of non-cash collateral received, such as securities, are not recorded on the Consolidated Balance Sheets pursuant to U.S. GAAP.
The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of May 31, 2018 and 2017, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of May 31, 2018
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$389	$237	$152	$182	$182	$—
Embedded derivatives	11	3	8	8	2	6
TOTAL	$400	$240	$160	$190	$184	$6

(1)
If the foreign exchange derivative instruments had been netted in the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $182 million as of May 31, 2018. As of that date, the Company had received $23 million of cash collateral from various counterparties related to these foreign exchange derivative instruments. No amount of collateral was posted on the Company’s derivative liability balance as of May 31, 2018.

	As of May 31, 2017
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$231	$216	$15	$246	$166	$80
Embedded derivatives	10	1	9	8	2	6
TOTAL	$241	$217	$24	$254	$168	$86

(1)
If the foreign exchange derivative instruments had been netted in the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $187 million as of May 31, 2017. As of that date, no amount of cash collateral had been received or posted on the derivative asset and liability balance related to these foreign exchange derivative instruments.

Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, time deposits, money market funds, corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). As of May 31, 2018, the Company held $960 million of available-for-sale securities with maturity dates within one year and $36 million with maturity dates over one year and less than five years within Short-term investments on the Consolidated Balance Sheets. The gross realized gains and losses on sales of available-for-sale securities were immaterial for the fiscal years ended May 31, 2018 and 2017. Unrealized gains and losses on available-for-sale securities included in Accumulated other comprehensive income were immaterial as of May 31, 2018 and 2017. The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the years ended May 31, 2018 and 2017, the Company did not consider its securities to be other-than-temporarily impaired, and accordingly, did not recognize any impairment losses.
Included in Interest expense (income), net was interest income related to the Company’s available-for-sale securities of $70 million, $27 million and $12 million for the years ended May 31, 2018, 2017 and 2016, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company’s portfolio. Changes in Level 3 investment assets were immaterial during the years ended May 31, 2018 and 2017.
No transfers among the levels within the fair value hierarchy occurred during the years ended May 31, 2018 or 2017.
For additional information related to the Company’s derivative financial instruments, refer to Note 16 — Risk Management and Derivatives. For fair value information regarding Notes Payable and Long-term debt, refer to Note 7 — Short-Term Borrowings and Credit Lines and Note 8 — Long-Term Debt, respectively. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value.
As of May 31, 2018 and 2017, assets or liabilities required to be measured at fair value on a non-recurring basis were immaterial.

NOTE 7 — Short-Term Borrowings and Credit Lines
Notes payable and interest-bearing accounts payable to Sojitz Corporation of America (“Sojitz America”) as of May 31, 2018 and 2017 are summarized below:

	As of May 31,
	2018			2017
(Dollars in millions)	Borrowings	Interest Rate		Borrowings	Interest Rate
Notes payable:
Commercial paper	$325	1.77%		$325	0.86%
U.S. operations	1	0.00%	(1)	—	0.00%	(1)
Non-U.S. operations	10	18.11%	(1)	—	0.00%	(1)
TOTAL NOTES PAYABLE	$336			$325
Interest-bearing accounts payable:
Sojitz America	$61	2.82%		$51	1.78%

(1)	Weighted average interest rate includes non-interest bearing overdrafts.
The carrying amounts reflected in the Consolidated Balance Sheets for Notes payable approximate fair value.
The Company purchases through Sojitz America certain NIKE Brand products it acquires from non-U.S. suppliers. These purchases are for products sold in certain countries in the Company’s Asia Pacific & Latin America geographic operating segment and Canada, excluding products produced and sold in the same country. Accounts payable to Sojitz America are generally due up to 60 days after shipment of goods from the foreign port. The interest rate on such accounts payable is the 60-day London Interbank Offered Rate (“LIBOR”) as of the beginning of the month of the invoice date, plus 0.75%.
As of May 31, 2018 and 2017, the Company had $325 million outstanding under its $2 billion commercial paper program at weighted average interest rates of 1.77% and 0.86%, respectively.
On August 28, 2015, the Company entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one-year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. Based on the Company’s current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.455%. The facility fee is 0.045% of the total commitment. Under the committed credit facility, the Company must maintain certain financial ratios, among other things, with which the Company was in compliance at May 31, 2018. No amounts were outstanding under the committed credit facility as of May 31, 2018 or 2017.

NOTE 8 — Long-Term Debt
Long-term debt, net of unamortized premiums, discounts and debt issuance costs, comprises the following:

				Book Value Outstanding as of May 31,
Scheduled Maturity (Dollars and Yen in millions)	Original Principal	Interest Rate	Interest Payments	2018	2017
Corporate Bond Payables:(1)(2)
May 1, 2023	$500	2.25%	Semi-Annually	$498	$497
November 1, 2026	$1,000	2.38%	Semi-Annually	994	993
May 1, 2043	$500	3.63%	Semi-Annually	495	495
November 1, 2045	$1,000	3.88%	Semi-Annually	982	981
November 1, 2046	$500	3.38%	Semi-Annually	490	490
Japanese Yen Notes:(3)
August 20, 2001 through November 20, 2020	¥9,000	2.60%	Quarterly	10	14
August 20, 2001 through November 20, 2020	¥4,000	2.00%	Quarterly	5	7
Total				3,474	3,477
Less current maturities				6	6
TOTAL LONG-TERM DEBT				$3,468	$3,471

(1)	These senior unsecured obligations rank equally with the Company’s other unsecured and unsubordinated indebtedness.

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

The scheduled maturity of Long-term debt in each of the years ending May 31, 2019 through 2023 are $6 million, $6 million, $3 million, $0 million and $500 million, respectively, at face value.
The Company’s Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $3,294 million at May 31, 2018 and $3,401 million at May 31, 2017.

NOTE 9 — Income Taxes
Income before income taxes is as follows:

	Year Ended May 31,
(In millions)	2018	2017	2016
Income before income taxes:
United States	$744	$1,240	$956
Foreign	3,581	3,646	3,667
TOTAL INCOME BEFORE INCOME TAXES	$4,325	$4,886	$4,623

The provision for income taxes is as follows:

	Year Ended May 31,
(In millions)	2018	2017	2016
Current:
United States
Federal	$1,167	$398	$304
State	45	82	71
Foreign	533	439	568
Total	1,745	919	943
Deferred:
United States
Federal	595	(279)	(57)
State	25	(9)	(16)
Foreign	27	15	(7)
Total	647	(273)	(80)
TOTAL INCOME TAX EXPENSE	$2,392	$646	$863
On December 22, 2017, the United States enacted the Tax Act, which significantly changes previous U.S. tax laws, including provisions for a one-time transition tax on deemed repatriation of undistributed foreign earnings, a reduction in the corporate tax rate from 35% to 21%, as well as other changes. Under U.S. GAAP, accounting for the effect of tax legislation is required in the period of enactment. For fiscal 2018, the change in the corporate tax rate, effective January 1, 2018, results in a blended U.S. federal statutory rate for the Company of approximately 29%. The Tax Act also includes provisions not yet effective for the Company, including a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries, which will be effective for the Company beginning June 1, 2018. In accordance with U.S. GAAP, the Company has made an accounting policy election to treat taxes due under the GILTI provision as a current period expense.
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended May 31,
	2018	2017	2016
Federal income tax rate	29.2%	35.0%	35.0%
State taxes, net of federal benefit	1.2%	1.1%	1.1%
Foreign earnings	-18.4%	-20.7%	-18.2%
Transition tax related to the Tax Act	43.3%	—%	—%
Remeasurement of deferred tax assets and liabilities related to the Tax Act	3.7%	—%	—%
Excess tax benefits from share-based compensation	-5.3%	—%	—%
Resolution of a U.S. tax matter	—%	-3.2%	—%
Other, net	1.6%	1.0%	0.8%
EFFECTIVE INCOME TAX RATE	55.3%	13.2%	18.7%
The effective tax rate for the year ended May 31, 2018 was higher than the effective tax rate for the year ended May 31, 2017 primarily due to the enactment of the Tax Act, which included provisional expense of $1,875 million for the one-time transition tax on the deemed repatriation of undistributed foreign earnings, and $158 million due to the remeasurement of deferred tax assets and liabilities. The remaining provisions of the Tax Act, which were a net benefit to the effective tax rate, did not have a material impact on the Company’s Consolidated Financial Statements during fiscal 2018. Additionally, the increase in the effective tax rate was partially offset by the tax benefit from share-based compensation in the current period as a result of the adoption of ASU 2016-09 in the first quarter of fiscal 2018. During the years ended May 31, 2017 and 2016, income tax benefits of $177 million and $281 million, respectively, attributable to employee share-based compensation were allocated to Total shareholders’ equity. As a result of the adoption of ASU 2016-09, beginning in fiscal 2018, income tax benefits from share-based compensation are reported in the Consolidated Statements of Income.
The effective tax rate for the year ended May 31, 2017 was 550 basis points lower than the effective tax rate for the year ended May 31, 2016 primarily due to a one-time benefit in the first quarter of the fiscal year related to the resolution with the U.S. Internal Revenue Service (IRS) of a foreign tax credit matter and a decrease in foreign earnings taxed in the United States.
In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”), the provisional amounts recorded represent reasonable estimates of the effects of the Tax Act for which the analysis is not yet complete. As the Company completes its analysis of the Tax Act, including collecting, preparing and analyzing necessary information, performing and refining calculations and obtaining additional guidance from the IRS, U.S. Treasury Department, FASB or other standard setting and regulatory bodies on the Tax Act, it may record adjustments to the provisional amounts, which may be material. In accordance with SAB 118, the Company’s accounting for the tax effects of the Tax Act will be completed during the measurement period, which should not extend beyond one year from the enactment date. At May 31, 2018, there were no provisions for which the Company was unable to record a reasonable estimate of the impact.

Transition Tax
During the third quarter of fiscal 2018, the Company recorded a provisional expense of $2,010 million related to the one-time transition tax on the deemed repatriation of undistributed foreign earnings. During the fourth quarter of fiscal 2018, as a result of further analysis of the provisions of the Tax Act and additional guidance, this provisional tax expense decreased by $135 million. The transition tax is based on the Company’s estimated total post-1986 undistributed foreign earnings at a tax rate of 15.5% for foreign cash and certain other specified assets, and 8% on the remaining earnings. The Company expects to pay the transition tax in installments over an eight-year period. Accordingly, the non-current portion of the provisional expense for the transition tax of $1,078 million, net of applicable foreign tax credits the Company expects to utilize, has been recorded in Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
Impact of Changes in the Tax Rate
As a result of the reduction in the corporate tax rate from 35% to 21%, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to be realized. The total provisional expense recorded during the period for the remeasurement of deferred tax assets and liabilities was $158 million.
Deferred tax assets and liabilities comprise the following:

	As of May 31,
(In millions)	2018	2017
Deferred tax assets:
Inventories	$73	$90
Sales return reserves	104	130
Deferred compensation	250	348
Stock-based compensation	135	225
Reserves and accrued liabilities	102	88
Net operating loss carry-forwards	88	84
Foreign tax credit carry-forwards	—	208
Undistributed earnings of foreign subsidiaries	—	173
Other	106	106
Total deferred tax assets	858	1,452
Valuation allowance	(95)	(82)
Total deferred tax assets after valuation allowance	763	1,370
Deferred tax liabilities:
Foreign withholding tax on undistributed earnings of foreign subsidiaries	(155)	—
Property, plant and equipment	(167)	(254)
Intangibles	(77)	(90)
Other	(26)	(2)
Total deferred tax liabilities	(425)	(346)
NET DEFERRED TAX ASSET	$338	$1,024
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

	As of May 31,
(In millions)	2018	2017	2016
Unrecognized tax benefits, beginning of the period	$461	$506	$438
Gross increases related to prior period tax positions	19	31	49
Gross decreases related to prior period tax positions	(12)	(163)	(20)
Gross increases related to current period tax positions	249	115	81
Settlements	—	(12)	(13)
Lapse of statute of limitations	(20)	(21)	(17)
Changes due to currency translation	1	5	(12)
UNRECOGNIZED TAX BENEFITS, END OF THE PERIOD	$698	$461	$506
As of May 31, 2018, total gross unrecognized tax benefits, excluding related interest and penalties, were $698 million, $478 million of which would affect the Company’s effective tax rate if recognized in future periods.
The Company recognizes interest and penalties related to income tax matters in Income tax expense. The liability for payment of interest and penalties decreased by $14 million during the year ended May 31, 2018, decreased by $38 million during the year ended May 31, 2017 and increased by $45 million during the year ended May 31, 2016. As of May 31, 2018 and 2017, accrued interest and penalties related to uncertain tax positions were $157 million and $171 million, respectively (excluding federal benefit).
The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company has closed all U.S. federal income tax matters through fiscal 2014, with the exception of certain transfer pricing adjustments. The Company is currently under audit by the IRS for fiscal years 2015 and 2016.

The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2007 and fiscal 2012, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $163 million within the next 12 months.
The Company historically provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they were considered indefinitely reinvested outside the United States. At May 31, 2017, the indefinitely reinvested earnings in foreign subsidiaries upon which United States income taxes had not been provided were approximately $12.2 billion. These undistributed foreign earnings were subject to the U.S. one-time mandatory transition tax and are eligible to be repatriated to the U.S. without additional U.S. tax under the Tax Act. The Company has reevaluated its historic indefinite reinvestment assertion as a result of the enactment of the Tax Act and determined that any historical or future undistributed earnings of foreign subsidiaries are no longer considered to be indefinitely reinvested.
A portion of the Company’s foreign operations are benefiting from a tax holiday, which is set to expire in 2021. This tax holiday may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The tax benefit attributable to this tax holiday was $126 million, $187 million and $173 million for the fiscal years ended May 31, 2018, 2017 and 2016, respectively. The benefit of the tax holiday on diluted earnings per common share was $0.08, $0.11 and $0.10 for the fiscal years ended May 31, 2018, 2017 and 2016, respectively.
Deferred tax assets at May 31, 2018 and 2017 were reduced by a valuation allowance primarily relating to tax benefits of certain entities with operating losses. There was a $13 million net increase in the valuation allowance for the year ended May 31, 2018, compared to a $30 million net increase for the year ended May 31, 2017 and $43 million net increase for the year ended May 31, 2016.
The Company no longer has recorded deferred tax assets for foreign tax credit carry-forwards; the $208 million recorded at May 31, 2017 was fully utilized to offset the impacts of transition tax.
The Company has available domestic and foreign loss carry-forwards of $289 million at May 31, 2018. Such losses will expire as follows:

	Year Ending May 31,
(In millions)	2019	2020	2021	2022	2023-2039	Indefinite	Total
Net operating losses	$1	$5	$2	$1	$91	$189	$289

NOTE 10 — Redeemable Preferred Stock
Sojitz America is the sole owner of the Company’s authorized redeemable preferred stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the redeemable preferred stock have been declared and paid in full. There have been no changes in the redeemable preferred stock in the three years ended May 31, 2018, 2017 and 2016. As the holder of the redeemable preferred stock, Sojitz America does not have general voting rights, but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company, or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States. The redeemable preferred stock has been fully issued to Sojitz America and is not blank check preferred stock. The Company’s articles of incorporation do not permit the issuance of additional preferred stock.

NOTE 11 — Common Stock and Stock-Based Compensation
The authorized number of shares of Class A Common Stock, no par value, and Class B Common Stock, no par value, are 400 million and 2,400 million, respectively. Each share of Class A Common Stock is convertible into one share of Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors. There are no differences in the dividend and liquidation preferences or participation rights of the holders of Class A and Class B Common Stock. From time to time, the Company’s Board of Directors authorizes share repurchase programs for the repurchase of Class B Common Stock. The value of repurchased shares is deducted from Total shareholders‘ equity through allocation to Capital in excess of stated value and Retained earnings.
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

The following table summarizes the Company’s total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	Year Ended May 31,
(In millions)	2018	2017	2016
Stock options(1)	$149	$145	$171
ESPPs	34	36	31
Restricted stock	35	34	34
TOTAL STOCK-BASED COMPENSATION EXPENSE	$218	$215	$236

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $18 million, $14 million and $30 million for the years ended May 31, 2018, 2017 and 2016, respectively.

As of May 31, 2018, the Company had $195 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.0 years.
The weighted average fair value per share of the options granted during the years ended May 31, 2018, 2017 and 2016, computed as of the grant date using the Black-Scholes pricing model, was $9.82, $9.38 and $12.66, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Year Ended May 31,
	2018	2017	2016
Dividend yield	1.2%	1.1%	1.0%
Expected volatility	16.4%	17.4%	23.6%
Weighted average expected life (in years)	6.0	6.0	5.8
Risk-free interest rate	2.0%	1.3%	1.7%
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
The following summarizes the stock option transactions under the plan discussed above:

	Shares(1)	Weighted Average Option Price
	(In millions)
Options outstanding May 31, 2015	116.2	$23.50
Exercised	(22.5)	17.75
Forfeited	(2.3)	39.96
Granted	20.6	56.41
Options outstanding May 31, 2016	112.0	30.38
Exercised	(17.1)	20.42
Forfeited	(2.3)	49.47
Granted	12.2	57.81
Options outstanding May 31, 2017	104.8	34.79
Exercised	(24.1)	25.07
Forfeited	(4.3)	55.31
Granted	16.8	59.08
Options outstanding May 31, 2018	93.2	$40.73
Options exercisable at May 31,
2016	66.5	$21.48
2017	67.9	26.03
2018	58.5	31.60

(1)	Includes stock appreciation rights transactions.
The weighted average contractual life remaining for options outstanding and options exercisable at May 31, 2018 was 5.7 years and 4.4 years, respectively. The aggregate intrinsic value for options outstanding and exercisable at May 31, 2018 was $2,896 million and $2,352 million, respectively. The aggregate intrinsic value was the amount by which the market value of the underlying stock exceeded the exercise price of the options. The total intrinsic value of the options exercised during the years ended May 31, 2018, 2017 and 2016 was $889 million, $594 million and $946 million, respectively.

In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (ESPPs). Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Employees purchased 3.1 million, 3.1 million and 2.5 million shares during each of the three years ended May 31, 2018, 2017 and 2016, respectively.
From time to time, the Company grants restricted stock and restricted stock units to key employees under the Stock Incentive Plan. The number of shares underlying such awards granted to employees during the years ended May 31, 2018, 2017 and 2016 were 1.8 million, 0.4 million and 1.0 million, respectively, with weighted average values per share of $62.51, $57.59 and $54.87, respectively. Recipients of restricted stock are entitled to cash dividends and to vote their respective shares throughout the period of restriction. Recipients of restricted stock units are entitled to dividend equivalent cash payments upon vesting. The value of all grants of restricted stock and restricted stock units was established by the market price on the date of grant. During the years ended May 31, 2018, 2017 and 2016, the aggregate fair value of restricted stock and restricted stock units vested was $113 million, $60 million and $49 million, respectively, determined as of the date of vesting. As of May 31, 2018, the Company had $104 million of unrecognized compensation costs from restricted stock and restricted stock units to be recognized in Operating overhead expense over a weighted average period of 2.4 years.

NOTE 12 — Earnings Per Share
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under employee stock purchase plans, to purchase an additional 42.9 million, 30.5 million and 0.2 million shares of common stock outstanding for the years ended May 31, 2018, 2017 and 2016, respectively, because the options were anti-dilutive.

	Year Ended May 31,
(In millions, except per share data)	2018	2017	2016
Determination of shares:
Weighted average common shares outstanding	1,623.8	1,657.8	1,697.9
Assumed conversion of dilutive stock options and awards	35.3	34.2	44.6
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,659.1	1,692.0	1,742.5

Earnings per common share:
Basic	$1.19	$2.56	$2.21
Diluted	$1.17	$2.51	$2.16

NOTE 13 — Benefit Plans
The Company has a qualified 401(k) Savings and Profit Sharing Plan, in which all U.S. employees are able to participate. The Company matches a portion of employee contributions to the savings plan. Company contributions to the savings plan were $80 million, $75 million and $72 million and included in Cost of sales or Operating overhead expense, as applicable, for the years ended May 31, 2018, 2017 and 2016, respectively. The terms of the plan also allow for annual discretionary profit sharing contributions, as determined by the Board of Directors, to the accounts of eligible U.S. employees who work at least 1,000 hours in a year. Profit sharing contributions of $59 million, $68 million and $64 million were made to the plan and included in Cost of sales or Operating overhead expense, as applicable, for the years ended May 31, 2018, 2017 and 2016, respectively.
The Company also has a Long-Term Incentive Plan (LTIP) adopted by the Board of Directors and approved by shareholders in September 1997 and later amended and approved in fiscal 2007 and fiscal 2012. The Company recognized $33 million, $21 million and $85 million of Operating overhead expense related to cash awards under the LTIP during the years ended May 31, 2018, 2017 and 2016, respectively.
The Company allows certain highly compensated employees and non-employee directors of the Company to defer compensation under a nonqualified deferred compensation plan. Deferred compensation plan liabilities were $641 million and $569 million at May 31, 2018 and 2017, respectively, and primarily classified as non-current in Deferred income taxes and other liabilities.
The Company has pension plans in various countries worldwide. The pension plans are only available to local employees and are generally government mandated. The liability related to the unfunded pension liabilities of the plans was $70 million and $107 million at May 31, 2018 and 2017, respectively, and primarily classified as non-current in Deferred income taxes and other liabilities.

NOTE 14 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2017	$(191)	$(52)	$115	$(85)	$(213)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(6)	(52)	—	2	(56)
Reclassifications to net income of previously deferred (gains) losses(3)	—	128	—	32	160
Total other comprehensive income (loss)	(6)	76	—	34	104
Reclassifications to retained earnings in accordance with ASU 2018-02(4)	24	(7)	—	—	17
Balance at May 31, 2018	$(173)	$17	$115	$(51)	$(92)

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $(24) million, $(3) million, $0 million, $(4) million and $(31) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(3) million, $0 million, $0 million and $(3) million, respectively.

(4)	Refer to Note 1 — Summary of Significant Accounting Policies for additional information on the adoption of ASU 2018-02 during the third quarter of fiscal 2018.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2016	$(207)	$463	$115	$(53)	$318
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	15	118	—	(14)	119
Reclassifications to net income of previously deferred (gains) losses(3)	1	(633)	—	(18)	(650)
Total other comprehensive income (loss)	16	(515)	—	(32)	(531)
Balance at May 31, 2017	$(191)	$(52)	$115	$(85)	$(213)

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $24 million, $0 million, $3 million and $27 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(3) million, $0 million, $(3) million and $(6) million, respectively.

The following table summarizes the reclassifications from Accumulated other comprehensive income to the Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Year Ended May 31,
(In millions)	2018	2017
Gains (losses) on foreign currency translation adjustment	$—	$(1)	Other expense (income), net
Total before tax	—	(1)
Tax (expense) benefit	—	—
Gain (loss) net of tax	—	(1)
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	34	96	Revenues
Foreign exchange forwards and options	(90)	339	Cost of sales
Foreign exchange forwards and options	1	—	Total selling and administrative expense
Foreign exchange forwards and options	(69)	199	Other expense (income), net
Interest rate swaps	(7)	(4)	Interest expense (income), net
Total before tax	(131)	630
Tax (expense) benefit	3	3
Gain (loss) net of tax	(128)	633
Gains (losses) on other	(32)	15	Other expense (income), net
Total before tax	(32)	15
Tax (expense) benefit	—	3
Gain (loss) net of tax	(32)	18
Total net gain (loss) reclassified for the period	$(160)	$650
Refer to Note 16 — Risk Management and Derivatives for more information on the Company’s risk management program and derivatives.

NOTE 15 — Commitments and Contingencies
The Company leases retail store space, certain distribution and warehouse facilities, office space, equipment and other non-real estate assets under operating leases expiring from 1 to 17 years after May 31, 2018. Rent expense, excluding executory costs, was $820 million, $731 million and $661 million for the years ended May 31, 2018, 2017 and 2016, respectively. Amounts of minimum future annual commitments under non-cancelable operating and capital leases are as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$589	$523	$472	$412	$361	$1,608	$3,965
Capital leases and other financing obligations(1)	$44	$37	$40	$38	$36	$229	$424

(1)	Capital leases and other financing obligations include payments related to build-to-suit lease arrangements.
As of May 31, 2018 and 2017, the Company had letters of credit outstanding totaling $165 million and $152 million, respectively. These letters of credit were generally issued for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
In connection with various contracts and agreements, the Company provides routine indemnification relating to the enforceability of intellectual property rights, coverage for legal issues that arise and other items where the Company is acting as the guarantor. Currently, the Company has several such agreements in place. However, based on the Company’s historical experience and the estimated probability of future loss, the Company has determined the fair value of such indemnification is not material to the Company’s financial position or results of operations.
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

The majority of derivatives outstanding as of May 31, 2018 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.
The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of May 31, 2018 and 2017:

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	2018	2017	Balance Sheet Location	2018	2017
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$118	$113	Accrued liabilities	$156	$59
Foreign exchange forwards and options	Deferred income taxes and other assets	152	13	Deferred income taxes and other liabilities	—	73
Total derivatives formally designated as hedging instruments		270	126		156	132
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	119	103	Accrued liabilities	26	107
Embedded derivatives	Prepaid expenses and other current assets	3	1	Accrued liabilities	2	2
Foreign exchange forwards and options	Deferred income taxes and other assets	—	2	Deferred income taxes and other liabilities	—	7
Embedded derivatives	Deferred income taxes and other assets	8	9	Deferred income taxes and other liabilities	6	6
Total derivatives not designated as hedging instruments		130	115		34	122
TOTAL DERIVATIVES		$400	$241		$190	$254
The following tables present the amounts affecting the Consolidated Statements of Income for the years ended May 31, 2018, 2017 and 2016:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income(1)
	Year Ended May 31,			Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Year Ended May 31,

	2018	2017	2016		2018	2017	2016
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$19	$72	$90	Revenues	$34	$96	$(88)
Foreign exchange forwards and options	(50)	43	(57)	Cost of sales	(90)	339	586
Foreign exchange forwards and options	1	(4)	—	Total selling and administrative expense	1	—	—
Foreign exchange forwards and options	(19)	37	(25)	Other expense (income), net	(69)	199	219
Interest rate swaps(2)	—	(54)	(83)	Interest expense (income), net	(7)	(4)	—
Total designated cash flow hedges	$(49)	$94	$(75)		$(131)	$630	$717

(1)
For the years ended May 31, 2018, 2017 and 2016, the amounts recorded in Other expense (income), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income, will be released through Interest expense (income), net over the term of the issued debt.

	Amount of Gain (Loss) Recognized in Income on Derivatives			Location of Gain (Loss) Recognized in Income on Derivatives
	Year Ended May 31,
(In millions)	2018	2017	2016
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$—	$—	$2	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	(57)	(44)	(68)	Other expense (income), net
Embedded derivatives	$(4)	$(2)	$(2)	Other expense (income), net

(1)
All interest rate swaps designated as fair value hedges meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to “Fair Value Hedges” in this note for additional detail.

Cash Flow Hedges
All changes in fair value of derivatives designated as cash flow hedges, excluding any ineffective portion, are recorded in Accumulated other comprehensive income until Net income is affected by the variability of cash flows of the hedged transaction. Effective hedge results are classified within the Consolidated Statements of Income in the same manner as the underlying exposure. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. Derivative instruments designated as cash flow hedges must be discontinued when it is no longer probable the forecasted hedged transaction will occur in the initially identified time period. The gains and losses associated with discontinued derivative instruments in Accumulated other comprehensive income will be recognized immediately in Other expense (income), net, if it is probable the forecasted hedged transaction will not occur by the end of the initially identified time period or within an additional two-month period thereafter. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will account for the derivative as an undesignated instrument as discussed below.
The purpose of the Company’s foreign exchange risk management program is to lessen both the positive and negative effects of currency fluctuations on the Company’s consolidated results of operations, financial position and cash flows. Foreign currency exposures the Company may elect to hedge in this manner include product cost exposures, non-functional currency denominated external and intercompany revenues, selling and administrative expenses, investments in U.S. Dollar-denominated available-for-sale debt securities and certain other intercompany transactions.
Product cost exposures are primarily generated through non-functional currency denominated product purchases and the foreign currency adjustment program described below. NIKE entities primarily purchase products in two ways: (1) Certain NIKE entities purchase product from the NIKE Trading Company (NTC), a wholly owned sourcing hub that buys NIKE branded products from third party factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the product to NIKE entities in their respective functional currencies. NTC sales to a NIKE entity with a different functional currency results in a foreign currency exposure for the NTC. (2) Other NIKE entities purchase product directly from third party factories in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.
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
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $12.2 billion as of May 31, 2018.
As of May 31, 2018, $96 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of May 31, 2018, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions was 24 months.
Fair Value Hedges
The Company has, in the past, been exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the years ended May 31, 2018, 2017 or 2016. The Company had no interest rate swaps designated as fair value hedges as of May 31, 2018.

Net Investment Hedges
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in Accumulated other comprehensive income along with the foreign currency translation adjustments on those investments. The ineffective portion of the unrealized gains and losses on these contracts, if any, are recorded immediately in earnings. The Company recorded no ineffectiveness from net investment hedges for the years ended May 31, 2018, 2017 or 2016. The Company had no outstanding net investment hedges as of May 31, 2018.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Consolidated Balance Sheets and/or the embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other expense (income), net, together with the re-measurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $6.1 billion as of May 31, 2018.
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
At May 31, 2018, the total notional amount of all embedded derivatives outstanding was approximately $260 million.
Credit Risk
The Company is exposed to credit-related losses in the event of nonperformance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings; however, this does not eliminate the Company’s exposure to credit risk with these institutions. This credit risk is limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.
The Company’s derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of May 31, 2018, the Company was in compliance with all credit risk-related contingent features and had no derivative instruments with credit risk-related contingent features in a net liability position. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of May 31, 2018, the Company had received $23 million of cash collateral from various counterparties to its derivative contracts (refer to Note 6 — Fair Value Measurements). The Company considers the impact of the risk of counterparty default to be immaterial.

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
Accounts receivable, net, Inventories and Property, plant and equipment, net for operating segments are regularly reviewed by management and, therefore, are provided below. Additions to long-lived assets as presented in the following table represent capital expenditures.

	Year Ended May 31,
(In millions)	2018	2017	2016
REVENUES
North America	$14,855	$15,216	$14,764
Europe, Middle East & Africa	9,242	7,970	7,568
Greater China	5,134	4,237	3,785
Asia Pacific & Latin America	5,166	4,737	4,317
Global Brand Divisions	88	73	73
Total NIKE Brand	34,485	32,233	30,507
Converse	1,886	2,042	1,955
Corporate	26	75	(86)
TOTAL NIKE, INC. REVENUES	$36,397	$34,350	$32,376
EARNINGS BEFORE INTEREST AND TAXES
North America	$3,600	$3,875	$3,763
Europe, Middle East & Africa	1,587	1,507	1,787
Greater China	1,807	1,507	1,372
Asia Pacific & Latin America	1,189	980	1,002
Global Brand Divisions	(2,658)	(2,677)	(2,596)
Total NIKE Brand	5,525	5,192	5,328
Converse	310	477	487
Corporate	(1,456)	(724)	(1,173)
Total NIKE, Inc. Earnings Before Interest and Taxes	4,379	4,945	4,642
Interest expense (income), net	54	59	19
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$4,325	$4,886	$4,623
ADDITIONS TO LONG-LIVED ASSETS
North America	$196	$223	$242
Europe, Middle East & Africa	240	173	234
Greater China	76	51	44
Asia Pacific & Latin America	49	59	62
Global Brand Divisions	286	278	258
Total NIKE Brand	847	784	840
Converse	22	30	39
Corporate	325	387	312
TOTAL ADDITIONS TO LONG-LIVED ASSETS	$1,194	$1,201	$1,191
DEPRECIATION
North America	$160	$140	$133
Europe, Middle East & Africa	116	106	85
Greater China	56	54	48
Asia Pacific & Latin America	55	54	42
Global Brand Divisions	217	233	230
Total NIKE Brand	604	587	538
Converse	33	28	27
Corporate	110	91	84
TOTAL DEPRECIATION	$747	$706	$649

	As of May 31,
(In millions)	2018	2017
ACCOUNTS RECEIVABLE, NET
North America	$1,443	$1,798
Europe, Middle East & Africa	870	690
Greater China	101	102
Asia Pacific & Latin America	720	693
Global Brand Divisions	102	86
Total NIKE Brand	3,236	3,369
Converse	240	297
Corporate	22	11
TOTAL ACCOUNTS RECEIVABLE, NET	$3,498	$3,677
INVENTORIES
North America	$2,270	$2,218
Europe, Middle East & Africa	1,433	1,327
Greater China	580	463
Asia Pacific & Latin America	687	694
Global Brand Divisions	91	68
Total NIKE Brand	5,061	4,770
Converse	268	286
Corporate	(68)	(1)
TOTAL INVENTORIES	$5,261	$5,055
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$848	$819
Europe, Middle East & Africa	849	709
Greater China	256	225
Asia Pacific & Latin America	339	340
Global Brand Divisions	597	533
Total NIKE Brand	2,889	2,626
Converse	115	125
Corporate	1,450	1,238
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,454	$3,989
Revenues by Major Product Lines
Revenues from external customers for NIKE Brand products are attributable to sales of footwear, apparel and equipment. Other revenues from external customers consist primarily of sales by Converse.

	Year Ended May 31,
(In millions)	2018	2017	2016
Footwear	$22,268	$21,081	$19,871
Apparel	10,733	9,654	9,067
Equipment	1,396	1,425	1,496
Other	2,000	2,190	1,942
TOTAL NIKE, INC. REVENUES	$36,397	$34,350	$32,376
Revenues and Long-Lived Assets by Geographic Area
After allocation of revenues for Global Brand Divisions, Converse and Corporate to geographical areas based on the location where the sales originated, revenues by geographical area are essentially the same as reported above for the NIKE Brand operating segments with the exception of the United States. Revenues derived in the United States were $15,314 million, $15,778 million and $15,304 million for the years ended May 31, 2018, 2017 and 2016, respectively. The Company’s largest concentrations of long-lived assets primarily consist of the Company’s world headquarters and distribution facilities in the United States and distribution facilities in Belgium, China and Japan. Long-lived assets attributable to operations in the United States, which are primarily composed of net property, plant & equipment, were $2,930 million and $2,629 million at May 31, 2018 and 2017, respectively. Long-lived assets attributable to operations in Belgium were $534 million and $390 million at May 31, 2018 and 2017, respectively. Long-lived assets attributable to operations in China were $262 million and $232 million at May 31, 2018 and 2017, respectively. Long-lived assets attributable to operations in Japan were $237 million and $223 million at May 31, 2018 and 2017, respectively.

Major Customers
No customer accounted for 10% or more of the Company’s net revenues during the years ended May 31, 2018, 2017 and 2016.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.
ITEM 9A. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2018.
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
ITEM 9B. Other Information
On July 20, 2018, the Compensation Committee (the “Committee”) of the Board of Directors of NIKE, Inc. (the “Company”), approved a form of discretionary performance award agreement (the “DPA”) to enable the Company to award cash incentives to employees in recognition of Company and individual performance. The form of DPA is intended to enhance the Company’s ability to pay for performance on a case-by-case basis by supplementing the Company’s existing performance-based compensation plans, including the Amended and Restated Long-Term Incentive Plan (“LTIP”) and the Executive Performance Sharing Plan. The foregoing is qualified in its entirety by reference to the form of DPA, which is filed as Exhibit 10.22 hereto and incorporated by reference herein.
Additionally, on July 20, 2018, the Committee approved awards under the form of DPA to the Company’s continuing named executive officers (collectively, the “Officers”) as follows: Mark G. Parker, $1,295,000; Andrew Campion, $277,500; Eric D. Sprunk, $277,500; Hilary K. Krane, $185,000; and John F. Slusher, $185,000. As further described in the Company’s 2018 Proxy Statement, the Committee adjusted the payouts for LTIP awards covering the fiscal 2016-2018 performance period to primarily account for the impact of the Tax Cuts and Jobs Act. Because the terms of the LTIP awards, as applicable to the Company's named executive officers, did not contemplate the Tax Cuts and Jobs Act, the Committee determined to award these one-time DPA grants so as to put the Officers in the same position as the non-executive officer LTIP participants.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Item 1 of this Report. The information required by Item 405 of Regulation S-K is included under “Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 406 of Regulation S-K is included under “Corporate Governance — Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit & Finance Committee of the Board of Directors is included under “Corporate Governance — Board Committees” in the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K regarding executive compensation is included under “Election of Directors — Director Compensation for Fiscal 2018,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 201(d) of Regulation S-K is included under “Executive Compensation — Equity Compensation Plans” in the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 403 of Regulation S-K is included under “Election of Directors — Stock Holdings of Certain Owners and Management” in the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K is included under “Election of Directors — Transactions with Related Persons” and “Corporate Governance — Director Independence” in the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A is included under “Ratification of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
		Form 10-K Page No.

1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	43

	Consolidated Statements of Income for each of the three years ended May 31, 2018, May 31, 2017 and May 31, 2016	44

	Consolidated Statements of Comprehensive Income for each of the three years ended May 31, 2018, May 31, 2017 and May 31, 2016	45

	Consolidated Balance Sheets at May 31, 2018 and May 31, 2017	46

	Consolidated Statements of Cash Flows for each of the three years ended May 31, 2018, May 31, 2017 and May 31, 2016	47

	Consolidated Statements of Shareholders’ Equity for each of the three years ended May 31, 2018, May 31, 2017 and May 31, 2016	48

	Notes to Consolidated Financial Statements	49

2.	Financial Statement Schedule:

	II — Valuation and Qualifying Accounts for the years ended May 31, 2018, 2017 and 2016	77

	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 17, 2017).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
4.3
Indenture dated as of April 26, 2013, by and between NIKE, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed April 26, 2013).

4.4
Second Supplemental Indenture, dated as of October 29, 2015, by and between NIKE, Inc. and Deutsche Bank Trust Company Americas, as trustee, including the form of 3.875% Notes due 2045 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed October 29, 2015).

4.5
Third Supplemental Indenture, dated as of October 21, 2016, by and between NIKE, Inc. and Deutsche Bank Trust Company Americas, as trustee, including the form of 2.375% Notes due 2026 and form of 3.375% Notes due 2046 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed October 21, 2016).

10.1
Form of Non-Statutory Stock Option Agreement for options granted to non-employee directors prior to May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 21, 2005).*

10.2
Form of Non-Statutory Stock Option Agreement for options granted to non-employee directors after May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010).*

10.3
Form of Non-Statutory Stock Option Agreement for options granted to executives prior to May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).*

10.4
Form of Restricted Stock Agreement for non-employee directors under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014).*

10.5
Form of Non-Statutory Stock Option Agreement for options granted to executives after May 31, 2010 under the Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2018).*

10.6
Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008).*

10.7	NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014).*
10.8	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012).*
10.9	NIKE, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015).*
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
10.14
Amended and Restated Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated July 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 24, 2008).*

10.15
Form of Restricted Stock Agreement under the Stock Incentive Plan for awards after May 31, 2010 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015).*

10.16
Form of Restricted Stock Unit Agreement under the Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2018).*

10.17	Form of Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and its executive officers (other than Mark G. Parker).*
10.18	Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 20, 2010).*
10.19
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

10.20	Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2015).*
10.21	Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2015).*
10.22	Form of Discretionary Performance Award Agreement.*
12.1	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (included within this Annual Report on Form 10-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
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

SCHEDULE II — Valuation and Qualifying Accounts

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Write-Offs, Net	Balance at End of Period
Sales returns reserve
For the year ended May 31, 2016	$379	$788	$(15)	$(708)	$444
For the year ended May 31, 2017	444	696	3	(800)	343
For the year ended May 31, 2018	343	640	5	(658)	330
Allowance for doubtful accounts(2)
For the year ended May 31, 2016	$78	$52	$(2)	$(85)	$43
For the year ended May 31, 2017	43	16	—	(40)	19
For the year ended May 31, 2018	19	19	—	(8)	30

(1)	Amounts included in this column primarily relate to foreign currency translation.

(2)	Includes both current and non-current portions of the allowance for doubtful accounts. The non-current portion is included in Deferred income taxes and other assets on the Consolidated Balance Sheets.

ITEM 16. Form 10-K Summary
None.

Consent of Independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-212617) and Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-117059, 333-133360, 333-164248, 333-171647, 333-173727, 333-208900 and 333-215439) of NIKE, Inc. of our report dated July 24, 2018 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.
/s/ PricewaterhouseCoopers LLP
Portland, Oregon
July 24, 2018

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.
By:	/s/ MARK G. PARKER
Mark G. Parker
Chairman, President and Chief Executive Officer
Date:	July 24, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
/s/ MARK G. PARKER Mark G. Parker	Chairman, President and Chief Executive Officer	July 24, 2018
PRINCIPAL FINANCIAL OFFICER:
/s/ ANDREW CAMPION Andrew Campion	Chief Financial Officer	July 24, 2018
PRINCIPAL ACCOUNTING OFFICER:
/s/ CHRIS L. ABSTON Chris L. Abston	Corporate Controller	July 24, 2018
DIRECTORS:
/s/ CATHLEEN A. BENKO Cathleen A. Benko	Director	July 24, 2018
/s/ ELIZABETH J. COMSTOCK Elizabeth J. Comstock	Director	July 24, 2018
/s/ JOHN G. CONNORS John G. Connors	Director	July 24, 2018
/s/ TIMOTHY D. COOK Timothy D. Cook	Director	July 24, 2018
/s/ JOHN J. DONAHOE II John J. Donahoe II	Director	July 24, 2018
/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	July 24, 2018
/s/ PETER B. HENRY Peter B. Henry	Director	July 24, 2018
/s/ TRAVIS A. KNIGHT Travis A. Knight	Director	July 24, 2018
/s/ JOHN C. LECHLEITER John C. Lechleiter	Director	July 24, 2018
/s/ MICHELLE A. PELUSO Michelle A. Peluso	Director	July 24, 2018
/s/ JOHNATHAN A. RODGERS Johnathan A. Rodgers	Director	July 24, 2018
/s/ JOHN R. THOMPSON, JR. John R. Thompson, Jr.	Director	July 24, 2018