Form 10-Q
period 2018-08-31
NIKE INC
filed 2018-10-05
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of October 3, 2018 were:

Class A	315,041,752
Class B	1,273,066,600
1,588,108,352

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	August 31,	May 31,
(In millions)	2018	2018
ASSETS
Current assets:
Cash and equivalents	$3,282	$4,249
Short-term investments	987	996
Accounts receivable, net	4,330	3,498
Inventories	5,227	5,261
Prepaid expenses and other current assets	1,675	1,130
Total current assets	15,501	15,134
Property, plant and equipment, net	4,487	4,454
Identifiable intangible assets, net	284	285
Goodwill	154	154
Deferred income taxes and other assets	2,057	2,509
TOTAL ASSETS	$22,483	$22,536
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6	$6
Notes payable	13	336
Accounts payable	2,333	2,279
Accrued liabilities	4,174	3,269
Income taxes payable	182	150
Total current liabilities	6,708	6,040
Long-term debt	3,467	3,468
Deferred income taxes and other liabilities	3,316	3,216
Commitments and contingencies (Note 13)
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 320 and 329 shares outstanding	—	—
Class B — 1,269 and 1,272 shares outstanding	3	3
Capital in excess of stated value	6,525	6,384
Accumulated other comprehensive loss	(30)	(92)
Retained earnings	2,494	3,517
Total shareholders’ equity	8,992	9,812
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,483	$22,536
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended August 31,
(In millions, except per share data)	2018	2017
Revenues	$9,948	$9,070
Cost of sales	5,551	5,108
Gross profit	4,397	3,962
Demand creation expense	964	855
Operating overhead expense	2,099	2,001
Total selling and administrative expense	3,063	2,856
Interest expense (income), net	11	16
Other expense (income), net	53	18
Income before income taxes	1,270	1,072
Income tax expense	178	122
NET INCOME	$1,092	$950

Earnings per common share:
Basic	$0.69	$0.58
Diluted	$0.67	$0.57

Dividends declared per common share	$0.20	$0.18
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended August 31,
(In millions)	2018	2017
Net income	$1,092	$950
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(128)	22
Change in net gains (losses) on cash flow hedges	193	(395)
Change in net gains (losses) on other	(3)	—
Total other comprehensive income (loss), net of tax	62	(373)
TOTAL COMPREHENSIVE INCOME	$1,154	$577
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended August 31,
(In millions)	2018	2017
Cash provided by operations:
Net income	$1,092	$950
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	178	179
Deferred income taxes	18	(59)
Stock-based compensation	41	50
Amortization and other	3	6
Net foreign currency adjustments	166	(19)
Changes in certain working capital components and other assets and liabilities:
(Increase) in accounts receivable	(294)	(101)
(Increase) in inventories	(25)	(96)
(Increase) in prepaid expenses and other current and non-current assets	(83)	(543)
Increase in accounts payable, accrued liabilities and other current and non-current liabilities	205	208
Cash provided by operations	1,301	575
Cash used by investing activities:
Purchases of short-term investments	(980)	(1,663)
Maturities of short-term investments	400	1,403
Sales of short-term investments	586	518
Additions to property, plant and equipment	(343)	(270)
Disposals of property, plant and equipment	4	—
Cash used by investing activities	(333)	(12)
Cash used by financing activities:
Long-term debt payments, including current portion	(1)	(1)
(Decrease) increase in notes payable	(321)	9
Payments on capital lease and other financing obligations	(6)	(6)
Proceeds from exercise of stock options and other stock issuances	187	158
Repurchase of common stock	(1,360)	(804)
Dividends — common and preferred	(320)	(300)
Tax payments for net share settlement of equity awards	(11)	(54)
Cash used by financing activities	(1,832)	(998)
Effect of exchange rate changes on cash and equivalents	(103)	40
Net decrease in cash and equivalents	(967)	(395)
Cash and equivalents, beginning of period	4,249	3,808
CASH AND EQUIVALENTS, END OF PERIOD	$3,282	$3,413
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$110	$98
Dividends declared and not paid	318	295
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company”) and reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three months ended August 31, 2018 are not necessarily indicative of results to be expected for the entire year.
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that replaces existing revenue recognition guidance. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, Topic 606 requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard using a modified retrospective approach in the first quarter of fiscal 2019 with the cumulative effect of initially applying the new standard recognized in Retained earnings at June 1, 2018. Comparative prior period information has not been adjusted and continues to be reported in accordance with previous revenue recognition guidance in Accounting Standards Codification (ASC) Topic 605 — Revenue Recognition. The Company has applied the new standard to all contracts at adoption.
The Company’s adoption of Topic 606 resulted in a change to the timing of revenue recognition. The satisfaction of the Company’s performance obligation is based upon transfer of control over a product to a customer, which results in sales being recognized upon shipment rather than upon delivery for certain wholesale transactions and substantially all digital commerce sales. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. This resulted in a cumulative effect adjustment, which increased Retained earnings by $23 million at June 1, 2018. The adoption of Topic 606 did not have a material effect on the Unaudited Condensed Consolidated Statements of Income in the first quarter of fiscal 2019.
Additionally, the Company’s reserve balances for returns, post-invoice sales discounts and miscellaneous claims for wholesale transactions were previously reported net of the estimated cost of inventory for product returns, and as a reduction to Accounts receivable, net on the Unaudited Condensed Consolidated Balance Sheets. Under Topic 606, an asset for the estimated cost of inventory expected to be returned is now recognized separately from the liability for sales-related reserves. This resulted in an increase to Accounts receivable, net, an increase in Prepaid expenses and other current assets and an increase in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets at August 31, 2018. Sales-related reserves for the Company’s direct to consumer operations continue to be recognized in Accrued liabilities, but are now recorded separately from an asset for the estimated cost of inventory for expected product returns, which is recognized in Prepaid expenses and other current assets. The following table presents the related effect of the adoption of Topic 606 on the Unaudited Condensed Consolidated Balance Sheets at August 31, 2018:

	As of August 31, 2018
(In millions)	As Reported	Effect of Adoption	Balances Without Adoption of Topic 606
Accounts receivable, net	$4,330	$662	$3,668
Prepaid expenses and other current assets	1,675	367	1,308
Total current assets	15,501	1,029	14,472
TOTAL ASSETS	22,483	1,029	21,454
Accrued liabilities	4,174	1,029	3,145
Total current liabilities	6,708	1,029	5,679
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,483	$1,029	$21,454
Other impacts from the adoption of Topic 606 on the Unaudited Condensed Consolidated Financial Statements were immaterial. Refer to Note 11 — Revenues for further discussion.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The updated guidance requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. The Company adopted the standard on June 1, 2018, using a modified retrospective approach, with the cumulative effect of applying the new standard recognized in Retained earnings at the date of adoption. The adoption resulted in reductions to Retained earnings, Deferred income taxes and other assets, and Prepaid expenses and other current assets of $507 million, $422 million and $45 million, respectively, and an increase in Deferred income taxes and other liabilities of $40 million.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The Company elected to early adopt the ASU in the first quarter of fiscal 2019 and the adoption of the new guidance did not have a material impact on the Unaudited Condensed Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The Company adopted the ASU in the first quarter of fiscal 2019 and the adoption of the new guidance did not have a material impact on the Unaudited Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces existing lease accounting guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will require the Company to continue to classify leases as either operating or financing, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU No. 2018-11, which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new leases standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to elect this transition method at the adoption date of June 1, 2019. The Company continues to assess the effect the guidance will have on its existing accounting policies and the Consolidated Financial Statements, and expects there will be an increase in assets and liabilities on the Consolidated Balance Sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which is expected to be material. Refer to Note 15 — Commitments and Contingencies of the Annual Report on Form 10-K for the fiscal year ended May 31, 2018 for information about the Company’s lease obligations.

Note 2 — Inventories
Inventory balances of $5,227 million and $5,261 million at August 31, 2018 and May 31, 2018, respectively, were substantially all finished goods.

Note 3 — Accrued Liabilities
Accrued liabilities included the following:

	As of August 31,	As of May 31,
(In millions)	2018	2018
Sales-related reserves(1)	$1,048	$20
Compensation and benefits, excluding taxes	675	897
Endorsement compensation	476	425
Dividends payable	318	320
Import and logistics costs	290	268
Taxes other than income taxes payable	262	224
Advertising and marketing	185	140
Fair value of derivatives	102	184
Collateral received from counterparties to hedging instruments	31	23
Other(2)	787	768
TOTAL ACCRUED LIABILITIES	$4,174	$3,269

(1)
Sales-related reserves as of August 31, 2018 reflect the Company’s fiscal 2019 adoption of Topic 606. As of May 31, 2018, Sales-related reserves reflect the Company's prior accounting under Topic 605. Refer to Note 1 — Summary of Significant Accounting Policies for additional information on the adoption of the new standard.

(2)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at August 31, 2018 and May 31, 2018.

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

Pricing vendors are utilized for a majority of Level 1 and Level 2 investments. These vendors either provide a quoted market price in an active market or use observable inputs without applying significant adjustments in their pricing. Observable inputs include broker quotes, interest rates and yield curves observable at commonly quoted intervals, volatilities and credit risks. The fair value of derivative contracts is determined using observable market inputs such as the daily market foreign currency rates, forward pricing curves, currency volatilities, currency correlations and interest rates, and considers non-performance risk of the Company and its counterparties.
The Company’s fair value measurement process includes comparing fair values to another independent pricing vendor to ensure appropriate fair values are recorded.
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of August 31, 2018 and May 31, 2018, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of August 31, 2018
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$436	$436	$—	$—
Level 1:
U.S. Treasury securities	851	50	801	—
Level 2:
Time deposits	1,098	1,081	17	—
U.S. Agency securities	1	—	1	—
Commercial paper and bonds	194	26	168	—
Money market funds	1,689	1,689	—	—
Total Level 2:	2,982	2,796	186	—
Level 3:
Non-marketable preferred stock	11	—	—	11
TOTAL	$4,280	$3,282	$987	$11

	As of May 31, 2018
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$415	$415	$—	$—
Level 1:
U.S. Treasury securities	1,178	500	678	—
Level 2:
Time deposits	925	907	18	—
U.S. Agency securities	102	100	2	—
Commercial paper and bonds	451	153	298	—
Money market funds	2,174	2,174	—	—
Total Level 2:	3,652	3,334	318	—
Level 3:
Non-marketable preferred stock	11	—	—	11
TOTAL	$5,256	$4,249	$996	$11
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

The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of August 31, 2018 and May 31, 2018, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of August 31, 2018
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$476	$347	$129	$99	$99	$—
Embedded derivatives	9	3	6	12	3	9
TOTAL	$485	$350	$135	$111	$102	$9

(1)
If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $99 million as of August 31, 2018. As of that date, the Company had received $31 million of cash collateral from various counterparties related to foreign exchange derivative instruments. No amount of collateral was posted on the Company’s derivative liability balance as of August 31, 2018.

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

Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, time deposits, money market funds, corporate commercial paper and bonds. These securities are valued using market prices in both active markets (Level 1) and less active markets (Level 2). As of August 31, 2018, the Company held $954 million of available-for-sale securities with maturity dates within one year and $33 million with maturity dates over one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The gross realized gains and losses on sales of available-for-sale securities were immaterial for the three months ended August 31, 2018 and 2017. Unrealized gains and losses on available-for-sale securities included in Accumulated other comprehensive income were immaterial as of August 31, 2018 and May 31, 2018. The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the three months ended August 31, 2018 and 2017, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.
Included in Interest expense (income), net for the three months ended August 31, 2018 and 2017 was interest income related to the Company’s available-for-sale securities of $20 million and $11 million, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company’s portfolio. Changes in Level 3 investment assets were immaterial during the three months ended August 31, 2018 and the fiscal year ended May 31, 2018.
No transfers among levels within the fair value hierarchy occurred during the three months ended August 31, 2018 and the fiscal year ended May 31, 2018.
For additional information related to the Company’s derivative financial instruments, refer to Note 9 — Risk Management and Derivatives. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value.
As of August 31, 2018 and May 31, 2018, assets or liabilities required to be measured at fair value on a non-recurring basis were immaterial.
Financial Assets and Liabilities Not Recorded at Fair Value
The Company’s Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $3,301 million at August 31, 2018 and $3,294 million at May 31, 2018.
For fair value information regarding Notes payable, refer to Note 5 — Short-Term Borrowings and Credit Lines.

Note 5 — Short-Term Borrowings and Credit Lines
As of August 31, 2018, the Company had no outstanding borrowings under its $2 billion commercial paper program. As of May 31, 2018, $325 million of commercial paper was outstanding at a weighted average interest rate of 1.77%. These borrowings are included within Notes payable.
Due to the short-term nature of the borrowings, the carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

Note 6 — Income Taxes
The effective tax rate was 14.0% for the three months ended August 31, 2018 compared to 11.4% for the three months ended August 31, 2017. The Company’s effective tax rate for the current period reflects the impact of the new U.S. statutory rate and implemented provisions of the U.S. Tax Cuts and Jobs Act (the “Tax Act”).
The Company continued its analysis of the Tax Act during the first quarter of fiscal 2019. This resulted in no change to the provisional amounts recorded in fiscal 2018 related to the one-time transition tax on the deemed repatriation of undistributed foreign earnings and the remeasurement of deferred tax assets and liabilities. The Company will continue its analysis through the measurement period taking into consideration additional guidance provided by the U.S. Internal Revenue Service (IRS), U.S. Treasury Department, FASB or other standard setting and regulatory bodies. This may result in material adjustments to the provisional amounts.
As of August 31, 2018, total gross unrecognized tax benefits, excluding related interest and penalties, were $773 million, $526 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2018, total gross unrecognized tax benefits, excluding related interest and penalties, were $698 million. The liability for payment of interest and penalties decreased $8 million during the three months ended August 31, 2018. As of August 31, 2018 and May 31, 2018, accrued interest and penalties related to uncertain tax positions were $149 million and $157 million, respectively.
The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company has closed all U.S. federal income tax matters through fiscal 2014, with the exception of certain transfer pricing adjustments. The Company is currently under U.S. federal income tax examination for fiscal 2015 and 2016.
The Company’s major foreign jurisdictions, China and the Netherlands, have substantially concluded all income tax matters through calendar 2007 and fiscal 2012, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to approximately $210 million within the next 12 months.

Note 7 — Common Stock and Stock-Based Compensation
The authorized number of shares of Class A Common Stock, no par value, and Class B Common Stock, no par value, are 400 million and 2,400 million, respectively. Each share of Class A Common Stock is convertible into one share of Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors. There are no differences in the dividend and liquidation preferences or participation rights of the holders of Class A and Class B Common Stock. From time to time, the Company’s Board of Directors authorizes share repurchase programs for the repurchase of Class B Common Stock. The value of repurchased shares is deducted from Total shareholders’ equity through allocation to Capital in excess of stated value and Retained earnings.
The NIKE, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) provides for the issuance of up to 718 million previously unissued shares of Class B Common Stock in connection with equity awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards. The exercise price for stock options and stock appreciation rights may not be less than the fair market value of the underlying shares on the date of grant. A committee of the Board of Directors administers the Stock Incentive Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. The Company generally grants stock options and restricted stock on an annual basis. Substantially all awards outstanding under the Stock Incentive Plan vest ratably over four years, and for stock option grants, expire ten years from the date of grant.
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
The Company accounts for stock-based compensation for options granted under the Stock Incentive Plan and employees’ purchase rights under the ESPPs by estimating the fair value using the Black-Scholes option pricing model. The Company recognizes this fair value as Cost of sales or Operating overhead expense, as applicable, over the vesting period using the straight-line method.

The following table summarizes the Company’s total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	Three Months Ended August 31,
(In millions)	2018	2017
Stock options(1)	$20	$33
ESPPs	10	8
Restricted stock	11	9
TOTAL STOCK-BASED COMPENSATION EXPENSE	$41	$50

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $1 million and $3 million for the three months ended August 31, 2018 and 2017, respectively.

As of August 31, 2018, the Company had $187 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.1 years.
The weighted average fair value per share of the options granted during the three months ended August 31, 2018 and 2017, computed as of the grant date using the Black-Scholes pricing model, was $17.44 and $9.82, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	Three Months Ended August 31,
	2018	2017
Dividend yield	1.0%	1.2%
Expected volatility	19.7%	16.4%
Weighted average expected life (in years)	6.0	6.0
Risk-free interest rate	2.9%	2.0%
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

Note 8 — Earnings Per Share
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under ESPPs, to purchase an additional 3.1 million and 46.0 million shares of common stock outstanding for the three months ended August 31, 2018 and 2017, respectively, because the options were anti-dilutive.

	Three Months Ended August 31,
(In millions, except per share data)	2018	2017
Determination of shares:
Weighted average common shares outstanding	1,594.0	1,639.1
Assumed conversion of dilutive stock options and awards	40.4	37.8
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,634.4	1,676.9

Earnings per common share:
Basic	$0.69	$0.58
Diluted	$0.67	$0.57

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
The majority of derivatives outstanding as of August 31, 2018 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Japanese Yen/U.S. Dollar and British Pound/Euro currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.

The following table presents the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of August 31, 2018 and May 31, 2018. Refer to Note 4 — Fair Value Measurements for a description of how the financial instruments in the table below are valued.

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	August 31, 2018	May 31, 2018	Balance Sheet Location	August 31, 2018	May 31, 2018
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$207	$118	Accrued liabilities	$72	$156
Foreign exchange forwards and options	Deferred income taxes and other assets	128	152	Deferred income taxes and other liabilities	—	—
Total derivatives formally designated as hedging instruments		335	270		72	156
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	140	119	Accrued liabilities	27	26
Embedded derivatives	Prepaid expenses and other current assets	3	3	Accrued liabilities	3	2
Foreign exchange forwards and options	Deferred income taxes and other assets	1	—	Deferred income taxes and other liabilities	—	—
Embedded derivatives	Deferred income taxes and other assets	6	8	Deferred income taxes and other liabilities	9	6
Total derivatives not designated as hedging instruments		150	130		39	34
TOTAL DERIVATIVES		$485	$400		$111	$190
The following tables present the amounts in the Unaudited Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the three months ended August 31, 2018 and 2017:

	Three Months Ended August 31, 2018
(In millions)	Revenues	Cost of Sales	Demand Creation Expense	Other Expense (Income), Net	Interest Expense (Income), Net
Total	$9,948	$5,551	$964	$53	$11
Amount of gain (loss) on cash flow hedge activity	5	(44)	—	(9)	(2)

	Three Months Ended August 31, 2017
(In millions)	Revenues	Cost of Sales	Demand Creation Expense	Other Expense (Income), Net	Interest Expense (Income), Net
Total	$9,070	$5,108	$855	$18	$16
Amount of gain (loss) on cash flow hedge activity	2	45	—	2	(2)

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three months ended August 31, 2018 and 2017:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended August 31,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended August 31,
	2018	2017		2018	2017
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$16	$55	Revenues	$5	$2
Foreign exchange forwards and options	101	(277)	Cost of sales	(44)	45
Foreign exchange forwards and options	—	1	Demand creation expense	—	—
Foreign exchange forwards and options	26	(129)	Other expense (income), net	(9)	2
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(2)
Total designated cash flow hedges	$143	$(350)		$(50)	$47

(1)
For the three months ended August 31, 2018 and 2017, the amounts recorded in Other expense (income), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income, will be released through Interest expense (income), net over the term of the issued debt.

	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended August 31,
(In millions)	2018	2017
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$114	$(194)	Other expense (income), net
Embedded derivatives	(2)	(1)	Other expense (income), net
Cash Flow Hedges
All changes in fair value of derivatives designated as cash flow hedges are recorded in Accumulated other comprehensive income until Net income is affected by the variability of cash flows of the hedged transaction. Effective hedge results are classified in the Unaudited Condensed Consolidated Statements of Income in the same manner as the underlying exposure. Derivative instruments designated as cash flow hedges must be discontinued when it is no longer probable the forecasted hedged transaction will occur in the initially identified time period. The gains and losses associated with discontinued derivative instruments in Accumulated other comprehensive income will be recognized immediately in Other expense (income), net, if it is probable the forecasted hedged transaction will not occur by the end of the initially identified time period or within an additional two-month period thereafter. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will account for the derivative as an undesignated instrument as discussed below.
The purpose of the Company’s foreign exchange risk management program is to lessen both the positive and negative effects of currency fluctuations on the Company’s consolidated results of operations, financial position and cash flows. Foreign currency exposures the Company may elect to hedge in this manner include product cost exposures, non-functional currency denominated external and intercompany revenues, demand creation expenses, investments in U.S. Dollar-denominated available-for-sale debt securities and certain other intercompany transactions.
Product cost exposures are primarily generated through non-functional currency denominated product purchases and the foreign currency adjustment program described below. NIKE entities primarily purchase product in two ways: (1) Certain NIKE entities purchase product from the NIKE Trading Company (NTC), a wholly owned sourcing hub that buys NIKE branded product from third party factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the product to NIKE entities in their respective functional currencies. NTC sales to a NIKE entity with a different functional currency result in a foreign currency exposure for the NTC. (2) Other NIKE entities purchase product directly from third party factories in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.
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
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $9.9 billion as of August 31, 2018.

As of August 31, 2018, approximately $92 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of August 31, 2018, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions was 21 months.
Fair Value Hedges
The Company has, in the past, been exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The Company had no interest rate swaps designated as fair value hedges as of August 31, 2018.
Net Investment Hedges
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, are reported in Accumulated other comprehensive income along with the foreign currency translation adjustments on those investments. The Company had no outstanding net investment hedges as of August 31, 2018.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other expense (income), net, together with the re-measurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $6.9 billion as of August 31, 2018.
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
As of August 31, 2018, the total notional amount of embedded derivatives outstanding was approximately $315 million.
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
The Company’s derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of August 31, 2018, the Company was in compliance with all credit risk-related contingent features and had no derivative instruments with credit risk-related contingent features in a net liability position. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of August 31, 2018, the Company had $31 million of cash collateral received from various counterparties to its derivative contracts (refer to Note 4 — Fair Value Measurements). The Company considers the impact of the risk of counterparty default to be immaterial.

Note 10 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, for the three months ended August 31, 2018 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2018	$(173)	$17	$115	$(51)	$(92)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(128)	142	—	4	18
Reclassifications to net income of previously deferred (gains) losses(3)	—	51	—	(7)	44
Total other comprehensive income (loss)	(128)	193	—	(3)	62
Balance at August 31, 2018	$(301)	$210	$115	$(54)	$(30)

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $(1) million, $0 million, $0 million and $(1) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $1 million, $0 million, $0 million and $1 million, respectively.
The changes in Accumulated other comprehensive income, net of tax, for the three months ended August 31, 2017 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2017	$(191)	$(52)	$115	$(85)	$(213)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	22	(347)	—	(18)	(343)
Reclassifications to net income of previously deferred (gains) losses(3)	—	(48)	—	18	(30)
Total other comprehensive income (loss)	22	(395)	—	—	(373)
Balance at August 31, 2017	$(169)	$(447)	$115	$(85)	$(586)

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
The following table summarizes the reclassifications from Accumulated other comprehensive income to the Unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended August 31,
(In millions)	2018	2017
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$5	$2	Revenues
Foreign exchange forwards and options	(44)	45	Cost of sales
Foreign exchange forwards and options	(9)	2	Other expense (income), net
Interest rate swaps	(2)	(2)	Interest expense (income), net
Total before tax	(50)	47
Tax (expense) benefit	(1)	1
(Loss) gain net of tax	(51)	48
Gains (losses) on other	7	(18)	Other expense (income), net
Total before tax	7	(18)
Tax (expense) benefit	—	—
Gain (loss) net of tax	7	(18)
Total net (loss) gain reclassified for the period	$(44)	$30

Note 11 — Revenues
Nature of Revenues
Revenue transactions associated with the sale of NIKE Brand footwear, apparel and equipment, as well as Converse products, comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or direct to consumer channels. The Company satisfies the performance obligation and records revenues when transfer of control has passed to the customer, based on the terms of sale. A customer is considered to have control once they’re able to direct the use and receive substantially all of the benefits of the product. Transfer of control passes to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control passes to retail store customers at the time of sale and to digital commerce customers upon shipment. The transaction price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment terms for wholesale transactions depend on the country of sale or agreement with the customer, and payment is generally required within 90 days or less of shipment or receipt by the wholesale customer. Payment is due at the time of sale for retail store and digital commerce transactions. At August 31, 2018, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. Consideration for trademark licensing contracts is earned through sales-based or usage-based royalty arrangements and the associated revenues are recognized over the license period. Licensing revenues for the first quarter of fiscal 2019 were immaterial and are included in the results for the NIKE Brand geographic operating segments, Global Brand Divisions and Converse.
Taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction, and are collected by the Company from a customer, are excluded from Revenues and Cost of sales in the Unaudited Condensed Consolidated Statements of Income. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost as incurred, and are included in Cost of sales.
Disaggregation of Revenues
The following table presents the Company’s revenues disaggregated by reportable operating segment, major product lines and by distribution channel for the three months ended August 31, 2018:

	North America	Europe, Middle East & Africa	Greater China	Asia Pacific & Latin America	Global Brand Divisions	Total NIKE Brand	Converse	Corporate	Total NIKE, Inc.
(In millions)
Revenues by:
Footwear	$2,555	$1,642	$958	$881	$—	$6,036	$461	$—	$6,497
Apparel	1,407	830	380	332	—	2,949	30	—	2,979
Equipment	183	135	41	57	—	416	8	—	424
Other(1)	—	—	—	—	16	16	28	4	48
TOTAL REVENUES	$4,145	$2,607	$1,379	$1,270	$16	$9,417	$527	$4	$9,948
Revenues by:
Sales to Wholesale Customers	$2,829	$1,916	$871	$934	$—	$6,550	$366	$—	$6,916
Sales through Direct to Consumer	1,316	691	508	336	—	2,851	133	—	2,984
Other(1)	—	—	—	—	16	16	28	4	48
TOTAL REVENUES	$4,145	$2,607	$1,379	$1,270	$16	$9,417	$527	$4	$9,948

(1)
Other revenues for Global Brand Divisions and Converse are primarily attributable to licensing businesses. Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through the Company’s central foreign exchange risk management program.

Sales-related Reserves
Consideration promised in the Company’s contracts with customers includes a variable amount related to anticipated sales returns, discounts and miscellaneous claims from customers. This variable consideration is estimated and recorded as a reduction to Revenues and as Accrued liabilities at the time revenues are recognized. The estimated cost of inventory for product returns is recorded in Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets.
The provision for anticipated sales returns consists of both contractual return rights and discretionary authorized returns. Provisions for post-invoice sales discounts consist of both contractual programs and discretionary discounts that are expected to be granted at a later date.
Estimates of discretionary authorized returns, discounts and claims are based on (1) historical rates, (2) specific identification of outstanding returns not yet received from customers and outstanding discounts and claims and (3) estimated returns, discounts and claims expected, but not yet finalized with customers. Actual returns, discounts and claims in any future period are inherently uncertain and thus may differ from estimates recorded. If actual or expected future returns, discounts or claims were significantly greater or lower than the reserves established, a reduction or increase to net revenues would be recorded in the period in which such determination was made. At August 31, 2018, the Company’s sales-related reserve balance, which includes returns, post-invoice sales discounts and miscellaneous claims was 1,048 million and recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. The estimated cost of inventory for expected product returns was $367 million and recorded within Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets. At May 31, 2018, the Company’s sales-related reserve balance, which includes returns, post-invoice sales discounts and miscellaneous claims, was $675 million, net of the estimated cost of inventory for product returns, and recognized as a reduction in Accounts receivable, net on the Condensed Consolidated Balance Sheets.

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

	Three Months Ended August 31,
(In millions)	2018	2017
REVENUES
North America	$4,145	$3,924
Europe, Middle East & Africa	2,607	2,344
Greater China	1,379	1,108
Asia Pacific & Latin America	1,270	1,189
Global Brand Divisions	16	20
Total NIKE Brand	9,417	8,585
Converse	527	483
Corporate	4	2
TOTAL NIKE, INC. REVENUES	$9,948	$9,070
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,077	$1,002
Europe, Middle East & Africa	501	451
Greater China	502	394
Asia Pacific & Latin America	323	260
Global Brand Divisions	(818)	(675)
Total NIKE Brand	1,585	1,432
Converse	98	89
Corporate	(402)	(433)
Total NIKE, Inc. Earnings Before Interest and Taxes	1,281	1,088
Interest expense (income), net	11	16
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,270	$1,072

	As of August 31,	As of May 31,
(In millions)	2018	2018
ACCOUNTS RECEIVABLE, NET(1)
North America	$1,650	$1,443
Europe, Middle East & Africa	1,233	870
Greater China	280	101
Asia Pacific & Latin America	753	720
Global Brand Divisions	118	102
Total NIKE Brand	4,034	3,236
Converse	273	240
Corporate	23	22
TOTAL ACCOUNTS RECEIVABLE, NET	$4,330	$3,498
INVENTORIES
North America	$2,214	$2,270
Europe, Middle East & Africa	1,310	1,433
Greater China	652	580
Asia Pacific & Latin America	714	687
Global Brand Divisions	91	91
Total NIKE Brand	4,981	5,061
Converse	239	268
Corporate	7	(68)
TOTAL INVENTORIES	$5,227	$5,261
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$835	$848
Europe, Middle East & Africa	867	849
Greater China	238	256
Asia Pacific & Latin America	324	339
Global Brand Divisions	599	597
Total NIKE Brand	2,863	2,889
Converse	112	115
Corporate	1,512	1,450
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,487	$4,454

(1)
Accounts receivable, net as of August 31, 2018 reflects the Company’s fiscal 2019 adoption of Topic 606. Refer to Note 1 — Summary of Significant Accounting Policies for additional information on the adoption of the new standard.

Note 13 — Commitments and Contingencies
As of August 31, 2018, the Company had letters of credit outstanding totaling $169 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
NIKE designs, develops, markets and sells athletic footwear, apparel, equipment, accessories and services worldwide. We are the largest seller of athletic footwear and apparel in the world. We sell our products through NIKE-owned retail stores and through digital platforms (which we refer to collectively as our “NIKE Direct” operations), to retail accounts and a mix of independent distributors, licensees and sales representatives in virtually all countries around the world. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment and accessories businesses. Our strategy is to achieve long-term revenue growth by creating innovative, “must have” products, building deep personal consumer connections with our brands and delivering compelling consumer experiences through digital platforms and at retail. In fiscal 2018, we introduced the Consumer Direct Offense, a new company alignment designed to allow NIKE to better serve the consumer more personally, at scale. Through the Consumer Direct Offense, we are focusing on our Triple Double strategy, with the objective of doubling the impact of innovation, increasing our speed to market and direct connections with consumers.
For the first quarter of fiscal 2019, NIKE, Inc. Revenues increased 10% to $9.9 billion compared to $9.1 billion for the first quarter of fiscal 2018. On a currency-neutral basis, Revenues increased 9%. Net income was $1,092 million and diluted earnings per common share was $0.67 compared to Net income of $950 million and diluted earnings per common share of $0.57 for the first quarter of fiscal 2018.
Income before income taxes increased 18% compared to the first quarter of fiscal 2018, primarily driven by revenue growth, selling and administrative expense leverage and gross margin expansion. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, delivered 10% revenue growth on both a reported and currency-neutral basis. On a currency-neutral basis, the growth in NIKE Brand revenues was driven by higher revenues across all geographies and growth in nearly every category, led by Sportswear. Revenues for Converse increased 9% and 7% on a reported and currency-neutral basis, respectively, primarily due to higher revenues in Europe and Asia.
Our effective tax rate was 14.0% for the first quarter of fiscal 2019 compared to 11.4% for the first quarter of fiscal 2018, reflecting the impact of the new U.S. statutory rate and implemented provisions of the U.S. Tax Cuts and Jobs Act.
Diluted earnings per common share reflects a 3% decline in the diluted weighted average common shares outstanding compared to the first quarter of fiscal 2018, primarily driven by our share repurchase program.
While foreign currency markets remain volatile, partly as a result of global trade uncertainty and geopolitical dynamics, we continue to see opportunities to drive future growth and profitability and remain committed to effectively managing our business to achieve our financial goals over the long-term by executing against the operational strategies outlined above.
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

Results of Operations

	Three Months Ended August 31,
(Dollars in millions, except per share data)	2018	2017	% Change
Revenues	$9,948	$9,070	10%
Cost of sales	5,551	5,108	9%
Gross profit	4,397	3,962	11%
Gross margin	44.2%	43.7%
Demand creation expense	964	855	13%
Operating overhead expense	2,099	2,001	5%
Total selling and administrative expense	3,063	2,856	7%
% of revenues	30.8%	31.5%
Interest expense (income), net	11	16	—
Other expense (income), net	53	18	—
Income before income taxes	1,270	1,072	18%
Income tax expense	178	122	46%
Effective tax rate	14.0%	11.4%
NET INCOME	$1,092	$950	15%
Diluted earnings per common share	$0.67	$0.57	18%

Consolidated Operating Results
Revenues

	Three Months Ended August 31,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$6,036	$5,493	10%	10%
Apparel	2,949	2,652	11%	11%
Equipment	416	420	-1%	-1%
Global Brand Divisions(2)	16	20	-20%	-27%
TOTAL NIKE BRAND	9,417	8,585	10%	10%
Converse	527	483	9%	7%
Corporate(3)	4	2	—	—
TOTAL NIKE, INC. REVENUES	$9,948	$9,070	10%	9%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,550	$6,030	9%	9%
Sales through NIKE Direct	2,851	2,535	12%	12%
Global Brand Divisions(2)	16	20	-20%	-27%
TOTAL NIKE BRAND REVENUES	$9,417	$8,585	10%	10%

(1)
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

On a currency-neutral basis, NIKE, Inc. Revenues grew 9% for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Revenue growth was broad-based across all NIKE Brand geographies and Converse. Greater China contributed approximately 3 percentage points of the increase in NIKE, Inc. Revenues for the first quarter of fiscal 2019, while Europe, Middle East & Africa (EMEA); North America; and Asia Pacific & Latin America (APLA) each contributed approximately 2 percentage points.

Currency-neutral NIKE Brand footwear revenues increased 10% for the first quarter of fiscal 2019, primarily due to growth in our Sportswear category and, to a lesser extent, Running. Unit sales of footwear increased 8% and higher average selling price (ASP) per pair contributed approximately 2 percentage points of footwear revenue growth due to higher ASPs from full-price sales, on a wholesale-equivalent basis, and NIKE Direct sales.
For the first quarter of fiscal 2019, currency-neutral NIKE Brand apparel revenues grew 11%, reflecting growth in all key categories, most notably Sportswear, NIKE Basketball and Football (Soccer). Unit sales of apparel increased 7% and higher ASP per unit contributed approximately 4 percentage points of apparel revenue growth driven by higher full-price and NIKE Direct ASPs.
On a reported basis, NIKE Direct revenues represented approximately 30% of our total NIKE Brand revenues for both the first quarter of fiscal 2019 and fiscal 2018. Digital commerce sales were $770 million for the first quarter of fiscal 2019 compared to $567 million for the first quarter of fiscal 2018, and represented approximately 27% and 22% of our total NIKE Direct revenues for the first quarter of fiscal 2019 and fiscal 2018, respectively. On a currency-neutral basis, NIKE Direct revenues increased 12% for the first quarter of fiscal 2019, driven by strong digital commerce sales growth of 34%, comparable store sales growth of 3% and the addition of new stores. Comparable store sales, which exclude digital commerce sales, comprises revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year.
Gross Margin

	Three Months Ended August 31,
(Dollars in millions)	2018	2017	% Change
Gross profit	$4,397	$3,962	11%
Gross margin	44.2%	43.7%	50 bps
For the first quarter of fiscal 2019, our consolidated gross margin was 50 basis points higher than the first quarter of fiscal 2018, primarily reflecting the following factors:

•	Higher NIKE Brand full-price ASP, net of discounts, on a wholesale equivalent basis, (increasing gross margin approximately 100 basis points);

•	Favorable full-price sales mix (increasing gross margin approximately 30 basis points), reflecting reduced promotional activity;

•	Improved margin in our NIKE Direct business (increasing gross margin approximately 20 basis points); and

•	Higher NIKE Brand product costs, on a wholesale equivalent basis, (decreasing gross margin approximately 80 basis points) driven by product mix.
Total Selling and Administrative Expense

	Three Months Ended August 31,
(Dollars in millions)	2018	2017	% Change
Demand creation expense(1)	$964	$855	13%
Operating overhead expense	2,099	2,001	5%
Total selling and administrative expense	$3,063	$2,856	7%
% of revenues	30.8%	31.5%	(70) bps

(1)
Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary product, television, digital and print advertising and media costs, brand events and retail brand presentation.

Demand creation expense increased 13% for the first quarter of fiscal 2019, primarily reflecting higher sports marketing costs, as well as higher advertising and marketing expenses to support key brand and sporting events. Changes in foreign currency exchange rates increased Demand creation expense by approximately 1 percentage point for the first quarter of fiscal 2019.
Operating overhead expense increased 5% for the first quarter of fiscal 2019, primarily driven by continued investments in our growing NIKE Direct business and higher wage-related costs, in part to support Consumer Direct Offense initiatives. The increase in operating overhead expense was partially offset by the one-time wage-related costs in the first half of fiscal 2018 associated with our organizational realignment, which did not occur in fiscal 2019. Changes in foreign currency exchange rates had an insignificant impact on Operating overhead expense for the first quarter of fiscal 2019.
Other Expense (Income), Net

	Three Months Ended August 31,
(In millions)	2018	2017
Other expense (income), net	$53	$18
Other expense (income), net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the first quarter of fiscal 2019, Other expense (income), net increased to $53 million of other expense, net from $18 million of other expense, net in the prior year, primarily due to a $39 million net detrimental change in foreign currency conversion gains and losses, including hedges.

We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other expense (income), net had an unfavorable impact of approximately $9 million on our Income before income taxes for the first quarter of fiscal 2019.
Income Taxes

	Three Months Ended August 31,
	2018	2017	% Change
Effective tax rate	14.0%	11.4%	260	bps
Our effective tax rate was 14.0% for the first quarter of fiscal 2019. The increase in the effective tax rate was driven by the impacts of the new U.S. statutory rate and implemented provisions of the Tax Cuts and Jobs Act.

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

The breakdown of revenues is as follows:

	Three Months Ended August 31,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes(1)
North America	$4,145	$3,924	6%	6%
Europe, Middle East & Africa	2,607	2,344	11%	9%
Greater China	1,379	1,108	24%	20%
Asia Pacific & Latin America	1,270	1,189	7%	14%
Global Brand Divisions(2)	16	20	-20%	-27%
TOTAL NIKE BRAND	9,417	8,585	10%	10%
Converse	527	483	9%	7%
Corporate(3)	4	2	—	—
TOTAL NIKE, INC. REVENUES	$9,948	$9,070	10%	9%

(1)
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
The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended August 31,
(Dollars in millions)	2018	2017	% Change
North America	$1,077	$1,002	7%
Europe, Middle East & Africa	501	451	11%
Greater China	502	394	27%
Asia Pacific & Latin America	323	260	24%
Global Brand Divisions	(818)	(675)	-21%
TOTAL NIKE BRAND	1,585	1,432	11%
Converse	98	89	10%
Corporate	(402)	(433)	7%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES	1,281	1,088	18%
Interest expense (income), net	11	16	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,270	$1,072	18%

North America

	Three Months Ended August 31,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,555	$2,434	5%	5%
Apparel	1,407	1,299	8%	8%
Equipment	183	191	-4%	-4%
TOTAL REVENUES	$4,145	$3,924	6%	6%
Revenues by:
Sales to Wholesale Customers	$2,829	$2,689	5%	5%
Sales through NIKE Direct	1,316	1,235	7%	7%
TOTAL REVENUES	$4,145	$3,924	6%	6%
EARNINGS BEFORE INTEREST AND TAXES	$1,077	$1,002	7%

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
For the first quarter of fiscal 2019, North America revenues increased 6% with growth in several key categories, led by Sportswear. NIKE Direct revenues increased 7% as growth in digital commerce sales and the addition of new stores more than offset a 2% decline in comparable store sales.
Footwear revenues increased 5% for the first quarter of fiscal 2019, primarily driven by growth in Sportswear. Unit sales of footwear increased 2%, while higher ASP per pair contributed approximately 3 percentage points of footwear revenue growth, primarily due to higher full-price ASPs, reflecting lower discounts.
The 8% increase in apparel revenues for the first quarter of fiscal 2019 was attributable to growth in nearly all key categories, led by Sportswear and NIKE Basketball. Unit sales of apparel increased 7% and higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth. The increase in ASP per unit was primarily attributable to higher full-price ASP, reflecting lower discounts.
EBIT increased 7% for the first quarter of fiscal 2019, driven by revenue growth, selling and administrative expense leverage and slight gross margin expansion. Gross margin increased 20 basis points as higher full-price ASP resulting from lower discounts and, to a lesser extent, favorable full-price mix more than offset higher product costs. Selling and administrative expense grew due to higher demand creation expense, primarily resulting from higher sports marketing and advertising costs. Operating overhead expense was largely unchanged as continued investments in NIKE Direct were offset by lower wage-related expenses.

Europe, Middle East & Africa

	Three Months Ended August 31,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,642	$1,471	12%	10%
Apparel	830	743	12%	10%
Equipment	135	130	4%	3%
TOTAL REVENUES	$2,607	$2,344	11%	9%
Revenues by:
Sales to Wholesale Customers	$1,916	$1,722	11%	10%
Sales through NIKE Direct	691	622	11%	9%
TOTAL REVENUES	$2,607	$2,344	11%	9%
EARNINGS BEFORE INTEREST AND TAXES	$501	$451	11%
On a currency-neutral basis, EMEA revenues grew 9% for the first quarter of fiscal 2019, driven by balanced growth across all territories. Revenues increased in every key category, led by strong growth in Sportswear. NIKE Direct revenues increased 9%, driven by strong digital commerce sales growth, comparable store sales growth of 4% and the addition of new stores.
Currency-neutral footwear revenue grew 10% for the first quarter of fiscal 2019, driven by higher revenues in several key categories, led by Sportswear. Unit sales of footwear increased 9% and higher ASP per pair contributed approximately 1 percentage point of footwear revenue growth. Higher ASP per pair was due to higher full-price and NIKE Direct ASPs, as well as favorable full-price mix.
The 10% increase in currency-neutral apparel revenues for the first quarter of fiscal 2019 was due to growth in nearly all key categories, most notably Sportswear and Football (Soccer). Unit sales of apparel increased 4% and higher ASP per unit contributed approximately 6 percentage points of apparel revenue growth, driven by higher full-price and NIKE Direct ASPs.
On a reported basis, EBIT increased 11% for the first quarter of fiscal 2019, primarily due to strong revenue growth. Gross margin was largely unchanged, contracting 10 basis points as higher full-price ASP was more than offset by higher product costs. Selling and administrative expense was leveraged, despite higher demand creation and operating overhead expenses. The increase in demand creation expense was primarily driven by higher sports marketing costs while operating overhead expense increased due to continued investments in our growing NIKE Direct business.
Greater China

	Three Months Ended August 31,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$958	$761	26%	22%
Apparel	380	309	23%	19%
Equipment	41	38	8%	2%
TOTAL REVENUES	$1,379	$1,108	24%	20%
Revenues by:
Sales to Wholesale Customers	$871	$730	19%	15%
Sales through NIKE Direct	508	378	34%	30%
TOTAL REVENUES	$1,379	$1,108	24%	20%
EARNINGS BEFORE INTEREST AND TAXES	$502	$394	27%
On a currency-neutral basis, Greater China revenues increased 20% for the first quarter of fiscal 2019, driven by higher revenues in nearly all key categories, led by Sportswear and, to a lesser extent, Running, the Jordan Brand and NIKE Basketball. NIKE Direct revenues increased 30%, fueled by strong digital commerce sales growth, comparable store sales growth of 18% and the addition of new stores.
The currency-neutral increase in footwear revenues of 22% for the first quarter of fiscal 2019 was attributable to growth in nearly all key categories, most notably Sportswear, Running, the Jordan Brand and NIKE Basketball. Unit sales of footwear increased 23%, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was driven by lower full-price ASP, which was only partially offset by the favorable impact of growth in our NIKE Direct business.
Currency-neutral apparel revenue grew 19% for the first quarter of fiscal 2019, driven by higher revenues in all key categories, led by Sportswear and NIKE Basketball. Unit sales of apparel increased 16%, while higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth as higher NIKE Direct ASP was only partially offset by lower full-price ASP.

On a reported basis, EBIT grew 27% for the first quarter of fiscal 2019, driven by strong revenue growth and, to a lesser extent, gross margin expansion and selling and administrative expense leverage. Gross margin increased 30 basis points primarily due to higher margin in our NIKE Direct business. Demand creation expense increased due to higher advertising and marketing costs, as well as higher retail brand presentation costs. Operating overhead expense grew primarily due to investments in our NIKE Direct business, as well as higher wage-related expense.
Asia Pacific & Latin America

	Three Months Ended August 31,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$881	$827	7%	14%
Apparel	332	301	10%	18%
Equipment	57	61	-7%	-1%
TOTAL REVENUES	$1,270	$1,189	7%	14%
Revenues by:
Sales to Wholesale Customers	$934	$889	5%	13%
Sales through NIKE Direct	336	300	12%	18%
TOTAL REVENUES	$1,270	$1,189	7%	14%
EARNINGS BEFORE INTEREST AND TAXES	$323	$260	24%
On a currency-neutral basis, APLA revenues for the first quarter of fiscal 2019 increased 14%, driven by higher revenues in every territory, most notably Korea and Brazil, which grew 19% and 25%, respectively. Revenues increased in every key category, most notably Sportswear. NIKE Direct revenues grew 18%, fueled by higher digital commerce sales, comparable store sales growth of 7% and the addition of new stores.
The increase in currency-neutral footwear revenues of 14% for the first quarter of fiscal 2019 was attributable to growth in nearly all key categories, led by Sportswear. Unit sales of footwear increased 9% and higher ASP per pair contributed approximately 5 percentage points of footwear revenue growth, driven by higher full-price and NIKE Direct ASPs.
Currency-neutral apparel revenues grew 18% for the first quarter of fiscal 2019, driven by higher revenues in nearly all key categories, most notably Sportswear and Football (Soccer). Unit sales of apparel increased 9% and higher ASP per unit contributed approximately 9 percentage points of apparel revenue growth, primarily due to higher full-price and NIKE Direct ASPs.
On a reported basis, EBIT increased 24% for the first quarter of fiscal 2019 due to revenue growth, gross margin expansion and selling and administrative expense leverage. Gross margin expanded 240 basis points as higher full-price ASP, expansion in NIKE Direct and off-price margins, and favorable full-price mix more than offset higher product costs. Selling and administrative expense increased slightly as higher demand creation expense was partially offset by lower operating overhead. Demand creation expense increased primarily due to higher sports marketing and retail brand presentation costs. Operating overhead decreased as lower wage-related costs were only partially offset by continued investments in our NIKE Direct business.
Global Brand Divisions

	Three Months Ended August 31,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes
Revenues	$16	$20	-20%	-27%
(Loss) Before Interest and Taxes	$(818)	$(675)	21%
Global Brand Divisions primarily represent demand creation, operating overhead and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Global Brand Divisions’ loss before interest and taxes increased 21% for the first quarter of fiscal 2019 primarily due to higher operating overhead and demand creation expenses. Operating overhead grew as a result of higher administrative and wage-related costs, in part to support Consumer Direct Offense initiatives. The increase in operating overhead expense was partially offset by the one-time wage-related costs in the first half of fiscal 2018 associated with our organizational realignment, which did not occur in fiscal 2019. Demand creation expense increased primarily due to higher sports marketing costs, partially offset by lower advertising and marketing costs.

Converse

	Three Months Ended August 31,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes
Revenues	$527	$483	9%	7%
Earnings Before Interest and Taxes	$98	$89	10%
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
On a currency-neutral basis, Converse revenues increased 7% for the first quarter of fiscal 2019. Comparable direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years) grew 7%, contributing approximately 6 percentage points of total Converse revenue growth. Comparable direct distribution market unit sales increased 1% for the first quarter of fiscal 2019, while higher ASP per unit contributed approximately 6 percentage points of direct distribution markets revenue growth. On a territory basis, the increase in comparable direct distribution markets revenues was primarily attributable to revenue growth in Europe and Asia. Conversion of markets from licensed to direct distribution had no impact on total Converse revenues for the first quarter of fiscal 2019, while revenues from comparable licensed markets grew 10%, contributing approximately 1 percentage point of total Converse revenue growth. The increase in comparable licensed markets revenues was driven by revenue growth in Asia.
Reported EBIT for Converse increased 10% for the first quarter of fiscal 2019, driven by higher revenues and gross margin expansion, partially offset by higher selling and administrative expense as a percent of revenues. For the first quarter of fiscal 2019, gross margin increased 160 basis points due to higher full-price ASP, improved full-price mix and favorable standard foreign currency exchange rates, partially offset by higher product costs. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Higher operating overhead expense was primarily a result of continued investment in our direct to consumer business, as well as higher administrative and wage-related costs. Higher demand creation expense was due to increased advertising costs.
Corporate

	Three Months Ended August 31,
(Dollars in millions)	2018	2017	% Change
Revenues	$4	$2	—
(Loss) Before Interest and Taxes	$(402)	$(433)	-7%
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
Corporate’s loss before interest and taxes decreased $31 million for the first quarter of fiscal 2019, primarily due to the following:

•
a favorable change of $88 million largely due to lower operating overhead compared to one-time wage-related costs in the prior year associated with our organizational realignment in the first half of fiscal 2018;

•
a detrimental change in net foreign currency gains and losses of $29 million related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other expense (income), net; and

•
a detrimental change of $28 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin.

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

In both purchasing scenarios, a weaker U.S. Dollar reduces inventory costs incurred by NIKE whereas a stronger U.S. Dollar increases its cost.

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
Translational Exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income within Shareholders’ equity. In the translation of our Unaudited Condensed Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $29 million and a detriment of approximately $36 million for the three months ended August 31, 2018 and 2017, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $30 million and a detriment of approximately $10 million for the three months ended August 31, 2018 and 2017, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Argentina subsidiary within our APLA operating segment is now operating in a hyper-inflationary market. As a result, the functional currency of our Argentina subsidiary will change from the local currency to the U.S. Dollar. Beginning in the second quarter of fiscal 2019, the non-U.S. Dollar denominated monetary assets and liabilities of the subsidiary will now be subject to re-measurement and recorded in Other expense (income), net, within the Unaudited Condensed Consolidated Statements of Income. Although we continue to evaluate the impact, at current rates, we do not anticipate the re-measurement to have a material impact on our results of operations or financial condition.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other expense (income), net had an unfavorable impact of approximately $9 million on our Income before income taxes for the three months ended August 31, 2018.
Net Investments in Foreign Subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments, and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for as net investment hedges in accordance with U.S. GAAP. There were no outstanding net investment hedges as of August 31, 2018 and 2017. There were no cash flows from net investment hedge settlements for the three months ended August 31, 2018 and 2017.

Liquidity and Capital Resources
Cash Flow Activity
Cash provided by operations was $1,301 million for the first three months of fiscal 2019 compared to $575 million for the first three months of fiscal 2018. Net income, adjusted for non-cash items, generated $1,498 million of operating cash flows for the first three months of fiscal 2019, compared to $1,107 million for the first three months of fiscal 2018. The net change in working capital and other assets and liabilities resulted in a decrease of $197 million during the period, compared to a decrease of $532 for fiscal 2018. The net change in working capital was partly impacted by the net change in cash collateral with derivative counterparties as a result of hedging transactions. During the first three months of fiscal 2019, we received cash collateral of $8 million, as compared to posting net cash collateral of $273 million during the first three months of fiscal 2018. Refer to the Credit Risk section of Note 9 — Risk Management and Derivatives for additional detail. Also impacting the change in working capital was a $193 million increase in Accounts receivable, net, driven by revenue growth.
Cash used by investing activities was $333 million for the first three months of fiscal 2019 compared to $12 million for the first three months of fiscal 2018. The primary driver of the change was a decrease in net sales/maturities of short-term investments (including sales, maturities and purchases) to $6 million for the first three months of fiscal 2019 from $258 million for the first three months of fiscal 2018.
Cash used by financing activities was $1,832 million for the first three months of fiscal 2019 compared to $998 million for the first three months of fiscal 2018. The increase in Cash used by financing activities was primarily driven by higher share repurchases during the first three months of fiscal 2019 compared to the first three months of fiscal 2018 and, to a lesser extent, repayment of Notes payable during the first three months of fiscal 2019.

During the first three months of fiscal 2019, we repurchased 17.8 million shares of NIKE’s Class B Common Stock for $1,381 million (an average price of $77.64 per share) under the four-year, $12 billion share repurchase program approved by the Board of Directors in November 2015. As of August 31, 2018, we had repurchased 167.2 million shares at a cost of approximately $10,085 million (an average price of $60.31 per share) under this program. Although the timing and number of shares purchased will be dictated by our capital needs and stock market conditions, we currently anticipate completing this repurchase program during fiscal 2019. In June 2018, our Board of Directors approved a new four-year, $15 billion program to repurchase shares of NIKE’s Class B Common Stock, which we anticipate will commence at the completion of our current program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt.
Capital Resources
On July 21, 2016, we filed a shelf registration statement (the “Shelf”) with the SEC which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 21, 2019. For additional detail refer to Note 8 — Long Term Debt in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.
On August 28, 2015, we entered into a committed credit facility agreement with a syndicate of banks, which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one-year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. As of and for the three months ended August 31, 2018, we had no amounts outstanding under the committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively. If our long-term debt ratings were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt ratings were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, as well as limits on the indebtedness we can incur relative to our net worth. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of August 31, 2018, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $2 billion commercial paper program. On June 1, 2018, we repaid $325 million of commercial paper outstanding and had no additional borrowings under this program as of and for the three months ended August 31, 2018. We may continue to issue commercial paper or other debt securities during fiscal 2019 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.
To date, in fiscal 2019, we have not experienced difficulty accessing the credit markets or incurred higher interest costs; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of August 31, 2018, we had cash, cash equivalents and short-term investments totaling $4.3 billion, consisting primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of August 31, 2018, the average duration of our cash equivalents and short-term investments portfolio was 30 days.
We believe that existing cash, cash equivalents, short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.
Contractual Obligations
There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.
Off-Balance Sheet Arrangements
As of August 31, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The following critical accounting policy has changed from our most recent Annual Report on Form 10-K. Refer also to Note 1 — Summary of Significant Accounting Policies for additional information on the adoption of Topic 606.
Revenue Recognition
Revenue transactions associated with the sale of NIKE Brand footwear, apparel and equipment, as well as Converse products, comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or direct to consumer channels. We satisfy the performance obligation and record revenues when transfer of control has passed to the customer, based on the terms of sale. A customer is considered to have control once they’re able to direct the use and receive substantially all of the benefits of the product. Transfer of control passes to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control passes to retail store customers at the time of sale and to digital commerce customers upon shipment. The transaction price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment terms for wholesale transactions depend on the country of sale or agreement with the customer and payment is generally required within 90 days or less of shipment or receipt by the wholesale customer. Payment is due at the time of sale for retail store and digital commerce transactions.
As part of our revenue recognition policy, consideration promised in our contracts with customers includes a variable amount related to anticipated sales returns, discounts and miscellaneous claims from customers. This variable consideration is estimated and recorded as a reduction to Revenues and as Accrued liabilities at the time revenues are recognized. The estimated cost of inventory for returned product related to anticipated sales returns is recorded in Prepaid expenses and other current assets.
The provision for anticipated sales returns consists of both contractual return rights and discretionary authorized returns. Provisions for post-invoice sales discounts consist of both contractual programs and discretionary discounts that are expected to be granted at a later date.
Estimates of discretionary authorized returns, discounts and claims are based on (1) historical rates, (2) specific identification of outstanding returns not yet received from customers and outstanding discounts and claims and (3) estimated returns, discounts and claims expected, but not yet finalized with customers. Actual returns, discounts and claims in any future period are inherently uncertain and thus may differ from estimates recorded. If actual or expected future returns, discounts or claims were significantly greater or lower than the reserves established, a reduction or increase to net revenues would be recorded in the period in which such determination was made.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.
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
We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2018.
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
There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Special Note Regarding Forward-Looking
Statements and Analyst Reports
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the Securities and Exchange Commission, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; difficulties in implementing, operating and maintaining NIKE’s increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials, labor and energy used to manufacture products; new product development and introduction; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE’s debt ratings; changes in business strategy or development plans; general risks associated with doing business outside of the United States, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the impact of recent U.S. tax reform legislation on our results of operations; the political impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade and immigration regulations or policies; changes in government regulations; the impact of, including business and legal developments relating to, climate change and natural disasters; litigation, regulatory proceedings and other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to personnel; the effects of NIKE’s decision to invest in or divest of businesses and other factors referenced or incorporated by reference in this report and other reports.
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

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.
ITEM 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2015, the Board of Directors approved a four-year, $12 billion share repurchase program. As of August 31, 2018, the Company had repurchased 167.2 million shares at an average price of $60.31 per share for a total approximate cost of $10.1 billion under this program. The Company intends to use excess cash, future cash from operations and/or proceeds from debt to fund repurchases.
The following table presents a summary of share repurchases made by NIKE under this program during the quarter ended August 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
June 1 — June 30, 2018	4,874,050	$74.15	4,874,050	$2,935
July 1 — July 31, 2018	5,865,000	$77.02	5,865,000	$2,483
August 1 — August 31, 2018	7,043,452	$80.58	7,043,452	$1,915
	17,782,502	$77.64	17,782,502

ITEM 6. Exhibits
(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 17, 2017).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
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
DATED: October 5, 2018