Form 10-Q
period 2018-11-30
NIKE INC
filed 2019-01-08
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of January 3, 2019 were:

Class A	315,024,752
Class B	1,258,772,793
1,573,797,545

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	November 30,	May 31,
(In millions)	2018	2018
ASSETS
Current assets:
Cash and equivalents	$3,423	$4,249
Short-term investments	618	996
Accounts receivable, net	4,346	3,498
Inventories	5,388	5,261
Prepaid expenses and other current assets	1,791	1,130
Total current assets	15,566	15,134
Property, plant and equipment, net	4,588	4,454
Identifiable intangible assets, net	284	285
Goodwill	154	154
Deferred income taxes and other assets	2,085	2,509
TOTAL ASSETS	$22,677	$22,536
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6	$6
Notes payable	9	336
Accounts payable	2,574	2,279
Accrued liabilities	4,478	3,269
Income taxes payable	211	150
Total current liabilities	7,278	6,040
Long-term debt	3,466	3,468
Deferred income taxes and other liabilities	3,204	3,216
Commitments and contingencies (Note 13)
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 315 and 329 shares outstanding	—	—
Class B — 1,262 and 1,272 shares outstanding	3	3
Capital in excess of stated value	6,707	6,384
Accumulated other comprehensive income (loss)	209	(92)
Retained earnings	1,810	3,517
Total shareholders’ equity	8,729	9,812
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,677	$22,536
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions, except per share data)	2018	2017	2018	2017
Revenues	$9,374	$8,554	$19,322	$17,624
Cost of sales	5,269	4,876	10,820	9,984
Gross profit	4,105	3,678	8,502	7,640
Demand creation expense	910	877	1,874	1,732
Operating overhead expense	2,232	1,891	4,331	3,892
Total selling and administrative expense	3,142	2,768	6,205	5,624
Interest expense (income), net	14	13	25	29
Other (income) expense, net	(48)	18	5	36
Income before income taxes	997	879	2,267	1,951
Income tax expense	150	112	328	234
NET INCOME	$847	$767	$1,939	$1,717

Earnings per common share:
Basic	$0.54	$0.47	$1.22	$1.05
Diluted	$0.52	$0.46	$1.19	$1.03

Weighted average common shares outstanding:
Basic	1,581.4	1,627.0	1,587.7	1,633.1
Diluted	1,620.7	1,660.9	1,627.2	1,669.1
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2018	2017	2018	2017
Net income	$847	$767	$1,939	$1,717
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(2)	(8)	(130)	14
Change in net gains (losses) on cash flow hedges	241	8	434	(387)
Change in net gains (losses) on other	—	(1)	(3)	(1)
Total other comprehensive income (loss), net of tax	239	(1)	301	(374)
TOTAL COMPREHENSIVE INCOME	$1,086	$766	$2,240	$1,343
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended November 30,
(In millions)	2018	2017
Cash provided by operations:
Net income	$1,939	$1,717
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	349	366
Deferred income taxes	11	(83)
Stock-based compensation	133	103
Amortization and other	10	10
Net foreign currency adjustments	210	(67)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(324)	143
(Increase) decrease in inventories	(263)	(243)
(Increase) decrease in prepaid expenses and other current and non-current assets	(124)	(208)
Increase (decrease) in accounts payable, accrued liabilities and other current and non-current liabilities	884	160
Cash provided by operations	2,825	1,898
Cash used by investing activities:
Purchases of short-term investments	(1,771)	(3,002)
Maturities of short-term investments	1,181	2,229
Sales of short-term investments	971	1,044
Additions to property, plant and equipment	(630)	(498)
Disposals of property, plant and equipment	4	1
Cash used by investing activities	(245)	(226)
Cash used by financing activities:
Long-term debt payments, including current portion	(3)	(3)
Increase (decrease) in notes payable	(327)	904
Payments on capital lease and other financing obligations	(14)	(11)
Proceeds from exercise of stock options and other stock issuances	340	320
Repurchases of common stock	(2,637)	(1,776)
Dividends — common and preferred	(638)	(595)
Tax payments for net share settlement of equity awards	(11)	(53)
Cash used by financing activities	(3,290)	(1,214)
Effect of exchange rate changes on cash and equivalents	(116)	38
Net increase (decrease) in cash and equivalents	(826)	496
Cash and equivalents, beginning of period	4,249	3,808
CASH AND EQUIVALENTS, END OF PERIOD	$3,423	$4,304
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$128	$92
Dividends declared and not paid	348	325
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Class A		Class B
(In millions, except per share data)	Shares	Amount	Shares	Amount
Balance at August 31, 2018	320	$—	1,269	$3	$6,525	$(30)	$2,494	$8,992
Stock options exercised			2		78			78
Conversion to Class B Common Stock	(5)		5					—
Repurchase of Class B Common Stock			(16)		(68)		(1,183)	(1,251)
Dividends on common stock ($0.22 per share)							(348)	(348)
Issuance of shares to employees, net of shares withheld for employee taxes			2		80			80
Stock-based compensation					92			92
Net income							847	847
Other comprehensive income (loss)						239		239
Balance at November 30, 2018	315	$—	1,262	$3	$6,707	$209	$1,810	$8,729

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Class A		Class B
(In millions, except per share data)	Shares	Amount	Shares	Amount
Balance at August 31, 2017	329	$—	1,308	$3	$5,839	$(586)	$6,737	$11,993
Stock options exercised			3		103			103
Repurchase of Class B Common Stock			(17)		(60)		(842)	(902)
Dividends on common stock ($0.20 per share)							(325)	(325)
Issuance of shares to employees, net of shares withheld for employee taxes			1		70			70
Stock-based compensation					53			53
Net income							767	767
Other comprehensive income (loss)						(1)		(1)
Balance at November 30, 2017	329	$—	1,295	$3	$6,005	$(587)	$6,337	$11,758

NIKE, Inc. Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Class A		Class B
(In millions, except per share data)	Shares	Amount	Shares	Amount
Balance at May 31, 2018	329	$—	1,272	$3	$6,384	$(92)	$3,517	$9,812
Stock options exercised			8		260			260
Conversion to Class B Common Stock	(14)		14					—
Repurchase of Class B Common Stock			(34)		(137)		(2,495)	(2,632)
Dividends on common stock ($0.42 per share) and preferred stock ($0.10 per share)							(666)	(666)
Issuance of shares to employees, net of shares withheld for employee taxes			2		67		(1)	66
Stock-based compensation					133			133
Net income							1,939	1,939
Other comprehensive income (loss)						301		301
Adoption of ASU 2016-16 (Note 1)							(507)	(507)
Adoption of ASC Topic 606 (Note 1)							23	23
Balance at November 30, 2018	315	$—	1,262	$3	$6,707	$209	$1,810	$8,729

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Class A		Class B
(In millions, except per share data)	Shares	Amount	Shares	Amount
Balance at May 31, 2017	329	$—	1,314	$3	$5,710	$(213)	$6,907	$12,407
Stock options exercised			11		259			259
Repurchase of Class B Common Stock			(32)		(112)		(1,639)	(1,751)
Dividends on common stock ($0.38 per share) and preferred stock ($0.10 per share)							(620)	(620)
Issuance of shares to employees, net of shares withheld for employee taxes			2		45		(28)	17
Stock-based compensation					103			103
Net income							1,717	1,717
Other comprehensive income (loss)						(374)		(374)
Balance at November 30, 2017	329	$—	1,295	$3	$6,005	$(587)	$6,337	$11,758
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company” or “NIKE”) and reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and six months ended November 30, 2018 are not necessarily indicative of results to be expected for the entire year.
Reclassifications
As previously disclosed in the Annual Report on Form 10-K for the fiscal year ended May 31, 2018, management identified a misstatement related to the historical allocation of repurchases of Class B Common stock between Capital in excess of stated value and Retained earnings within the Shareholders’ Equity section of the Consolidated Balance Sheets and the Consolidated Statements of Shareholders’ Equity. The misstatement had no impact on the previously reported Consolidated Statements of Income, Comprehensive Income or Cash Flows.
The Company assessed the materiality of these misstatements on prior period financial statements in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim period. As such, the Company has revised the Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the periods ended August 31, 2017 and November 30, 2017, through a reduction to Capital in excess of stated value of $3.0 billion and an incremental $0.1 billion, respectively, and an increase to Retained earnings for the same amount in the respective periods.
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that replaces existing revenue recognition guidance. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, Topic 606 requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard using a modified retrospective approach in the first quarter of fiscal 2019 with the cumulative effect of initially applying the new standard recognized in Retained earnings at June 1, 2018. Comparative prior period information has not been adjusted and continues to be reported in accordance with previous revenue recognition guidance in ASC Topic 605 — Revenue Recognition. The Company has applied the new standard to all contracts at adoption.
The Company’s adoption of Topic 606 resulted in a change to the timing of revenue recognition. The satisfaction of the Company’s performance obligation is based upon transfer of control over a product to a customer, which results in sales being recognized upon shipment rather than upon delivery for certain wholesale transactions and substantially all digital commerce sales. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. This resulted in a cumulative effect adjustment, which increased Retained earnings by $23 million at June 1, 2018. The adoption of Topic 606 did not have a material effect on the Unaudited Condensed Consolidated Statements of Income during the three and six months ended November 30, 2018.
Additionally, the Company’s reserve balances for returns, post-invoice sales discounts and miscellaneous claims for wholesale transactions were previously reported net of the estimated cost of inventory for product returns, and as a reduction to Accounts receivable, net on the Unaudited Condensed Consolidated Balance Sheets. Under Topic 606, an asset for the estimated cost of inventory for expected products returns is now recognized separately from the liability for sales-related reserves. This resulted in an increase to Accounts receivable, net, an increase in Prepaid expenses and other current assets and an increase in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets at November 30, 2018. Sales-related reserves for the Company’s direct to consumer operations continue to be recognized in Accrued liabilities, but are now recorded separately from an asset for the estimated cost of inventory for expected product returns, which is recognized in Prepaid expenses and other current assets. The following table presents the related effect of the adoption of Topic 606 on the Unaudited Condensed Consolidated Balance Sheets at November 30, 2018:

	As of November 30, 2018
(In millions)	As Reported	Effect of Adoption	Balances Without Adoption of Topic 606
Accounts receivable, net	$4,346	$695	$3,651
Prepaid expenses and other current assets	1,791	384	1,407
Total current assets	15,566	1,079	14,487
TOTAL ASSETS	22,677	1,079	21,598
Accrued liabilities	4,478	1,079	3,399
Total current liabilities	7,278	1,079	6,199
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,677	$1,079	$21,598
Other impacts from the adoption of Topic 606 on the Unaudited Condensed Consolidated Financial Statements were immaterial. Refer to Note 11 — Revenues for further discussion.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The updated guidance requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. The

Company adopted the standard on June 1, 2018, using a modified retrospective approach, with the cumulative effect of applying the new standard recognized in Retained earnings at the date of adoption. The adoption resulted in reductions to Retained earnings, Deferred income taxes and other assets and Prepaid expenses and other current assets of $507 million, $422 million and $45 million, respectively, and an increase in Deferred income taxes and other liabilities of $40 million on the Unaudited Condensed Consolidated Balance Sheets.
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
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces existing lease accounting guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will require the Company to continue to classify leases as either operating or financing, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU No. 2018-11, which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to elect this transition method at the adoption date of June 1, 2019. The Company continues to assess the effect the guidance will have on its existing accounting policies and the Consolidated Financial Statements, and expects there will be an increase in assets and liabilities on the Consolidated Balance Sheets at adoption due to the recognition of right-of-use assets and corresponding lease liabilities, which is expected to be material. Refer to Note 15 — Commitments and Contingencies of the Annual Report on Form 10-K for the fiscal year ended May 31, 2018 for information about the Company’s lease obligations.

Note 2 — Inventories
Inventory balances of $5,388 million and $5,261 million at November 30, 2018 and May 31, 2018, respectively, were substantially all finished goods.

Note 3 — Accrued Liabilities
Accrued liabilities included the following:

	As of November 30,	As of May 31,
(In millions)	2018	2018
Sales-related reserves(1)	$1,107	$20
Compensation and benefits, excluding taxes	882	897
Endorsement compensation	371	425
Dividends payable	347	320
Import and logistics costs	323	268
Taxes other than income taxes payable	275	224
Collateral received from counterparties to hedging instruments	259	23
Advertising and marketing	182	140
Fair value of derivatives	53	184
Other(2)	679	768
TOTAL ACCRUED LIABILITIES	$4,478	$3,269

(1)
Sales-related reserves as of November 30, 2018 reflect the Company’s fiscal 2019 adoption of Topic 606. As of May 31, 2018, Sales-related reserves reflect the Company's prior accounting under Topic 605. Refer to Note 1 — Summary of Significant Accounting Policies for additional information on the adoption of the new standard.

(2)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at November 30, 2018 and May 31, 2018.

Note 4 — Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives, equity securities and available-for-sale debt securities. Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. The Company uses a three-level hierarchy established by the FASB that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach).

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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of November 30, 2018 and May 31, 2018, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of November 30, 2018
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$481	$481	$—	$—
Level 1:
U.S. Treasury securities	359	—	359	—
Level 2:
Time deposits	1,421	1,318	103	—
U.S. Agency securities	52	50	2	—
Commercial paper and bonds	205	51	154	—
Money market funds	1,523	1,523	—	—
Total Level 2:	3,201	2,942	259	—
Level 3:
Non-marketable preferred stock	11	—	—	11
TOTAL	$4,052	$3,423	$618	$11

	As of May 31, 2018
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$415	$415	$—	$—
Level 1:
U.S. Treasury securities	1,178	500	678	—
Level 2:
Time deposits	925	907	18	—
U.S. Agency securities	102	100	2	—
Commercial paper and bonds	451	153	298	—
Money market funds	2,174	2,174	—	—
Total Level 2:	3,652	3,334	318	—
Level 3:
Non-marketable preferred stock	11	—	—	11
TOTAL	$5,256	$4,249	$996	$11

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
The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of November 30, 2018 and May 31, 2018, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of November 30, 2018
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$648	$498	$150	$50	$50	$—
Embedded derivatives	8	2	6	8	3	5
TOTAL	$656	$500	$156	$58	$53	$5

(1)
If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $46 million as of November 30, 2018. As of that date, the Company had received $259 million of cash collateral from various counterparties related to foreign exchange derivative instruments. No amount of collateral was posted on the Company’s derivative liability balance as of November 30, 2018.

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

The Company’s investment portfolio consists of investments in U.S. Treasury and Agency securities, time deposits, money market funds, corporate commercial paper and bonds. These securities are valued using market prices in both active markets (Level 1) and less active markets (Level 2). As of November 30, 2018, the Company held $582 million of available-for-sale securities with maturity dates within one year and $36 million with maturity dates over one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The gross realized gains and losses on sales of securities were immaterial for the three and six months ended November 30, 2018 and 2017. Unrealized gains and losses on available-for-sale securities included in Accumulated other comprehensive income (loss) were immaterial as of November 30, 2018 and May 31, 2018. The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the six months ended November 30, 2018 and 2017, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.
Included in Interest expense (income), net for the three months ended November 30, 2018 and 2017 was interest income related to the Company’s investment portfolio of $20 million and $13 million, respectively, and $40 million and $24 million for the six months ended November 30, 2018 and 2017, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company’s portfolio. Changes in Level 3 investment assets were immaterial during the six months ended November 30, 2018 and the fiscal year ended May 31, 2018.
No transfers among levels within the fair value hierarchy occurred during the six months ended November 30, 2018 and the fiscal year ended May 31, 2018.
For additional information related to the Company’s derivative financial instruments, refer to Note 9 — Risk Management and Derivatives. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value.
As of November 30, 2018 and May 31, 2018, assets or liabilities required to be measured at fair value on a non-recurring basis were immaterial.

Financial Assets and Liabilities Not Recorded at Fair Value
Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $3,171 million at November 30, 2018 and $3,294 million at May 31, 2018.
For fair value information regarding Notes payable, refer to Note 5 — Short-Term Borrowings and Credit Lines.

Note 5 — Short-Term Borrowings and Credit Lines
As of November 30, 2018, the Company had no outstanding borrowings under its $2 billion commercial paper program. As of May 31, 2018, $325 million of commercial paper was outstanding at a weighted average interest rate of 1.77%. These borrowings are included within Notes payable on the Unaudited Condensed Consolidated Balance Sheets.
Due to the short-term nature of the borrowings, the carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

Note 6 — Income Taxes
The effective tax rate was 14.5% for the six months ended November 30, 2018 compared to 12.0% for the six months ended November 30, 2017. The Company’s effective tax rate for the current period reflects the impact of the new U.S. statutory rate and implemented provisions of the U.S. Tax Cuts and Jobs Act (the “Tax Act”).
The Company continued its analysis of the Tax Act during the second quarter of fiscal 2019. This resulted in no change to the provisional amounts recorded in fiscal 2018 related to the one-time transition tax on the deemed repatriation of undistributed foreign earnings and the remeasurement of deferred tax assets and liabilities. As of November 30, 2018, the Company completed its analysis of the impact of the Tax Act in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”) and the amounts are no longer considered provisional.
As of November 30, 2018, total gross unrecognized tax benefits, excluding related interest and penalties, were $773 million, $521 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2018, total gross unrecognized tax benefits, excluding related interest and penalties, were $698 million. As of November 30, 2018 and May 31, 2018, accrued interest and penalties related to uncertain tax positions were $157 million (excluding federal benefit). Increases in the liability for payment of interest and penalties were offset by reductions in interest and penalties for the six months ended November 30, 2018.
The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments.
The Company’s major foreign jurisdictions, China and the Netherlands, have substantially concluded all income tax matters through calendar 2007 and fiscal 2012, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to approximately $200 million within the next 12 months.

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
The NIKE, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) provides for the issuance of up to 718 million previously unissued shares of Class B Common Stock in connection with equity awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards. The exercise price for stock options and stock appreciation rights may not be less than the fair market value of the underlying shares on the date of grant. A committee of the Board of Directors administers the Stock Incentive Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. The Company generally grants stock options and restricted stock on an annual basis. Substantially all awards outstanding under the Stock Incentive Plan vest ratably over four years, with stock option grants expiring ten years from the date of grant.
In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under employee stock purchase plans (ESPPs). Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period.
The Company accounts for stock-based compensation for options granted under the Stock Incentive Plan and employees’ purchase rights under the ESPPs by estimating the fair value using the Black-Scholes option pricing model. The Company recognizes this fair value as Cost of sales or Operating overhead expense, as applicable, on a straight-line basis over the vesting period.

The following table summarizes the Company’s total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2018	2017	2018	2017
Stock options(1)	$63	$39	$83	$72
ESPPs	8	9	18	17
Restricted stock	21	5	32	14
TOTAL STOCK-BASED COMPENSATION EXPENSE	$92	$53	$133	$103

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $13 million and $5 million for the three months ended November 30, 2018 and 2017, respectively, and $14 million and $8 million for the six months ended November 30, 2018 and 2017, respectively.

As of November 30, 2018, the Company had $474 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.5 years.
The weighted average fair value per share of the options granted during the six months ended November 30, 2018 and 2017, computed as of the grant date using the Black-Scholes pricing model, was $22.81 and $9.82, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	Six Months Ended November 30,
	2018	2017
Dividend yield	1.0%	1.2%
Expected volatility	26.6%	16.4%
Weighted average expected life (in years)	6.0	6.0
Risk-free interest rate	2.8%	2.0%
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

Note 8 — Earnings Per Share
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under ESPPs, to purchase an additional 17.8 million and 44.5 million shares of common stock outstanding for the three months ended November 30, 2018 and 2017, respectively, and 17.8 million and 44.5 million shares of common stock outstanding for the six months ended November 30, 2018 and 2017, respectively, because the options were anti-dilutive.

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions, except per share data)	2018	2017	2018	2017
Determination of shares:
Weighted average common shares outstanding	1,581.4	1,627.0	1,587.7	1,633.1
Assumed conversion of dilutive stock options and awards	39.3	33.9	39.5	36.0
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,620.7	1,660.9	1,627.2	1,669.1

Earnings per common share:
Basic	$0.54	$0.47	$1.22	$1.05
Diluted	$0.52	$0.46	$1.19	$1.03

Note 9 — Risk Management and Derivatives
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes.
The Company may elect to designate certain derivatives as hedging instruments under U.S. GAAP. The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking hedge transactions. This process includes linking all derivatives designated as hedges to either recognized assets, liabilities, or forecasted transactions and assessing, both at inception and on an ongoing basis, the effectiveness of the hedging relationships.

The majority of derivatives outstanding as of November 30, 2018 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Japanese Yen/U.S. Dollar and Chinese Yuan/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.
The following table presents the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of November 30, 2018 and May 31, 2018. Refer to Note 4 — Fair Value Measurements for a description of how the financial instruments in the table below are valued.

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	November 30, 2018	May 31, 2018	Balance Sheet Location	November 30, 2018	May 31, 2018
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$345	$118	Accrued liabilities	$10	$156
Foreign exchange forwards and options	Deferred income taxes and other assets	140	152	Deferred income taxes and other liabilities	—	—
Total derivatives formally designated as hedging instruments		485	270		10	156
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	153	119	Accrued liabilities	40	26
Embedded derivatives	Prepaid expenses and other current assets	2	3	Accrued liabilities	3	2
Foreign exchange forwards and options	Deferred income taxes and other assets	10	—	Deferred income taxes and other liabilities	—	—
Embedded derivatives	Deferred income taxes and other assets	6	8	Deferred income taxes and other liabilities	5	6
Total derivatives not designated as hedging instruments		171	130		48	34
TOTAL DERIVATIVES		$656	$400		$58	$190
The following tables present the amounts in the Unaudited Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the three and six months ended November 30, 2018 and 2017:

	Three Months Ended November 30, 2018		Three Months Ended November 30, 2017
(In millions)	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Revenues	$9,374	$3	$8,554	$13
Cost of sales	5,269	10	4,876	(21)
Other (income) expense, net	(48)	—	18	(20)
Interest expense (income), net	14	(1)	13	(2)

	Six Months Ended November 30, 2018		Six Months Ended November 30, 2017
(In millions)	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Revenues	$19,322	$8	$17,624	$15
Cost of sales	10,820	(34)	9,984	24
Other (income) expense, net	5	(9)	36	(18)
Interest expense (income), net	25	(3)	29	(4)

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three and six months ended November 30, 2018 and 2017:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives(1)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income(1)
	Three Months Ended November 30,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Three Months Ended November 30,
	2018	2017		2018	2017
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$3	$(36)	Revenues	$3	$13
Foreign exchange forwards and options	173	13	Cost of sales	10	(21)
Foreign exchange forwards and options	79	7	Other (income) expense, net	—	(20)
Interest rate swaps(2)	—	—	Interest expense (income), net	(1)	(2)
Total designated cash flow hedges	$255	$(16)		$12	$(30)

(1)
For the three months ended November 30, 2018 and 2017, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives(1)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income(1)
	Six Months Ended November 30,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Six Months Ended November 30,
	2018	2017		2018	2017
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$19	$19	Revenues	$8	$15
Foreign exchange forwards and options	274	(264)	Cost of sales	(34)	24
Foreign exchange forwards and options	—	1	Demand creation expense	—	—
Foreign exchange forwards and options	105	(122)	Other (income) expense, net	(9)	(18)
Interest rate swaps(2)	—	—	Interest expense (income), net	(3)	(4)
Total designated cash flow hedges	$398	$(366)		$(38)	$17

(1)
For the six months ended November 30, 2018 and 2017, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended November 30,		Six Months Ended November 30,		Location of Gain (Loss) Recognized in Income on Derivatives
(In millions)	2018	2017	2018	2017
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$74	$25	$188	$(169)	Other (income) expense, net
Embedded derivatives	6	(3)	4	(4)	Other (income) expense, net
Cash Flow Hedges
All changes in fair value of derivatives designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss) until Net income is affected by the variability of cash flows of the hedged transaction. Effective hedge results are classified in the Unaudited Condensed Consolidated Statements of Income in the same manner as the underlying exposure. Derivative instruments designated as cash flow hedges must be discontinued when it is no longer probable the forecasted hedged transaction will occur in the initially identified time period. The gains and losses associated with discontinued derivative instruments in Accumulated other comprehensive income (loss) will be recognized immediately in Other (income) expense, net, if it is probable the forecasted hedged transaction will not occur by the end of the initially identified time period or within an additional two-month period thereafter. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will account for the derivative as an undesignated instrument as discussed below.

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
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $9.2 billion as of November 30, 2018.
As of November 30, 2018, approximately $316 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of November 30, 2018, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions was 18 months.
Fair Value Hedges
The Company has, in the past, been exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The Company had no interest rate swaps designated as fair value hedges as of November 30, 2018.
Net Investment Hedges
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, are reported in Accumulated other comprehensive income (loss) along with the foreign currency translation adjustments on those investments. The Company had no outstanding net investment hedges as of November 30, 2018.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $8.0 billion as of November 30, 2018.
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
As of November 30, 2018, the total notional amount of embedded derivatives outstanding was approximately $393 million.
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

The Company’s derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of November 30, 2018, the Company was in compliance with all credit risk-related contingent features and had derivative instruments with credit risk-related contingent features in a net liability position of $4 million. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of November 30, 2018, the Company had $259 million of cash collateral received from various counterparties to its derivative contracts (refer to Note 4 — Fair Value Measurements). The Company considers the impact of the risk of counterparty default to be immaterial.

Note 10 — Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss), net of tax, for the three and six months ended November 30, 2018 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at August 31, 2018	$(301)	$210	$115	$(54)	$(30)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(2)	252	—	4	254
Reclassifications to net income of previously deferred (gains) losses(3)	—	(11)	—	(4)	(15)
Total other comprehensive income (loss)	(2)	241	—	—	239
Balance at November 30, 2018	$(303)	$451	$115	$(54)	$209

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $(3) million, $0 million, $0 million and $(3) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $1 million, $0 million, $0 million and $1 million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2018	$(173)	$17	$115	$(51)	$(92)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(130)	394	—	8	272
Reclassifications to net income of previously deferred (gains) losses(3)	—	40	—	(11)	29
Total other comprehensive income (loss)	(130)	434	—	(3)	301
Balance at November 30, 2018	$(303)	$451	$115	$(54)	$209

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $(4) million, $0 million, $0 million and $(4) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $2 million, $0 million, $0 million and $2 million, respectively.

The changes in Accumulated other comprehensive income (loss), net of tax, for the three and six months ended November 30, 2017 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at August 31, 2017	$(169)	$(447)	$115	$(85)	$(586)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(8)	(20)	—	(2)	(30)
Reclassifications to net income of previously deferred (gains) losses(3)	—	28	—	1	29
Total other comprehensive income (loss)	(8)	8	—	(1)	(1)
Balance at November 30, 2017	$(177)	$(439)	$115	$(86)	$(587)

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $(4) million, $(4) million, $0 million, $0 million and $(8) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(2) million, $0 million, $0 million and $(2) million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2017	$(191)	$(52)	$115	$(85)	$(213)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	14	(367)	—	(20)	(373)
Reclassifications to net income of previously deferred (gains) losses(3)	—	(20)	—	19	(1)
Total other comprehensive income (loss)	14	(387)	—	(1)	(374)
Balance at November 30, 2017	$(177)	$(439)	$115	$(86)	$(587)

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

The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2018	2017	2018	2017
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$3	$13	$8	$15	Revenues
Foreign exchange forwards and options	10	(21)	(34)	24	Cost of sales
Foreign exchange forwards and options	—	(20)	(9)	(18)	Other (income) expense, net
Interest rate swaps	(1)	(2)	(3)	(4)	Interest expense (income), net
Total before tax	12	(30)	(38)	17
Tax (expense) benefit	(1)	2	(2)	3
(Loss) gain net of tax	11	(28)	(40)	20
Gains (losses) on other	4	(1)	11	(19)	Other (income) expense, net
Total before tax	4	(1)	11	(19)
Tax (expense) benefit	—	—	—	—
Gain (loss) net of tax	4	(1)	11	(19)
Total net (loss) gain reclassified for the period	$15	$(29)	$(29)	$1

Note 11 — Revenues
Nature of Revenues
Revenue transactions associated with the sale of NIKE Brand footwear, apparel and equipment, as well as Converse products, comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or direct to consumer channels. The Company satisfies the performance obligation and records revenues when transfer of control has passed to the customer, based on the terms of sale. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. Transfer of control passes to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control passes to retail store customers at the time of sale and to substantially all digital commerce customers upon shipment. The transaction price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment terms for wholesale transactions depend on the country of sale or agreement with the customer, and payment is generally required within 90 days or less of shipment to or receipt by the wholesale customer. Payment is due at the time of sale for retail store and digital commerce transactions. At November 30, 2018, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. Consideration for trademark licensing contracts is earned through sales-based or usage-based royalty arrangements and the associated revenues are recognized over the license period. Licensing revenues for the three and six months ended November 30, 2018 were immaterial and are included in the results for the NIKE Brand geographic operating segments, Global Brand Divisions and Converse.
Taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction, and are collected by the Company from a customer, are excluded from Revenues and Cost of sales in the Unaudited Condensed Consolidated Statements of Income. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales when the related revenue is recognized.

Disaggregation of Revenues
The following tables present the Company’s revenues disaggregated by reportable operating segment, major product line and by distribution channel for the three and six months ended November 30, 2018:

	Three Months Ended November 30, 2018
	North America	Europe, Middle East & Africa	Greater China	Asia Pacific & Latin America	Global Brand Divisions	Total NIKE Brand	Converse	Corporate	Total NIKE, Inc.

(In millions)
Revenues by:
Footwear	$2,245	$1,419	$1,022	$879	$—	$5,565	$356	$—	$5,921
Apparel	1,405	794	490	360	—	3,049	36	—	3,085
Equipment	132	100	32	59	—	323	5	—	328
Other(1)	—	—	—	—	9	9	28	3	40
TOTAL REVENUES	$3,782	$2,313	$1,544	$1,298	$9	$8,946	$425	$3	$9,374
Revenues by:
Sales to Wholesale Customers	$2,655	$1,617	$897	$937	$—	$6,106	$256	$—	$6,362
Sales through Direct to Consumer	1,127	696	647	361	—	2,831	141	—	2,972
Other(1)	—	—	—	—	9	9	28	3	40
TOTAL REVENUES	$3,782	$2,313	$1,544	$1,298	$9	$8,946	$425	$3	$9,374

(1)
Other revenues for Global Brand Divisions and Converse are primarily attributable to licensing businesses. Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through the Company’s central foreign exchange risk management program.

	Six Months Ended November 30, 2018
	North America	Europe, Middle East & Africa	Greater China	Asia Pacific & Latin America	Global Brand Divisions	Total NIKE Brand	Converse	Corporate	Total NIKE, Inc.

(In millions)
Revenues by:
Footwear	$4,800	$3,061	$1,980	$1,760	$—	$11,601	$817	$—	$12,418
Apparel	2,812	1,624	870	692	—	5,998	66	—	6,064
Equipment	315	235	73	116	—	739	13	—	752
Other(1)	—	—	—	—	25	25	56	7	88
TOTAL REVENUES	$7,927	$4,920	$2,923	$2,568	$25	$18,363	$952	$7	$19,322
Revenues by:
Sales to Wholesale Customers	$5,484	$3,533	$1,768	$1,871	$—	$12,656	$622	$—	$13,278
Sales through Direct to Consumer	2,443	1,387	1,155	697	—	5,682	274	—	5,956
Other(1)	—	—	—	—	25	25	56	7	88
TOTAL REVENUES	$7,927	$4,920	$2,923	$2,568	$25	$18,363	$952	$7	$19,322

(1)
Other revenues for Global Brand Divisions and Converse are primarily attributable to licensing businesses. Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through the Company’s central foreign exchange risk management program.

Sales-related Reserves
Consideration promised in the Company’s contracts with customers includes a variable amount related to anticipated sales returns, discounts and miscellaneous claims from customers. This variable consideration is estimated and recorded as a reduction to Revenues and as an increase to Accrued liabilities at the time revenues are recognized. The estimated cost of inventory for product returns is recorded in Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets.
The provision for anticipated sales returns consists of both contractual return rights and discretionary authorized returns. Provisions for post-invoice sales discounts consist of both contractual programs and discretionary discounts that are expected to be granted at a later date.
Estimates of discretionary authorized returns, discounts and claims are based on (1) historical rates, (2) specific identification of outstanding returns not yet received from customers and outstanding discounts and claims and (3) estimated returns, discounts and claims expected, but not yet finalized with customers. Actual returns, discounts and claims in any future period are inherently uncertain and thus may differ from estimates recorded. If actual or expected future returns, discounts or claims were significantly greater or lower than the reserves established, a reduction or increase to net revenues would be recorded in the period in which such determination was made. At November 30, 2018, the Company’s sales-related reserve balance, which includes returns, post-invoice sales discounts and miscellaneous claims, was $1,107 million and recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. The estimated cost of inventory for expected product returns was $384 million as of November 30, 2018 and was recorded within Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets. At May 31, 2018, the Company’s sales-related reserve balance, which includes returns, post-invoice sales discounts and miscellaneous claims, was $675 million, net of the estimated cost of inventory for expected product returns, and recognized as a reduction in Accounts receivable, net on the Consolidated Balance Sheets.

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
Corporate consists primarily of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to the Company’s headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; and certain foreign currency gains and losses, including certain hedge gains and losses.
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

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2018	2017	2018	2017
REVENUES
North America	$3,782	$3,485	$7,927	$7,409
Europe, Middle East & Africa	2,313	2,133	4,920	4,477
Greater China	1,544	1,222	2,923	2,330
Asia Pacific & Latin America	1,298	1,273	2,568	2,462
Global Brand Divisions	9	23	25	43
Total NIKE Brand	8,946	8,136	18,363	16,721
Converse	425	408	952	891
Corporate	3	10	7	12
TOTAL NIKE, INC. REVENUES	$9,374	$8,554	$19,322	$17,624
EARNINGS BEFORE INTEREST AND TAXES
North America	$884	$783	$1,961	$1,785
Europe, Middle East & Africa	450	337	951	788
Greater China	561	378	1,063	772
Asia Pacific & Latin America	321	291	644	551
Global Brand Divisions	(826)	(602)	(1,644)	(1,277)
Total NIKE Brand	1,390	1,187	2,975	2,619
Converse	44	48	142	137
Corporate	(423)	(343)	(825)	(776)
Total NIKE, Inc. Earnings Before Interest and Taxes	1,011	892	2,292	1,980
Interest expense (income), net	14	13	25	29
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$997	$879	$2,267	$1,951

	As of November 30,	As of May 31,
(In millions)	2018	2018
ACCOUNTS RECEIVABLE, NET(1)
North America	$1,644	$1,443
Europe, Middle East & Africa	1,122	870
Greater China	326	101
Asia Pacific & Latin America	863	720
Global Brand Divisions	120	102
Total NIKE Brand	4,075	3,236
Converse	251	240
Corporate	20	22
TOTAL ACCOUNTS RECEIVABLE, NET	$4,346	$3,498
INVENTORIES
North America	$2,282	$2,270
Europe, Middle East & Africa	1,302	1,433
Greater China	690	580
Asia Pacific & Latin America	719	687
Global Brand Divisions	94	91
Total NIKE Brand	5,087	5,061
Converse	249	268
Corporate	52	(68)
TOTAL INVENTORIES	$5,388	$5,261
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$854	$848
Europe, Middle East & Africa	891	849
Greater China	238	256
Asia Pacific & Latin America	318	339
Global Brand Divisions	608	597
Total NIKE Brand	2,909	2,889
Converse	109	115
Corporate	1,570	1,450
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,588	$4,454

(1)
Accounts receivable, net as of November 30, 2018 reflects the Company’s fiscal 2019 adoption of Topic 606. Refer to Note 1 — Summary of Significant Accounting Policies for additional information on the adoption of the new standard.

Note 13 — Commitments and Contingencies
As of November 30, 2018, the Company had letters of credit outstanding totaling $161 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
NIKE designs, develops, markets and sells athletic footwear, apparel, equipment, accessories and services worldwide. We are the largest seller of athletic footwear and apparel in the world. We sell our products through NIKE-owned retail stores and through digital platforms (which we refer to collectively as our “NIKE Direct” operations), to retail accounts and a mix of independent distributors, licensees and sales representatives in virtually all countries around the world. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment and accessories businesses. Our strategy is to achieve long-term revenue growth by creating innovative, “must have” products, building deep personal consumer connections with our brands and delivering compelling consumer experiences through digital platforms and at retail. In fiscal 2018, we introduced the Consumer Direct Offense, a new company alignment designed to allow NIKE to better serve the consumer more personally, at scale. Through the Consumer Direct Offense, we are focusing on our Triple Double strategy, with the objective of doubling the impact of innovation and increasing our speed to market and direct connections with consumers.
For the second quarter of fiscal 2019, NIKE, Inc. Revenues increased 10% to $9.4 billion compared to the second quarter of fiscal 2018. On a currency-neutral basis, Revenues increased 14%. Net income was $847 million and diluted earnings per common share was $0.52, 10% and 13% higher, respectively, than the second quarter of fiscal 2018.
Income before income taxes increased 13% compared to the second quarter of fiscal 2018, primarily driven by revenue growth and gross margin expansion, which was only partially offset by higher selling and administrative expense. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, delivered 10% revenue growth. On a currency-neutral basis, NIKE Brand revenues grew 14%, driven by higher revenues across all geographies and footwear and apparel, as well as growth in nearly every category, led by Sportswear. Revenues for Converse increased 4% and 6% on a reported and currency-neutral basis, respectively, primarily due to revenue growth in Asia and higher digital commerce sales.
Our effective tax rate was 15.0% for the second quarter of fiscal 2019 compared to 12.7% for the second quarter of fiscal 2018, reflecting the new U.S. statutory rate and implemented provisions of the U.S. Tax Cuts and Jobs Act.
Diluted earnings per common share reflects a 2% decline in the diluted weighted average common shares outstanding compared to the second quarter of fiscal 2018, primarily driven by our share repurchase program.
While foreign currency markets remain volatile, partly as a result of global trade uncertainty and geopolitical dynamics, we continue to see opportunities to drive growth and profitability and remain committed to effectively managing our business to achieve our financial goals over the long-term by executing against the operational strategies outlined above.
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

Results of Operations

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions, except per share data)	2018	2017	% Change	2018	2017	% Change
Revenues	$9,374	$8,554	10%	$19,322	$17,624	10%
Cost of sales	5,269	4,876	8%	10,820	9,984	8%
Gross profit	4,105	3,678	12%	8,502	7,640	11%
Gross margin	43.8%	43.0%		44.0%	43.3%
Demand creation expense	910	877	4%	1,874	1,732	8%
Operating overhead expense	2,232	1,891	18%	4,331	3,892	11%
Total selling and administrative expense	3,142	2,768	14%	6,205	5,624	10%
% of revenues	33.5%	32.4%		32.1%	31.9%
Interest expense (income), net	14	13	—	25	29	—
Other (income) expense, net	(48)	18	—	5	36	—
Income before income taxes	997	879	13%	2,267	1,951	16%
Income tax expense	150	112	34%	328	234	40%
Effective tax rate	15.0%	12.7%		14.5%	12.0%
NET INCOME	$847	$767	10%	$1,939	$1,717	13%
Diluted earnings per common share	$0.52	$0.46	13%	$1.19	$1.03	16%

Consolidated Operating Results
Revenues

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes(1)	2018	2017	% Change	% Change Excluding Currency Changes(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$5,565	$5,026	11%	15%	$11,601	$10,519	10%	12%
Apparel	3,049	2,761	10%	14%	5,998	5,413	11%	13%
Equipment	323	326	-1%	4%	739	746	-1%	1%
Global Brand Divisions(2)	9	23	-61%	-62%	25	43	-42%	-45%
TOTAL NIKE BRAND	8,946	8,136	10%	14%	18,363	16,721	10%	12%
Converse	425	408	4%	6%	952	891	7%	7%
Corporate(3)	3	10	—	—	7	12	—	—
TOTAL NIKE, INC. REVENUES	$9,374	$8,554	10%	14%	$19,322	$17,624	10%	11%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,106	$5,629	8%	13%	$12,656	$11,659	9%	11%
Sales through NIKE Direct	2,831	2,484	14%	18%	5,682	5,019	13%	15%
Global Brand Divisions(2)	9	23	-61%	-62%	25	43	-42%	-45%
TOTAL NIKE BRAND REVENUES	$8,946	$8,136	10%	14%	$18,363	$16,721	10%	12%

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

(3)
Corporate revenues consist primarily of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.

On a currency-neutral basis, NIKE, Inc. Revenues grew 14% and 11% for the second quarter and first six months of fiscal 2019, respectively. Revenue growth was broad-based across all NIKE Brand geographies and Converse. Higher revenues in Greater China contributed approximately 5 and 3 percentage points of growth to NIKE, Inc. Revenues for the second quarter and first six months of fiscal 2019, respectively. Growth in North America increased NIKE, Inc. Revenues approximately 4 and 3 percentage points for the second quarter and first six months, respectively. Europe, Middle East & Africa (EMEA) and Asia Pacific & Latin America (APLA) each contributed approximately 3 and 2 percentage points, respectively, of growth to NIKE, Inc. Revenues for both periods presented.
Currency-neutral NIKE Brand footwear revenues increased 15% and 12% for the second quarter and first six months of fiscal 2019, respectively, reflecting growth in nearly all key categories, led by Sportswear, Running and the Jordan Brand, partially offset by declines in Football (Soccer). For the second quarter of fiscal 2019, unit sales of footwear increased 12% and higher average selling price (ASP) per pair contributed approximately 3 percentage points of footwear revenue growth due to higher ASPs from full-price sales, on a wholesale equivalent basis, and NIKE Direct sales. For the first six months of fiscal 2019, unit sales of footwear increased approximately 10% and higher ASP per pair contributed approximately 2 percentage points of footwear revenue growth due to higher ASPs from full-price sales and NIKE Direct sales.
For the second quarter and first six months of fiscal 2019, currency-neutral NIKE Brand apparel revenues grew 14% and 13%, respectively, reflecting growth in all key categories, most notably Sportswear, with NIKE Basketball and Football (Soccer) also favorably impacting the year-to-date period. Unit sales of apparel increased 8% for both periods presented and higher ASP per unit contributed approximately 6 and 5 percentage points of apparel revenue growth for the second quarter and first six months of fiscal 2019, respectively. The higher ASP per unit for both periods presented was driven by higher full-price and NIKE Direct ASPs.
On a reported basis, NIKE Direct revenues represented approximately 32% and 31% of our total NIKE Brand revenues for the second quarter and first six months of fiscal 2019, respectively, compared to approximately 31% and 30% for the second quarter and first six months of fiscal 2018, respectively. Digital commerce sales were $977 million and $1,747 million for the second quarter and first six months of fiscal 2019, respectively, compared to $710 million and $1,277 million for the second quarter and first six months of fiscal 2018, respectively. On a currency-neutral basis, NIKE Direct revenues increased 18% for the second quarter of fiscal 2019, driven by strong digital commerce sales growth of 41%, comparable store sales growth of 7% and the addition of new stores. For the first six months of fiscal 2019, currency-neutral NIKE Direct revenues grew 15%, driven by a 38% increase in digital commerce sales, 5% growth in comparable store sales and the addition of new stores. Comparable store sales, which exclude digital commerce sales, comprises revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year.

Gross Margin

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
Gross profit	$4,105	$3,678	12%	$8,502	$7,640	11%
Gross margin	43.8%	43.0%	80 bps	44.0%	43.3%	70 bps
For the second quarter and first six months of fiscal 2019, our consolidated gross margin was 80 and 70 basis points higher than the respective prior year periods, primarily reflecting the following factors:

•
Higher NIKE Brand full-price ASP, net of discounts and on a wholesale equivalent basis, (increasing gross margin approximately 200 basis points for the second quarter and 150 basis points for the first six months);

•	Improved margins in our NIKE Direct business (increasing gross margin approximately 30 basis points for both the second quarter and first six months);

•	Higher NIKE Brand product costs, on a wholesale equivalent basis, (decreasing gross margin approximately 100 basis points for the second quarter and 90 basis points for the first six months); and

•
Unfavorable changes in net foreign currency exchange rates, including hedges, (decreasing gross margin approximately 20 basis points for the second quarter and 10 basis points for the first six months).

Total Selling and Administrative Expense

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
Demand creation expense(1)	$910	$877	4%	$1,874	$1,732	8%
Operating overhead expense	2,232	1,891	18%	4,331	3,892	11%
Total selling and administrative expense	$3,142	$2,768	14%	$6,205	$5,624	10%
% of revenues	33.5%	32.4%	110 bps	32.1%	31.9%	20 bps

(1)
Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary product, television, digital and print advertising and media costs, brand events and retail brand presentation.

Demand creation expense increased 4% and 8% for the second quarter and first six months of fiscal 2019, respectively, primarily driven by higher advertising and marketing expenses for NIKE Direct, with growth in sports marketing expenses also impacting the year-to-date period. Changes in foreign currency exchange rates reduced Demand creation expense by approximately 2 percentage points for the second quarter and approximately 1 percentage point for the first six months.
Operating overhead expense increased 18% and 11% for the second quarter and first six months of fiscal 2019, respectively, primarily driven by higher wage-related costs, in part to support Consumer Direct Offense initiatives. Changes in foreign currency exchange rates reduced Operating overhead expense by approximately 2 percentage points for the second quarter and approximately 1 percentage point for the first six months.
Other (Income) Expense, Net

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2018	2017	2018	2017
Other (income) expense, net	$(48)	$18	$5	$36
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the second quarter of fiscal 2019, Other (income) expense, net changed from $18 million of other expense, net in the prior year to $48 million of other income, net in the current year, primarily due to a $66 million net beneficial change in foreign currency conversion gains and losses, including hedges.
For the first six months of fiscal 2019, Other (income) expense, net decreased from $36 million of other expense, net in the prior year to $5 million of other expense, net in the current year, primarily due to a $28 million net beneficial change in foreign currency conversion gains and losses, including hedges.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had unfavorable impacts of approximately $6 million and $15 million on our Income before income taxes for the second quarter and first six months of fiscal 2019, respectively.

Income Taxes

	Three Months Ended November 30,				Six Months Ended November 30,
	2018	2017	% Change		2018	2017	% Change
Effective tax rate	15.0%	12.7%	230	bps	14.5%	12.0%	250	bps
Our effective tax rate was 15.0% and 14.5% for the second quarter and first six months of fiscal 2019, respectively. The increase in the effective tax rate was driven by the impacts of the new U.S. statutory rate and implemented provisions of the Tax Cuts and Jobs Act.

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

The breakdown of revenues is as follows:

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes(1)	2018	2017	% Change	% Change Excluding Currency Changes(1)
North America	$3,782	$3,485	9%	9%	$7,927	$7,409	7%	7%
Europe, Middle East & Africa	2,313	2,133	8%	14%	4,920	4,477	10%	11%
Greater China	1,544	1,222	26%	31%	2,923	2,330	25%	26%
Asia Pacific & Latin America	1,298	1,273	2%	15%	2,568	2,462	4%	15%
Global Brand Divisions(2)	9	23	-61%	-62%	25	43	-42%	-45%
TOTAL NIKE BRAND	8,946	8,136	10%	14%	18,363	16,721	10%	12%
Converse	425	408	4%	6%	952	891	7%	7%
Corporate(3)	3	10	—	—	7	12	—	—
TOTAL NIKE, INC. REVENUES	$9,374	$8,554	10%	14%	$19,322	$17,624	10%	11%

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

(3)
Corporate revenues consist primarily of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.

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
The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
North America	$884	$783	13%	$1,961	$1,785	10%
Europe, Middle East & Africa	450	337	34%	951	788	21%
Greater China	561	378	48%	1,063	772	38%
Asia Pacific & Latin America	321	291	10%	644	551	17%
Global Brand Divisions	(826)	(602)	-37%	(1,644)	(1,277)	-29%
TOTAL NIKE BRAND	1,390	1,187	17%	2,975	2,619	14%
Converse	44	48	-8%	142	137	4%
Corporate	(423)	(343)	-23%	(825)	(776)	-6%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES	1,011	892	13%	2,292	1,980	16%
Interest expense (income), net	14	13	—	25	29	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$997	$879	13%	$2,267	$1,951	16%

North America

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes	2018	2017	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,245	$2,070	8%	9%	$4,800	$4,504	7%	7%
Apparel	1,405	1,279	10%	10%	2,812	2,578	9%	9%
Equipment	132	136	-3%	-3%	315	327	-4%	-4%
TOTAL REVENUES	$3,782	$3,485	9%	9%	$7,927	$7,409	7%	7%
Revenues by:
Sales to Wholesale Customers	$2,655	$2,436	9%	9%	$5,484	$5,125	7%	7%
Sales through NIKE Direct	1,127	1,049	7%	8%	2,443	2,284	7%	7%
TOTAL REVENUES	$3,782	$3,485	9%	9%	$7,927	$7,409	7%	7%
EARNINGS BEFORE INTEREST AND TAXES	$884	$783	13%		$1,961	$1,785	10%

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
For the second quarter and first six months of fiscal 2019, North America revenues increased 9% and 7%, respectively, reflecting growth in nearly all key categories, led by Sportswear. On a currency-neutral basis, NIKE Direct revenues increased 8% and 7% for the second quarter and first six months, respectively, as higher digital commerce sales and the addition of new stores more than offset a 3% and 2% decline in comparable store sales, for the respective periods.
On a currency-neutral basis, footwear revenues increased 9% and 7% for the second quarter and first six months of fiscal 2019, respectively, primarily driven by growth in Sportswear and Running. Unit sales of footwear increased 6% and 4% for the second quarter and first six months of fiscal 2019, respectively, while higher ASP per pair contributed approximately 3 percentage points of footwear revenue growth for both periods presented. For the second quarter, the increase in ASP per pair was primarily due to higher full-price and NIKE Direct ASPs. For the first six months of fiscal 2019, the increase in ASP per pair was primarily due to higher full-price ASP, in part reflecting lower discounts, as well as higher NIKE Direct ASP.
Apparel revenues increased 10% and 9% for the second quarter and first six months of fiscal 2019, respectively, and was attributable to growth in all key categories, led by Sportswear and NIKE Basketball. Unit sales of apparel increased 6% and 7% for the second quarter and first six months of fiscal 2019, respectively, and higher ASP per unit contributed approximately 4 and 2 percentage points of apparel revenue growth for the respective periods. For the second quarter and first six months of fiscal 2019, the increase in ASP per unit was primarily a result of higher full-price ASP, in part reflecting lower discounts, with higher ASP in our NIKE Direct business also favorably impacting the quarter-to-date period.
On a reported basis, EBIT increased 13% for the second quarter of fiscal 2019, driven by revenue growth, selling and administrative expense leverage and gross margin expansion. Gross margin increased 40 basis points as higher full-price ASP, in part reflecting lower discounts, as well as lower inventory obsolescence more than offset higher product costs. Selling and administrative expense grew due to higher demand creation expense, primarily resulting from higher advertising and marketing costs in our NIKE Direct business to support Consumer Direct Offense initiatives. Operating overhead expense also increased as higher wage-related expenses were only partially offset by lower administrative costs.
Reported EBIT increased 10% for the first six months of fiscal 2019, reflecting higher revenues, selling and administrative expense leverage and gross margin expansion. Gross margin increased 30 basis points as higher full-price ASP, in part reflecting lower discounts, as well as lower other costs more than offset higher product costs. Selling and administrative expense grew due to higher demand creation and operating overhead expenses. The increase in demand creation expense was primarily due to higher advertising and marketing costs in our NIKE Direct business to support Consumer Direct Offense initiatives, as well as higher sports marketing costs. Operating overhead expense increased as a result of an increase in wage-related costs, partially offset by a decrease in bad debt expenses.

Europe, Middle East & Africa

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes	2018	2017	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,419	$1,290	10%	15%	$3,061	$2,761	11%	12%
Apparel	794	743	7%	12%	1,624	1,486	9%	11%
Equipment	100	100	0%	5%	235	230	2%	4%
TOTAL REVENUES	$2,313	$2,133	8%	14%	$4,920	$4,477	10%	11%
Revenues by:
Sales to Wholesale Customers	$1,617	$1,525	6%	11%	$3,533	$3,247	9%	10%
Sales through NIKE Direct	696	608	14%	19%	1,387	1,230	13%	14%
TOTAL REVENUES	$2,313	$2,133	8%	14%	$4,920	$4,477	10%	11%
EARNINGS BEFORE INTEREST AND TAXES	$450	$337	34%		$951	$788	21%
On a currency-neutral basis, EMEA revenues for the second quarter and first six months of fiscal 2019 grew 14% and 11%, respectively, driven by balanced growth across all territories. Revenues increased in most key categories, led by strong growth in Sportswear, for both periods presented. For the second quarter and first six months, NIKE Direct revenues increased 19% and 14%, respectively, driven by strong digital commerce sales, comparable store sales growth of 12% and 8%, respectively, and the addition of new stores.
Currency-neutral footwear revenue grew 15% and 12% for the second quarter and first six months of fiscal 2019, respectively, driven by higher revenues in most key categories, led by Sportswear. For the second quarter and first six months of fiscal 2019, unit sales of footwear increased 13% and 11%, respectively, and higher ASP per pair contributed approximately 2 percentage points and 1 percentage point of footwear revenue growth for the respective periods. For both periods presented, higher ASP per pair was primarily driven by higher NIKE Direct and full-price ASPs, as well as favorable full-price mix, partially offset by lower off-price ASP.
For the second quarter and first six months of fiscal 2019, currency-neutral apparel revenues increased 12% and 11%, respectively, due to growth in most key categories, primarily Sportswear and Football (Soccer). Unit sales of apparel increased 8% and 6% for the second quarter and first six months, respectively, and higher ASP per unit contributed approximately 4 and 5 percentage points of apparel revenue growth, for the respective periods. For the second quarter and first six months of fiscal 2019, higher ASP per unit was primarily due to higher NIKE Direct and full-price ASPs.
On a reported basis, EBIT increased 34% for the second quarter of fiscal 2019, primarily due to strong revenue growth and gross margin expansion. Gross margin increased 250 basis points, reflecting higher full-price ASP, favorable full-price mix, higher margins in our NIKE Direct business and lower other costs. Selling and administrative expense was leveraged, despite higher operating overhead and demand creation expenses. The increase in operating overhead expense was primarily driven by higher wage-related and administrative costs. Growth in demand creation expense was primarily due to higher sports marketing costs, as well as advertising and marketing expenses to support brand events.
Reported EBIT increased 21% for the first six months of fiscal 2019, primarily due to strong revenue growth and gross margin expansion. Gross margin increased 110 basis points as higher full-price ASP and favorable full-price mix more than offset higher product costs. Despite higher demand creation and operating overhead expenses, selling and administrative expense was leveraged. The increase in demand creation expense was primarily driven by higher sports marketing and advertising expenses. Operating overhead expense increased primarily due to higher administrative costs, as well as continued investments in our growing NIKE Direct business.
Greater China

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes	2018	2017	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,022	$793	29%	33%	$1,980	$1,554	27%	28%
Apparel	490	397	23%	28%	870	706	23%	24%
Equipment	32	32	0%	5%	73	70	4%	3%
TOTAL REVENUES	$1,544	$1,222	26%	31%	$2,923	$2,330	25%	26%
Revenues by:
Sales to Wholesale Customers	$897	$708	27%	31%	$1,768	$1,438	23%	23%
Sales through NIKE Direct	647	514	26%	31%	1,155	892	29%	31%
TOTAL REVENUES	$1,544	$1,222	26%	31%	$2,923	$2,330	25%	26%
EARNINGS BEFORE INTEREST AND TAXES	$561	$378	48%		$1,063	$772	38%
On a currency-neutral basis, Greater China revenues increased 31% and 26% for the second quarter and first six months of fiscal 2019, respectively, driven by higher revenues in nearly all key categories, led by Sportswear, the Jordan Brand, Running and NIKE Basketball. NIKE Direct revenues increased 31% for both periods presented, fueled by strong digital commerce sales growth, comparable store sales growth of 17% and 18% for the second quarter and first six months of fiscal 2019, respectively, and the addition of new stores.
Currency-neutral footwear revenues increased 33% and 28% for the second quarter and first six months of fiscal 2019, respectively, driven by growth in nearly all key categories, most notably Sportswear, Running, the Jordan Brand and NIKE Basketball, with the Jordan Brand having a greater impact than Running in the second quarter. Unit sales of footwear increased 33% and 28% for the second quarter and first six months, respectively, while ASP per pair was relatively unchanged for both periods presented as higher NIKE Direct ASP was offset by lower full-price and off-price ASPs.
For the second quarter and first six months of fiscal 2019, currency-neutral apparel revenues grew 28% and 24%, respectively, driven by higher revenues in nearly all key categories, led by Sportswear, the Jordan Brand and NIKE Basketball. For both periods presented, unit sales of apparel increased 15%, while higher ASP per unit contributed approximately 13 and 9 percentage points of apparel revenue growth for the second quarter and first six months, respectively. For the second quarter of fiscal 2019, higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs. For the first six months of fiscal 2019, the increase in ASP per unit was driven by higher NIKE Direct and full-price ASPs.
On a reported basis, EBIT grew 48% for the second quarter of fiscal 2019, driven by strong revenue growth, selling and administrative expense leverage and gross margin expansion. Gross margin increased 200 basis points as higher full-price ASP, in part reflecting lower discounts, as well as higher NIKE Direct and off-price margins, were partially offset by higher product costs. Demand creation expense increased due to higher retail brand presentation and sports marketing expenses, partially offset by lower advertising and marketing costs. Operating overhead expense grew as higher wage-related costs were only partially offset by lower administrative expenses.
Reported EBIT grew 38% for the first six months of fiscal 2019, reflecting strong revenue growth, selling and administrative expense leverage and gross margin expansion. Gross margin increased 120 basis points as higher full-price ASP, in part reflecting lower discounts, as well as higher NIKE Direct and off-price margins more than offset higher product costs. Demand creation expense increased due to higher retail brand presentation and sports marketing expenses. Higher operating overhead expense was primarily due to higher wage-related expense partially offset by lower administrative expenses.
Asia Pacific & Latin America

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes	2018	2017	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$879	$873	1%	14%	$1,760	$1,700	4%	14%
Apparel	360	342	5%	17%	692	643	8%	18%
Equipment	59	58	2%	17%	116	119	-3%	7%
TOTAL REVENUES	$1,298	$1,273	2%	15%	$2,568	$2,462	4%	15%
Revenues by:
Sales to Wholesale Customers	$937	$960	-2%	12%	$1,871	$1,849	1%	12%
Sales through NIKE Direct	361	313	15%	26%	697	613	14%	22%
TOTAL REVENUES	$1,298	$1,273	2%	15%	$2,568	$2,462	4%	15%
EARNINGS BEFORE INTEREST AND TAXES	$321	$291	10%		$644	$551	17%
On a currency-neutral basis, APLA revenues increased 15% for both the second quarter and first six months of fiscal 2019, driven by higher revenues in every territory. Territory revenue growth was led by SOCO (which comprises Argentina, Uruguay and Chile), Korea and Brazil, which increased 23%, 15% and 20%, respectively, for the second quarter, and 19%, 17% and 22%, respectively, for the first six months. For both periods presented, revenues increased in nearly every key category, led by Sportswear and, to a lesser extent, Running. NIKE Direct revenues grew 26% and 22% for the second quarter and first six months of fiscal 2019, respectively, fueled by higher digital commerce sales, comparable store sales growth of 16% and 11% for the respective periods, and the addition of new stores.
The increase in currency-neutral footwear revenues of 14% for both the second quarter and first six months of fiscal 2019 was attributable to growth in nearly all key categories, led by Sportswear and, to a lesser extent, Running. Unit sales of footwear increased 7% and 8% for the second quarter and first six months, respectively, and higher ASP per pair contributed approximately 7 and 6 percentage points of footwear revenue growth for the respective periods, driven by higher full-price and NIKE Direct ASPs.
Currency-neutral apparel revenues grew 17% and 18% for the second quarter and first six months of fiscal 2019, respectively, driven by higher revenues in all key categories, most notably Sportswear. Unit sales of apparel increased 11% and 10% for the second quarter and first six months of fiscal 2019, respectively, and higher ASP per unit contributed approximately 6 and 8 percentage points of apparel revenue growth, primarily due to higher full-price and NIKE Direct ASPs.
On a reported basis, EBIT increased 10% for the second quarter of fiscal 2019 due to revenue growth and gross margin expansion. Gross margin expanded 160 basis points as higher full-price ASP and expansion in NIKE Direct margins more than offset higher product and other costs. Selling and administrative expense was relatively unchanged as higher demand creation expense was almost entirely offset by lower operating overhead expenses. Demand creation expense increased primarily due to advertising and marketing costs. Operating overhead expenses decreased due to lower administrative costs partially offset by continued investments in our NIKE Direct business.

For the first six months of fiscal 2019, reported EBIT increased 17% due to revenue growth and gross margin expansion. Gross margin expanded 200 basis points as higher full-price ASP and expansion in NIKE Direct margins more than offset higher product and other costs. Selling and administrative expense increased slightly as higher demand creation expense was partially offset by lower operating overhead. Demand creation expense increased primarily due to higher advertising and marketing expenses, while operating overhead expenses decreased due to lower wage-related costs.
Global Brand Divisions

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes	2018	2017	% Change	% Change Excluding Currency Changes
Revenues	$9	$23	-61%	-62%	$25	$43	-42%	-45%
(Loss) Before Interest and Taxes	(826)	(602)	37%		(1,644)	(1,277)	29%
Global Brand Divisions primarily represent demand creation, operating overhead and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Global Brand Divisions’ loss before interest and taxes increased 37% and 29% for the second quarter and first six months of fiscal 2019, respectively, primarily due to higher operating overhead expense. For both periods presented, operating overhead expense grew as a result of higher wage-related and administrative costs, in part to support Consumer Direct Offense initiatives.
Converse

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes	2018	2017	% Change	% Change Excluding Currency Changes
Revenues	$425	$408	4%	6%	$952	$891	7%	7%
Earnings Before Interest and Taxes	44	48	-8%		142	137	4%
In territories we define as “direct distribution markets,” Converse designs, markets and sells products directly to distributors, wholesale customers and to consumers through direct to consumer operations. The largest direct distribution markets are the United States, the United Kingdom and China. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan. Territories other than direct distribution markets and Japan are serviced by third-party licensees who pay royalty revenues to Converse for the use of its registered trademarks and other intellectual property rights.
On a currency-neutral basis, Converse revenues increased 6% and 7% for the second quarter and first six months of fiscal 2019, respectively. Comparable direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years) grew 5% and 6% for the respective periods, primarily due to higher digital commerce sales. For the second quarter and first six months of fiscal 2019, higher comparable direct distribution markets contributed approximately 5 and 6 percentage points, respectively, of total Converse revenue growth. Comparable direct distribution market unit sales decreased 1% for the second quarter of fiscal 2019 and were relatively unchanged for the first six months of fiscal 2019, while higher ASP per unit contributed approximately 6 percentage points of direct distribution markets revenue growth for both periods presented. On a territory basis, the increase in comparable direct distribution markets revenues for the second quarter was primarily attributable to revenue growth in Asia, partially offset by lower revenues in the United Kingdom and the United States. For the first six months of fiscal 2019, on a territory basis, the increase in comparable direct distribution markets revenues was primarily due to higher revenue in Asia, partially offset by lower revenues in the United States. Conversion of markets from licensed to direct distribution had no impact on total Converse revenues for both the second quarter and first six months of fiscal 2019. Revenues from comparable licensed markets grew 11% for both the second quarter and first six months of fiscal 2019, due to revenue growth in Asia, contributing approximately 1 percentage point of total Converse revenue growth for both periods presented.
Reported EBIT for Converse decreased 8% for the second quarter of fiscal 2019, as higher selling and administrative expenses more than offset higher revenues and gross margin expansion. For the second quarter of fiscal 2019, gross margin increased 170 basis points due to higher full-price ASP, the favorable impact of growth in our direct to consumer business and lower product costs, partially offset by higher other costs. Selling and administrative expense increased due to higher operating overhead expense. Higher operating overhead expense was primarily a result of higher wage-related costs, as well as continued investments in our direct to consumer business, including digital. Demand creation expense was relatively unchanged as lower advertising and marketing costs were offset by higher retail brand presentation costs.
Reported EBIT for Converse increased 4% for the first six months of fiscal 2019, driven by higher revenues and gross margin expansion, which was only partially offset by higher selling and administrative expense. For the first six months of fiscal 2019, gross margin increased 160 basis points due to the favorable impact of growth in our direct to consumer business and higher full-price ASP, partially offset by higher other costs. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Higher operating overhead expense was primarily a result of continued investments in our direct to consumer business, as well as higher wage-related costs and administrative expenses to support investments in digital. Higher demand creation expense was due to increased advertising costs.

Corporate

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
Revenues	$3	$10	—	$7	$12	—
(Loss) Before Interest and Taxes	(423)	(343)	23%	(825)	(776)	6%
Corporate revenues consist primarily of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.
The Corporate loss before interest and taxes consists primarily of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to our corporate headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; and certain foreign currency gains and losses.
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
Corporate’s loss before interest and taxes increased $80 million and $49 million for the second quarter and first six months of fiscal 2019, respectively, primarily due to the following:

•
an unfavorable change of $95 million and $7 million for the second quarter and the first six months of fiscal 2019, respectively, primarily due to higher operating overhead expenses in the second quarter resulting from higher wage-related costs;

•
a favorable change in net foreign currency gains and losses of $58 million and $29 million for the second quarter and first six months of fiscal 2019, respectively, related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and

•
a detrimental change of $43 million and $71 million for the second quarter and first six months of fiscal 2019, respectively, related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin.

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

•
Other Costs — Non-functional currency denominated costs, such as endorsement contracts, also generate foreign currency risk, though to a lesser extent. In certain cases, the Company has entered into contractual agreements which have payments indexed to foreign currencies that create embedded derivative contracts recorded at fair value through Other (income) expense, net. Refer to Note 9 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.

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

Translational Exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders’ equity. In the translation of our Unaudited Condensed Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $347 million and a benefit of approximately $97 million for the three months ended November 30, 2018 and 2017, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $73 million and a benefit of approximately $16 million for the three months ended November 30, 2018 and 2017, respectively. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $318 million and a benefit of approximately $61 million for the six months ended November 30, 2018 and 2017, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $43 million and a benefit of approximately $6 million for the six months ended November 30, 2018 and 2017, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Argentina subsidiary within our APLA operating segment is now operating in a hyper-inflationary market. As a result, beginning in the second quarter of fiscal 2019, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. Dollar. As of and for the three months ended November 30, 2018, this change did not have a material impact on our results of operations or financial condition and we do not anticipate it will have a material impact in future periods based on current rates.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $6 million and $15 million on our Income before income taxes for the three and six months ended November 30, 2018, respectively.
Net Investments in Foreign Subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and, therefore, the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for as net investment hedges in accordance with U.S. GAAP. There were no outstanding net investment hedges as of November 30, 2018 and 2017. There were no cash flows from net investment hedge settlements for the three and six months ended November 30, 2018 and 2017.

Liquidity and Capital Resources
Cash Flow Activity
Cash provided by operations was $2,825 million for the first six months of fiscal 2019, compared to $1,898 million for the first six months of fiscal 2018. Net income, adjusted for non-cash items, generated $2,652 million of operating cash flows for the first six months of fiscal 2019, compared to $2,046 million for the first six months of fiscal 2018. The net change in working capital and other assets and liabilities resulted in a cash inflow of $173 million during fiscal 2019, compared to a cash outflow of $148 million for fiscal 2018. The net change in working capital was partly impacted by the net change in cash collateral with derivative counterparties as a result of hedging transactions. During the first six months of fiscal 2019, we received cash collateral of $236 million, as compared to posting net cash collateral of $127 million during the first six months of fiscal 2018. Refer to the Credit Risk section of Note 9 — Risk Management and Derivatives for additional details. Also impacting the change in working capital was a $467 million increase in Accounts receivable, net, driven by revenue growth.
Cash used by investing activities was $245 million for the first six months of fiscal 2019, compared to $226 million for the first six months of fiscal 2018. The primary driver of the change related to a $132 million increase in capital expenditures in the first six months of fiscal 2019, offset by an increase in the cash inflow of net purchases, sales and maturities of short-term investments to $381 million for the first six months of fiscal 2019 from $271 million for the first six months of fiscal 2018.
Cash used by financing activities was $3,290 million for the first six months of fiscal 2019, compared to $1,214 million for the first six months of fiscal 2018. The increase in Cash used by financing activities was primarily driven by repayment of notes payable and higher share repurchases during the first six months of fiscal 2019 compared to the first six months of fiscal 2018.

During the first six months of fiscal 2019, we repurchased 33.9 million shares of NIKE’s Class B Common Stock for $2,632 million (an average price of $77.65 per share) under the four-year, $12 billion share repurchase program approved by the Board of Directors in November 2015. As of November 30, 2018, we had repurchased 183.3 million shares at a cost of approximately $11,336 million (an average price of $61.84 per share) under this program. Although the timing and number of shares purchased will be dictated by our capital needs and stock market conditions, we currently anticipate completing this repurchase program during fiscal 2019. In June 2018, our Board of Directors approved a new four-year, $15 billion program to repurchase shares of NIKE’s Class B Common Stock, which we anticipate will commence at the completion of our current program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt.
Capital Resources
On July 21, 2016, we filed a shelf registration statement (the “Shelf”) with the SEC which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 21, 2019. For additional detail refer to Note 8 — Long Term Debt in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.
On August 28, 2015, we entered into a committed credit facility agreement with a syndicate of banks, which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one-year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. As of and for the six months ended November 30, 2018, we had no amounts outstanding under the committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively. If our long-term debt ratings were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt ratings were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, as well as limits on the indebtedness we can incur relative to our net worth. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of November 30, 2018, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $2 billion commercial paper program. On June 1, 2018, we repaid $325 million of commercial paper outstanding and had no additional borrowings under this program as of and for the six months ended November 30, 2018. We may continue to issue commercial paper or other debt securities during fiscal 2019 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.
To date, in fiscal 2019, we have not experienced difficulty accessing the credit markets or incurred higher interest costs; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of November 30, 2018, we had cash, cash equivalents and short-term investments totaling $4.0 billion, consisting primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of November 30, 2018, the weighted-average days to maturity of our cash equivalents and short-term investments portfolio was 32 days.
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
Off-Balance Sheet Arrangements
As of November 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
Revenue Recognition
Revenue transactions associated with the sale of NIKE Brand footwear, apparel and equipment, as well as Converse products, comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or direct to consumer channels. We satisfy the performance obligation and record revenues when transfer of control has passed to the customer, based on the terms of sale. A customer is considered to have control once they’re able to direct the use and receive substantially all of the benefits of the product. Transfer of control passes to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control passes to retail store customers at the time of sale and to substantially all digital commerce customers upon shipment. The transaction price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment terms for wholesale transactions depend on the country of sale or agreement with the customer and payment is generally required within 90 days or less of shipment to or receipt by the wholesale customer. Payment is due at the time of sale for retail store and digital commerce transactions.
As part of our revenue recognition policy, consideration promised in our contracts with customers includes a variable amount related to anticipated sales returns, discounts and miscellaneous claims from customers. This variable consideration is estimated and recorded as a reduction to Revenues and as an increase to Accrued liabilities at the time revenues are recognized. The estimated cost of inventory for returned product related to anticipated sales returns is recorded in Prepaid expenses and other current assets.
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
We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2018.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2015, the Board of Directors approved a four-year, $12 billion share repurchase program. As of November 30, 2018, the Company had repurchased 183.3 million shares at an average price of $61.84 per share for a total approximate cost of $11.3 billion under this program.
The following table presents a summary of share repurchases made by NIKE under this program during the quarter ended November 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
September 1 — September 30, 2018	4,144,461	$82.62	4,144,461	$1,573
October 1 — October 31, 2018	7,350,000	$76.83	7,350,000	$1,008
November 1 — November 30, 2018	4,613,116	$74.53	4,613,116	$664
	16,107,577	$77.66	16,107,577

ITEM 6. Exhibits
(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 17, 2017).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
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
DATED: January 8, 2019