Form 10-Q
period 2019-02-28
NIKE INC
filed 2019-04-04
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of April 1, 2019 were:

Class A	315,024,752
Class B	1,256,724,839
1,571,749,591

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	February 28,	May 31,
(In millions)	2019	2018
ASSETS
Current assets:
Cash and equivalents	$3,695	$4,249
Short-term investments	351	996
Accounts receivable, net	4,549	3,498
Inventories	5,415	5,261
Prepaid expenses and other current assets	1,786	1,130
Total current assets	15,796	15,134
Property, plant and equipment, net	4,688	4,454
Identifiable intangible assets, net	283	285
Goodwill	154	154
Deferred income taxes and other assets	2,000	2,509
TOTAL ASSETS	$22,921	$22,536
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6	$6
Notes payable	16	336
Accounts payable	2,307	2,279
Accrued liabilities	4,738	3,269
Income taxes payable	214	150
Total current liabilities	7,281	6,040
Long-term debt	3,465	3,468
Deferred income taxes and other liabilities	3,214	3,216
Commitments and contingencies (Note 13)
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 315 and 329 shares outstanding	—	—
Class B — 1,258 and 1,272 shares outstanding	3	3
Capital in excess of stated value	6,910	6,384
Accumulated other comprehensive income (loss)	197	(92)
Retained earnings	1,851	3,517
Total shareholders’ equity	8,961	9,812
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,921	$22,536
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions, except per share data)	2019	2018	2019	2018
Revenues	$9,611	$8,984	$28,933	$26,608
Cost of sales	5,272	5,046	16,092	15,030
Gross profit	4,339	3,938	12,841	11,578
Demand creation expense	865	862	2,739	2,594
Operating overhead expense	2,226	1,905	6,557	5,797
Total selling and administrative expense	3,091	2,767	9,296	8,391
Interest expense (income), net	12	13	37	42
Other (income) expense, net	(55)	(1)	(50)	35
Income before income taxes	1,291	1,159	3,558	3,110
Income tax expense	190	2,080	518	2,314
NET INCOME (LOSS)	$1,101	$(921)	$3,040	$796

Earnings (loss) per common share:
Basic	$0.70	$(0.57)	$1.92	$0.49
Diluted	$0.68	$(0.57)	$1.87	$0.48

Weighted average common shares outstanding:
Basic	1,572.8	1,623.5	1,582.8	1,629.9
Diluted	1,609.6	1,623.5	1,621.5	1,665.7
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2019	2018	2019	2018
Net income (loss)	$1,101	$(921)	$3,040	$796
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	79	51	(51)	65
Change in net gains (losses) on cash flow hedges	(91)	(107)	343	(494)
Change in net gains (losses) on other	—	2	(3)	1
Total other comprehensive income (loss), net of tax	(12)	(54)	289	(428)
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,089	$(975)	$3,329	$368
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended February 28,
(In millions)	2019	2018
Cash provided by operations:
Net income	$3,040	$796
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	527	551
Deferred income taxes	67	564
Stock-based compensation	226	158
Amortization and other	9	23
Net foreign currency adjustments	218	(130)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(460)	3
(Increase) decrease in inventories	(226)	(245)
(Increase) decrease in prepaid expenses and other current and non-current assets	(167)	(474)
Increase (decrease) in accounts payable, accrued liabilities and other current and non-current liabilities	659	1,439
Cash provided by operations	3,893	2,685
Cash (used) provided by investing activities:
Purchases of short-term investments	(2,384)	(3,644)
Maturities of short-term investments	1,613	3,101
Sales of short-term investments	1,491	1,797
Additions to property, plant and equipment	(846)	(728)
Disposals of property, plant and equipment	5	—
Cash (used) provided by investing activities	(121)	526
Cash used by financing activities:
Long-term debt payments, including current portion	(5)	(4)
Increase (decrease) in notes payable	(320)	(314)
Payments on capital lease and other financing obligations	(21)	(16)
Proceeds from exercise of stock options and other stock issuances	487	554
Repurchases of common stock	(3,405)	(2,694)
Dividends — common and preferred	(986)	(920)
Tax payments for net share settlement of equity awards	(17)	(54)
Cash used by financing activities	(4,267)	(3,448)
Effect of exchange rate changes on cash and equivalents	(59)	91
Net increase (decrease) in cash and equivalents	(554)	(146)
Cash and equivalents, beginning of period	4,249	3,808
CASH AND EQUIVALENTS, END OF PERIOD	$3,695	$3,662
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$171	$190
Dividends declared and not paid	347	324
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Class A		Class B
(In millions, except per share data)	Shares	Amount	Shares	Amount
Balance at November 30, 2018	315	$—	1,262	$3	$6,707	$209	$1,810	$8,729
Stock options exercised			6		159			159
Repurchase of Class B Common Stock			(10)		(44)		(710)	(754)
Dividends on common stock ($0.22 per share)							(347)	(347)
Issuance of shares to employees, net of shares withheld for employee taxes					(5)		(3)	(8)
Stock-based compensation					93			93
Net income							1,101	1,101
Other comprehensive income (loss)						(12)		(12)
Balance at February 28, 2019	315	$—	1,258	$3	$6,910	$197	$1,851	$8,961

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Class A		Class B
(In millions, except per share data)	Shares	Amount	Shares	Amount
Balance at November 30, 2017	329	$—	1,295	$3	$6,005	$(587)	$6,337	$11,758
Stock options exercised			9		231			231
Repurchase of Class B Common Stock			(15)		(56)		(906)	(962)
Dividends on common stock ($0.20 per share)							(324)	(324)
Issuance of shares to employees, net of shares withheld for employee taxes			1				(1)	(1)
Stock-based compensation					55			55
Net income (loss)							(921)	(921)
Other comprehensive income (loss)						(54)		(54)
Reclassifications to retained earnings in accordance with ASU 2018-02						17	(17)	—
Balance at February 28, 2018	329	$—	1,290	$3	$6,235	$(624)	$4,168	$9,782

NIKE, Inc. Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Class A		Class B
(In millions, except per share data)	Shares	Amount	Shares	Amount
Balance at May 31, 2018	329	$—	1,272	$3	$6,384	$(92)	$3,517	$9,812
Stock options exercised			14		419			419
Conversion to Class B Common Stock	(14)		14					—
Repurchase of Class B Common Stock			(44)		(181)		(3,205)	(3,386)
Dividends on common stock ($0.64 per share) and preferred stock ($0.10 per share)							(1,013)	(1,013)
Issuance of shares to employees, net of shares withheld for employee taxes			2		62		(4)	58
Stock-based compensation					226			226
Net income							3,040	3,040
Other comprehensive income (loss)						289		289
Adoption of ASU 2016-16 (Note 1)							(507)	(507)
Adoption of ASC Topic 606 (Note 1)							23	23
Balance at February 28, 2019	315	$—	1,258	$3	$6,910	$197	$1,851	$8,961

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Class A		Class B
(In millions, except per share data)	Shares	Amount	Shares	Amount
Balance at May 31, 2017	329	$—	1,314	$3	$5,710	$(213)	$6,907	$12,407
Stock options exercised			20		490			490
Repurchase of Class B Common Stock			(47)		(168)		(2,545)	(2,713)
Dividends on common stock ($0.58 per share) and preferred stock ($0.10 per share)							(944)	(944)
Issuance of shares to employees, net of shares withheld for employee taxes			3		45		(29)	16
Stock-based compensation					158			158
Net income							796	796
Other comprehensive income (loss)						(428)		(428)
Reclassifications to retained earnings in accordance with ASU 2018-02						17	(17)	—
Balance at February 28, 2018	329	$—	1,290	$3	$6,235	$(624)	$4,168	$9,782
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company” or “NIKE”) and reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and nine months ended February 28, 2019 are not necessarily indicative of results to be expected for the entire year.
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
The Company assessed the materiality of these misstatements on prior period financial statements in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim period. As such, the Company has revised the Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the periods ended November 30, 2017 and February 28, 2018, through a reduction to Capital in excess of stated value of $3.0 billion and an incremental $0.1 billion, respectively, and an increase to Retained earnings for the same amount in the respective periods.
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that replaces existing revenue recognition guidance. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, Topic 606 requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard using a modified retrospective approach in the first quarter of fiscal 2019 with the cumulative effect of initially applying the standard recognized in Retained earnings at June 1, 2018. Comparative prior period information has not been adjusted and continues to be reported in accordance with previous revenue recognition guidance in ASC Topic 605 — Revenue Recognition. The Company has applied the new standard to all contracts at adoption.
The Company’s adoption of Topic 606 resulted in a change to the timing of revenue recognition. The satisfaction of the Company’s performance obligation is based upon transfer of control over a product to a customer, which results in sales being recognized upon shipment rather than upon delivery for certain wholesale transactions and substantially all digital commerce sales. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. This resulted in a cumulative effect adjustment, which increased Retained earnings by $23 million at June 1, 2018. The adoption of Topic 606 did not have a material effect on the Unaudited Condensed Consolidated Statements of Income during the three and nine months ended February 28, 2019.
Additionally, the Company’s reserve balances for returns, post-invoice sales discounts and miscellaneous claims for wholesale transactions were previously reported net of the estimated cost of inventory for product returns, and as a reduction to Accounts receivable, net on the Unaudited Condensed Consolidated Balance Sheets. Under Topic 606, an asset for the estimated cost of inventory for expected products returns is now recognized separately from the liability for sales-related reserves. This resulted in an increase to Accounts receivable, net, an increase in Prepaid expenses and other current assets and an increase in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets at February 28, 2019. Sales-related reserves for the Company’s direct to consumer operations continue to be recognized in Accrued liabilities, but are now recorded separately from an asset for the estimated cost of inventory for expected product returns, which is recognized in Prepaid expenses and other current assets. The following table presents the related effect of the adoption of Topic 606 on the Unaudited Condensed Consolidated Balance Sheets at February 28, 2019:

	As of February 28, 2019
(In millions)	As Reported	Effect of Adoption	Balances Without Adoption of Topic 606
Accounts receivable, net	$4,549	$795	$3,754
Prepaid expenses and other current assets	1,786	426	1,360
Total current assets	15,796	1,221	14,575
TOTAL ASSETS	22,921	1,221	21,700
Accrued liabilities	4,738	1,221	3,517
Total current liabilities	7,281	1,221	6,060
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,921	$1,221	$21,700
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
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces existing lease accounting guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will require the Company to continue to classify leases as either an operating or finance lease, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU No. 2018-11, which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to elect this transition method at the adoption date of June 1, 2019.
Upon adoption, the Company plans to elect the practical expedient to not separate lease components from nonlease components for all real estate leases within the portfolio. Additionally, the Company will make an accounting policy election that will keep leases with an initial term of 12 months or less off of the balance sheet and will result in recognizing those lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term. The Company continues to assess and has not yet made a determination on whether to elect the package of transition practical expedients which would allow the Company to carry forward prior conclusions related to: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases.
In preparation for implementation, the Company has been executing changes to business processes, including implementing a software solution to assist with the new reporting requirements. The Company continues to assess the effect the guidance will have on its existing accounting policies and the Consolidated Financial Statements, and expects there will be a material increase in assets and liabilities on the Consolidated Balance Sheets at adoption due to the recognition of right-of-use assets and corresponding lease liabilities. Refer to Note 15 — Commitments and Contingencies of the Annual Report on Form 10-K for the fiscal year ended May 31, 2018 for information about the Company’s lease obligations.

Note 2 — Inventories
Inventory balances of $5,415 million and $5,261 million at February 28, 2019 and May 31, 2018, respectively, were substantially all finished goods.

Note 3 — Accrued Liabilities
Accrued liabilities included the following:

	As of February 28,	As of May 31,
(In millions)	2019	2018
Sales-related reserves(1)	$1,244	$20
Compensation and benefits, excluding taxes	1,043	897
Endorsement compensation	394	425
Dividends payable	346	320
Import and logistics costs	295	268
Taxes other than income taxes payable	228	224
Advertising and marketing	161	140
Collateral received from counterparties to hedging instruments	137	23
Fair value of derivatives	87	184
Other(2)	803	768
TOTAL ACCRUED LIABILITIES	$4,738	$3,269

(1)
Sales-related reserves as of February 28, 2019 reflect the Company’s fiscal 2019 adoption of Topic 606. As of May 31, 2018, Sales-related reserves reflect the Company’s prior accounting under Topic 605. Refer to Note 1 — Summary of Significant Accounting Policies for additional information on the adoption of the new standard.

(2)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at February 28, 2019 and May 31, 2018.

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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of February 28, 2019 and May 31, 2018, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of February 28, 2019
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments
Cash	$540	$540	$—
Level 1:
U.S. Treasury securities	417	100	317
Level 2:
Commercial paper and bonds	31	1	30
Money market funds	1,379	1,379	—
Time deposits	1,678	1,675	3
U.S. Agency securities	1	—	1
Total Level 2:	3,089	3,055	34
TOTAL	$4,046	$3,695	$351

	As of May 31, 2018
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments
Cash	$415	$415	$—
Level 1:
U.S. Treasury securities	1,178	500	678
Level 2:
Commercial paper and bonds	451	153	298
Money market funds	2,174	2,174	—
Time deposits	925	907	18
U.S. Agency securities	102	100	2
Total Level 2:	3,652	3,334	318
TOTAL	$5,245	$4,249	$996

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
The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of February 28, 2019 and May 31, 2018, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of February 28, 2019
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$481	$414	$67	$83	$83	$—
Embedded derivatives	7	1	6	6	4	2
TOTAL	$488	$415	$73	$89	$87	$2

(1)
If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $82 million as of February 28, 2019. As of that date, the Company had received $137 million of cash collateral from various counterparties related to foreign exchange derivative instruments. No amount of collateral was posted on the Company’s derivative liability balance as of February 28, 2019.

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

The Company’s investment portfolio consists of investments in U.S. Treasury and Agency securities, time deposits, money market funds, corporate commercial paper and bonds. These securities are valued using market prices in both active markets (Level 1) and less active markets (Level 2). As of February 28, 2019, the Company held $313 million of available-for-sale debt securities with maturity dates within one year and $38 million with maturity dates over one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The gross realized gains and losses on sales of securities were immaterial for the three and nine months ended February 28, 2019 and 2018. Unrealized gains and losses on available-for-sale debt securities included in Accumulated other comprehensive income (loss) were immaterial as of February 28, 2019 and May 31, 2018. The Company regularly reviews its available-for-sale debt securities for other-than-temporary impairment. For the nine months ended February 28, 2019 and 2018, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.
Included in Interest expense (income), net for the three months ended February 28, 2019 and 2018 was interest income related to the Company’s investment portfolio of $20 million and $12 million, respectively, and $60 million and $36 million for the nine months ended February 28, 2019 and 2018, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company’s portfolio. Changes in Level 3 investments were immaterial during the nine months ended February 28, 2019 and the fiscal year ended May 31, 2018.
No transfers among levels within the fair value hierarchy occurred during the nine months ended February 28, 2019 and the fiscal year ended May 31, 2018.
For additional information related to the Company’s derivative financial instruments, refer to Note 9 — Risk Management and Derivatives. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value.
As of February 28, 2019 and May 31, 2018, assets or liabilities required to be measured at fair value on a non-recurring basis were immaterial.

Financial Assets and Liabilities Not Recorded at Fair Value
Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $3,345 million at February 28, 2019 and $3,294 million at May 31, 2018.
For fair value information regarding Notes payable, refer to Note 5 — Short-Term Borrowings and Credit Lines.

Note 5 — Short-Term Borrowings and Credit Lines
As of February 28, 2019, the Company had no outstanding borrowings under its $2 billion commercial paper program. As of May 31, 2018, $325 million of commercial paper was outstanding at a weighted average interest rate of 1.77%. These borrowings are included within Notes payable on the Unaudited Condensed Consolidated Balance Sheets.
Due to the short-term nature of the borrowings, the carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

Note 6 — Income Taxes
The effective tax rate was 14.6% for the nine months ended February 28, 2019 compared to 74.4% for the nine months ended February 28, 2018. The decrease in the Company’s effective tax rate was driven by one-time charges in fiscal 2018 related to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”).
As previously disclosed, during the second quarter of fiscal 2019, the Company completed its analysis of the impact of the Tax Act in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 ("SAB 118") and the amounts are no longer considered provisional. This resulted in no change to the provisional amounts recorded in fiscal 2018 related to the one-time transition tax on the deemed repatriation of undistributed foreign earnings and the remeasurement of deferred tax assets and liabilities.
As of February 28, 2019, total gross unrecognized tax benefits, excluding related interest and penalties, were $798 million, $537 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2018, total gross unrecognized tax benefits, excluding related interest and penalties, were $698 million. The liability for payment of interest and penalties increased $12 million during the nine months ended February 28, 2019. As of February 28, 2019 and May 31, 2018, accrued interest and penalties related to uncertain tax positions were $169 million and $157 million, respectively (excluding federal benefit).
The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments.
The Company’s major foreign jurisdictions, China and the Netherlands, have substantially concluded all income tax matters through calendar 2008 and fiscal 2012, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to approximately $210 million within the next 12 months. In addition, in January 2019, the European Commission opened a formal investigation to examine whether the Netherlands has breached State Aid rules with respect to the Company. The Company believes the investigation is without merit. If this matter is adversely resolved, the Netherlands may be required to assess additional amounts with respect to current and prior periods, and the Company's Netherlands income taxes in the future could increase.

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
The NIKE, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) provides for the issuance of up to 718 million previously unissued shares of Class B Common Stock in connection with equity awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards. The exercise price for stock options and stock appreciation rights may not be less than the fair market value of the underlying shares on the date of grant. A committee of the Board of Directors administers the Stock Incentive Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards and other terms and conditions of the awards. The Company generally grants stock options and restricted stock on an annual basis. Substantially all awards outstanding under the Stock Incentive Plan vest ratably over four years, with stock option grants expiring ten years from the date of grant.
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
The Company accounts for stock-based compensation for options granted under the Stock Incentive Plan and employees’ purchase rights under the ESPPs by estimating the fair value using the Black-Scholes option pricing model. The Company recognizes this fair value in Cost of sales or Operating overhead expense, as applicable, on a straight-line basis over the vesting period.

The following table summarizes the Company’s total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2019	2018	2019	2018
Stock options(1)	$62	$38	$145	$110
ESPPs	10	7	28	24
Restricted stock	21	10	53	24
TOTAL STOCK-BASED COMPENSATION EXPENSE	$93	$55	$226	$158

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $13 million and $6 million for the three months ended February 28, 2019 and 2018, respectively, and $28 million and $14 million for the nine months ended February 28, 2019 and 2018, respectively.

As of February 28, 2019, the Company had $414 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.3 years.
The weighted average fair value per share of the options granted during the nine months ended February 28, 2019 and 2018, computed as of the grant date using the Black-Scholes pricing model, was $22.79 and $9.82, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	Nine Months Ended February 28,
	2019	2018
Dividend yield	1.0%	1.2%
Expected volatility	26.6%	16.4%
Weighted average expected life (in years)	6.0	6.0
Risk-free interest rate	2.8%	2.0%
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

Note 8 — Earnings Per Share
The following is a reconciliation from basic earnings per common share to diluted earnings (loss) per common share. The computations of diluted earnings per common share excluded options, including shares under ESPPs, to purchase an additional 18.7 million and 19.1 million shares of common stock outstanding for the three and nine months ended February 28, 2019, respectively, and 42.9 million shares of common stock outstanding for the nine months ended February 28, 2018, because the options were anti-dilutive. Additionally, as a result of the net loss incurred for the three months ended February 28, 2018, all outstanding options, including shares under ESPPs, to purchase common stock and other awards of common stock were excluded from the computation of diluted earnings (loss) per common share because the inclusion of the shares would have been anti-dilutive.

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions, except per share data)	2019	2018	2019	2018
Determination of shares:
Weighted average common shares outstanding	1,572.8	1,623.5	1,582.8	1,629.9
Assumed conversion of dilutive stock options and awards	36.8	—	38.7	35.8
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,609.6	1,623.5	1,621.5	1,665.7

Earnings (loss) per common share:
Basic	$0.70	$(0.57)	$1.92	$0.49
Diluted	$0.68	$(0.57)	$1.87	$0.48

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
The majority of derivatives outstanding as of February 28, 2019 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Chinese Yuan/U.S. Dollar and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.
The following table presents the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of February 28, 2019 and May 31, 2018. Refer to Note 4 — Fair Value Measurements for a description of how the financial instruments in the table below are valued.

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	February 28, 2019	May 31, 2018	Balance Sheet Location	February 28, 2019	May 31, 2018
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$343	$118	Accrued liabilities	$58	$156
Foreign exchange forwards and options	Deferred income taxes and other assets	67	152	Deferred income taxes and other liabilities	—	—
Total derivatives formally designated as hedging instruments		410	270		58	156
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	71	119	Accrued liabilities	25	26
Embedded derivatives	Prepaid expenses and other current assets	1	3	Accrued liabilities	4	2
Foreign exchange forwards and options	Deferred income taxes and other assets	—	—	Deferred income taxes and other liabilities	—	—
Embedded derivatives	Deferred income taxes and other assets	6	8	Deferred income taxes and other liabilities	2	6
Total derivatives not designated as hedging instruments		78	130		31	34
TOTAL DERIVATIVES		$488	$400		$89	$190
The following tables present the amounts in the Unaudited Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the three and nine months ended February 28, 2019 and 2018:

	Three Months Ended February 28, 2019		Three Months Ended February 28, 2018
(In millions)	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Revenues	$9,611	$1	$8,984	$9
Cost of sales	5,272	34	5,046	(41)
Other (income) expense, net	(55)	18	(1)	(15)
Interest expense (income), net	12	(2)	13	(1)

	Nine Months Ended February 28, 2019		Nine Months Ended February 28, 2018
(In millions)	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Revenues	$28,933	$9	$26,608	$24
Cost of sales	16,092	—	15,030	(17)
Other (income) expense, net	(50)	9	35	(33)
Interest expense (income), net	37	(5)	42	(5)

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended February 28, 2019 and 2018:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives(1)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income(1)
	Three Months Ended February 28,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Three Months Ended February 28,
	2019	2018		2019	2018
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(50)	$7	Revenues	$1	$9
Foreign exchange forwards and options	(1)	(118)	Cost of sales	34	(41)
Foreign exchange forwards and options	2	—	Demand creation expense	—	—
Foreign exchange forwards and options	7	(47)	Other (income) expense, net	18	(15)
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(1)
Total designated cash flow hedges	$(42)	$(158)		$51	$(48)

(1)
For the three months ended February 28, 2019 and 2018, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives(1)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income(1)
	Nine Months Ended February 28,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Nine Months Ended February 28,
	2019	2018		2019	2018
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(31)	$26	Revenues	$9	$24
Foreign exchange forwards and options	273	(382)	Cost of sales	—	(17)
Foreign exchange forwards and options	2	1	Demand creation expense	—	—
Foreign exchange forwards and options	112	(169)	Other (income) expense, net	9	(33)
Interest rate swaps(2)	—	—	Interest expense (income), net	(5)	(5)
Total designated cash flow hedges	$356	$(524)		$13	$(31)

(1)
For the nine months ended February 28, 2019 and 2018, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended February 28,		Nine Months Ended February 28,		Location of Gain (Loss) Recognized in Income on Derivatives
(In millions)	2019	2018	2019	2018
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(59)	$(101)	$129	$(270)	Other (income) expense, net
Embedded derivatives	(2)	1	2	(3)	Other (income) expense, net
Cash Flow Hedges
All changes in fair value of derivatives designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss) until Net income (loss) is affected by the variability of cash flows of the hedged transaction. Effective hedge results are classified in the Unaudited Condensed Consolidated Statements of Income in the same manner as the underlying exposure. Derivative instruments designated as cash flow hedges must be discontinued when it is no longer probable the forecasted hedged transaction will occur in the initially identified time period. The gains and losses associated with discontinued derivative instruments in Accumulated other comprehensive income (loss) will be recognized immediately in Other (income) expense, net, if it is probable the forecasted hedged transaction will not occur by the end of the initially identified time period or within an additional two-month period thereafter. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will account for the derivative as an undesignated instrument as discussed below.

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
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $9.7 billion as of February 28, 2019.
As of February 28, 2019, approximately $287 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income (loss) during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income (loss). Actual amounts ultimately reclassified to Net income (loss) are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of February 28, 2019, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions was 15 months.
Fair Value Hedges
The Company has, in the past, been exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The Company had no interest rate swaps designated as fair value hedges as of February 28, 2019.
Net Investment Hedges
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, are reported in Accumulated other comprehensive income (loss) along with the foreign currency translation adjustments on those investments. The Company had no outstanding net investment hedges as of February 28, 2019.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $6.0 billion as of February 28, 2019.
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
As of February 28, 2019, the total notional amount of embedded derivatives outstanding was approximately $419 million.
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

The Company’s derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of February 28, 2019, the Company was in compliance with all credit risk-related contingent features and had derivative instruments with credit risk-related contingent features in a net liability position of $1 million. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of February 28, 2019, the Company had $137 million of cash collateral received from various counterparties to its derivative contracts (refer to Note 4 — Fair Value Measurements). The Company considers the impact of the risk of counterparty default to be immaterial.

Note 10 — Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss), net of tax, for the three and nine months ended February 28, 2019 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at November 30, 2018	$(303)	$451	$115	$(54)	$209
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	79	(43)	—	(3)	33
Reclassifications to net income of previously deferred (gains) losses(3)	—	(48)	—	3	(45)
Total other comprehensive income (loss)	79	(91)	—	—	(12)
Balance at February 28, 2019	$(224)	$360	$115	$(54)	$197

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income (loss) upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $(1) million, $0 million, $0 million and $(1) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $3 million, $0 million, $0 million and $3 million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2018	$(173)	$17	$115	$(51)	$(92)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(51)	351	—	5	305
Reclassifications to net income of previously deferred (gains) losses(3)	—	(8)	—	(8)	(16)
Total other comprehensive income (loss)	(51)	343	—	(3)	289
Balance at February 28, 2019	$(224)	$360	$115	$(54)	$197

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income (loss) upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $(5) million, $0 million, $0 million and $(5) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $5 million, $0 million, $0 million and $5 million, respectively.

The changes in Accumulated other comprehensive income (loss), net of tax, for the three and nine months ended February 28, 2018 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at November 30, 2017	$(177)	$(439)	$115	$(86)	$(587)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	51	(156)	—	(15)	(120)
Reclassifications to net income (loss) of previously deferred (gains) losses(3)	—	49	—	17	66
Total other comprehensive income (loss)	51	(107)	—	2	(54)
Reclassification to retained earnings in accordance with ASU 2018-02	24	(7)	—	—	17
Balance at February 28, 2018	$(102)	$(553)	$115	$(84)	$(624)

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income (loss) upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $2 million, $0 million, $0 million and $2 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $1 million, $0 million, $1 million and $2 million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2017	$(191)	$(52)	$115	$(85)	$(213)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	65	(523)	—	(35)	(493)
Reclassifications to net income of previously deferred (gains) losses(3)	—	29	—	36	65
Total other comprehensive income (loss)	65	(494)	—	1	(428)
Reclassification to retained earnings in accordance with ASU 2018-02	24	(7)	—	—	17
Balance at February 28, 2018	$(102)	$(553)	$115	$(84)	$(624)

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income (loss) upon sale or upon complete or substantially complete liquidation of the respective entity.

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

The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2019	2018	2019	2018
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$1	$9	$9	$24	Revenues
Foreign exchange forwards and options	34	(41)	—	(17)	Cost of sales
Foreign exchange forwards and options	18	(15)	9	(33)	Other (income) expense, net
Interest rate swaps	(2)	(1)	(5)	(5)	Interest expense (income), net
Total before tax	51	(48)	13	(31)
Tax (expense) benefit	(3)	(1)	(5)	2
Gain (loss) net of tax	48	(49)	8	(29)
Gains (losses) on other	(3)	(16)	8	(35)	Other (income) expense, net
Total before tax	(3)	(16)	8	(35)
Tax (expense) benefit	—	(1)	—	(1)
Gain (loss) net of tax	(3)	(17)	8	(36)
Total net gain (loss) reclassified for the period	$45	$(66)	$16	$(65)

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
At February 28, 2019, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. Consideration for trademark licensing contracts is earned through sales-based or usage-based royalty arrangements and the associated revenues are recognized over the license period. Licensing revenues for the three and nine months ended February 28, 2019 were immaterial and are included in the results for the NIKE Brand geographic operating segments, Global Brand Divisions and Converse.
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

Disaggregation of Revenues
The following tables present the Company’s revenues disaggregated by reportable operating segment, major product line and by distribution channel for the three and nine months ended February 28, 2019:

	Three Months Ended February 28, 2019
	North America	Europe, Middle East & Africa	Greater China	Asia Pacific & Latin America	Global Brand Divisions	Total NIKE Brand	Converse	Corporate	Total NIKE, Inc.

(In millions)
Revenues by:
Footwear	$2,509	$1,589	$1,115	$909	$—	$6,122	$405	$—	$6,527
Apparel	1,173	750	444	340	—	2,707	27	—	2,734
Equipment	128	96	29	58	—	311	5	—	316
Other(1)	—	—	—	—	8	8	26	—	34
TOTAL REVENUES	$3,810	$2,435	$1,588	$1,307	$8	$9,148	$463	$—	$9,611
Revenues by:
Sales to Wholesale Customers	$2,547	$1,785	$936	$906	$—	$6,174	$308	$—	$6,482
Sales through Direct to Consumer	1,263	650	652	401	—	2,966	129	—	3,095
Other(1)	—	—	—	—	8	8	26	—	34
TOTAL REVENUES	$3,810	$2,435	$1,588	$1,307	$8	$9,148	$463	$—	$9,611

(1)
Other revenues for Global Brand Divisions and Converse are primarily attributable to licensing businesses. Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through the Company’s central foreign exchange risk management program.

	Nine Months Ended February 28, 2019
	North America	Europe, Middle East & Africa	Greater China	Asia Pacific & Latin America	Global Brand Divisions	Total NIKE Brand	Converse	Corporate	Total NIKE, Inc.

(In millions)
Revenues by:
Footwear	$7,309	$4,650	$3,095	$2,669	$—	$17,723	$1,222	$—	$18,945
Apparel	3,985	2,374	1,314	1,032	—	8,705	93	—	8,798
Equipment	443	331	102	174	—	1,050	18	—	1,068
Other(1)	—	—	—	—	33	33	82	7	122
TOTAL REVENUES	$11,737	$7,355	$4,511	$3,875	$33	$27,511	$1,415	$7	$28,933
Revenues by:
Sales to Wholesale Customers	$8,031	$5,318	$2,704	$2,777	$—	$18,830	$930	$—	$19,760
Sales through Direct to Consumer	3,706	2,037	1,807	1,098	—	8,648	403	—	9,051
Other(1)	—	—	—	—	33	33	82	7	122
TOTAL REVENUES	$11,737	$7,355	$4,511	$3,875	$33	$27,511	$1,415	$7	$28,933

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
Estimates of discretionary authorized returns, discounts and claims are based on (1) historical rates, (2) specific identification of outstanding returns not yet received from customers and outstanding discounts and claims and (3) estimated returns, discounts and claims expected, but not yet finalized with customers. Actual returns, discounts and claims in any future period are inherently uncertain and thus may differ from estimates recorded. If actual or expected future returns, discounts or claims were significantly greater or lower than the reserves established, a reduction or increase to net revenues would be recorded in the period in which such determination was made. At February 28, 2019, the Company’s sales-related reserve balance, which includes returns, post-invoice sales discounts and miscellaneous claims, was $1,244 million and recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. The estimated cost of inventory for expected product returns was $426 million as of February 28, 2019 and was recorded in Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets. At May 31, 2018, the Company’s sales-related reserve balance, which includes returns, post-invoice sales discounts and miscellaneous claims, was $675 million, net of the estimated cost of inventory for expected product returns, and recognized as a reduction in Accounts receivable, net on the Consolidated Balance Sheets.

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
The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”), which represents Net income (loss) before Interest expense (income), net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income.
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

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2019	2018	2019	2018
REVENUES
North America	$3,810	$3,571	$11,737	$10,980
Europe, Middle East & Africa	2,435	2,299	7,355	6,776
Greater China	1,588	1,336	4,511	3,666
Asia Pacific & Latin America	1,307	1,268	3,875	3,730
Global Brand Divisions	8	21	33	64
Total NIKE Brand	9,148	8,495	27,511	25,216
Converse	463	483	1,415	1,374
Corporate	—	6	7	18
TOTAL NIKE, INC. REVENUES	$9,611	$8,984	$28,933	$26,608
EARNINGS BEFORE INTEREST AND TAXES
North America	$916	$840	$2,877	$2,625
Europe, Middle East & Africa	538	417	1,489	1,205
Greater China	639	496	1,702	1,268
Asia Pacific & Latin America	339	298	983	849
Global Brand Divisions	(788)	(649)	(2,432)	(1,926)
Total NIKE Brand	1,644	1,402	4,619	4,021
Converse	79	69	221	206
Corporate	(420)	(299)	(1,245)	(1,075)
Total NIKE, Inc. Earnings Before Interest and Taxes	1,303	1,172	3,595	3,152
Interest expense (income), net	12	13	37	42
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,291	$1,159	$3,558	$3,110

	As of February 28,	As of May 31,
(In millions)	2019	2018
ACCOUNTS RECEIVABLE, NET(1)
North America	$1,810	$1,443
Europe, Middle East & Africa	1,241	870
Greater China	289	101
Asia Pacific & Latin America	783	720
Global Brand Divisions	111	102
Total NIKE Brand	4,234	3,236
Converse	281	240
Corporate	34	22
TOTAL ACCOUNTS RECEIVABLE, NET	$4,549	$3,498
INVENTORIES
North America	$2,260	$2,270
Europe, Middle East & Africa	1,271	1,433
Greater China	723	580
Asia Pacific & Latin America	708	687
Global Brand Divisions	96	91
Total NIKE Brand	5,058	5,061
Converse	259	268
Corporate	98	(68)
TOTAL INVENTORIES	$5,415	$5,261
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$838	$848
Europe, Middle East & Africa	921	849
Greater China	244	256
Asia Pacific & Latin America	321	339
Global Brand Divisions	631	597
Total NIKE Brand	2,955	2,889
Converse	105	115
Corporate	1,628	1,450
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,688	$4,454

(1)
Accounts receivable, net as of February 28, 2019 reflects the Company’s fiscal 2019 adoption of Topic 606. Refer to Note 1 — Summary of Significant Accounting Policies for additional information on the adoption of the new standard.

Note 13 — Commitments and Contingencies
As of February 28, 2019, the Company had bank guarantees and letters of credit outstanding totaling $172 million, issued primarily for real estate agreements, self-insurance programs and other general business obligations.
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
For the third quarter of fiscal 2019, NIKE, Inc. Revenues increased 7% to $9.6 billion compared to the third quarter of fiscal 2018. On a currency-neutral basis, Revenues increased 11%. Net income for the third quarter of fiscal 2019 was $1.1 billion and diluted earnings per common share was $0.68, compared to a net loss of $921 million and diluted loss per common share of $0.57 for the third quarter of fiscal 2018.
Income before income taxes increased 11% compared to the third quarter of fiscal 2018, primarily driven by revenue growth and gross margin expansion, partially offset by higher selling and administrative expense. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, delivered 8% revenue growth. On a currency-neutral basis, NIKE Brand revenues grew 12%, driven by higher revenues across all geographies, footwear and apparel, as well as growth in most key categories, led by Sportswear and the Jordan Brand. Revenues for Converse decreased 4% and 2% on a reported and currency-neutral basis, respectively, primarily due to declines in the United States of America (“U.S.”) and Europe, partially offset by revenue growth in Asia.
Our effective tax rate was 14.7% for the third quarter of fiscal 2019 compared to 179.5% for the third quarter of fiscal 2018, which included one-time charges related to the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act").
Diluted earnings per common share reflects a 1% decline in the diluted weighted average common shares outstanding compared to the third quarter of fiscal 2018, primarily driven by our share repurchase program.
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

Results of Operations

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in millions, except per share data)	2019	2018	% Change	2019	2018	% Change
Revenues	$9,611	$8,984	7%	$28,933	$26,608	9%
Cost of sales	5,272	5,046	4%	16,092	15,030	7%
Gross profit	4,339	3,938	10%	12,841	11,578	11%
Gross margin	45.1%	43.8%		44.4%	43.5%
Demand creation expense	865	862	0%	2,739	2,594	6%
Operating overhead expense	2,226	1,905	17%	6,557	5,797	13%
Total selling and administrative expense	3,091	2,767	12%	9,296	8,391	11%
% of revenues	32.2%	30.8%		32.1%	31.5%
Interest expense (income), net	12	13	—	37	42	—
Other (income) expense, net	(55)	(1)	—	(50)	35	—
Income before income taxes	1,291	1,159	11%	3,558	3,110	14%
Income tax expense	190	2,080	-91%	518	2,314	-78%
Effective tax rate	14.7%	179.5%		14.6%	74.4%
NET INCOME (LOSS)	$1,101	$(921)	n/m	$3,040	$796	282%
Diluted earnings (loss) per common share	$0.68	$(0.57)	n/m	$1.87	$0.48	290%
n/m - Not meaningful as a result of the net loss incurred for the three months ended February 28, 2018, due to the enactment of the U.S. Tax Cuts and Jobs Act.

Consolidated Operating Results
Revenues

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2019	2018	% Change	% Change Excluding Currency Changes(1)	2019	2018	% Change	% Change Excluding Currency Changes(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$6,122	$5,605	9%	13%	$17,723	$16,124	10%	13%
Apparel	2,707	2,555	6%	10%	8,705	7,968	9%	12%
Equipment	311	314	-1%	4%	1,050	1,060	-1%	2%
Global Brand Divisions(2)	8	21	-62%	-57%	33	64	-48%	-49%
TOTAL NIKE BRAND	9,148	8,495	8%	12%	27,511	25,216	9%	12%
Converse	463	483	-4%	-2%	1,415	1,374	3%	4%
Corporate(3)	—	6	—	—	7	18	—	—
TOTAL NIKE, INC. REVENUES	$9,611	$8,984	7%	11%	$28,933	$26,608	9%	11%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,174	$5,863	5%	10%	$18,830	$17,522	7%	10%
Sales through NIKE Direct	2,966	2,611	14%	17%	8,648	7,630	13%	16%
Global Brand Divisions(2)	8	21	-62%	-57%	33	64	-48%	-49%
TOTAL NIKE BRAND REVENUES	$9,148	$8,495	8%	12%	$27,511	$25,216	9%	12%

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

On a currency-neutral basis, NIKE, Inc. Revenues grew 11% for both the third quarter and first nine months of fiscal 2019. Revenue growth was broad-based across all NIKE Brand geographies for both periods presented, as well as Converse for the year-to-date period. Higher revenues in Greater China; Europe, Middle East & Africa (EMEA); and North America each contributed approximately 3 percentage points of growth to NIKE, Inc. Revenues for both the third quarter and first nine months of fiscal 2019. Asia Pacific & Latin America (APLA) contributed approximately 2 percentage points of growth for both periods presented.
Currency-neutral NIKE Brand footwear revenues increased 13% for both the third quarter and first nine months of fiscal 2019, reflecting growth in nearly all key categories, led by Sportswear, Running and the Jordan Brand, with the Jordan Brand having a greater impact than Running in the third quarter. For the third quarter of fiscal 2019, unit sales of footwear increased 6% and higher average selling price (ASP) per pair contributed approximately 7 percentage points of footwear revenue growth due to higher ASP from full-price sales, on a wholesale equivalent basis, as well as higher ASP in NIKE Direct. For the first nine months of fiscal 2019, unit sales of footwear increased approximately 8% and higher ASP per pair contributed approximately 5 percentage points of footwear revenue growth due to higher ASPs from full-price and NIKE Direct sales.
For the third quarter and first nine months of fiscal 2019, currency-neutral NIKE Brand apparel revenues grew 10% and 12%, respectively. Growth for both periods presented was led by Sportswear. Unit sales of apparel increased 2% and 6% for the third quarter and first nine months of fiscal 2019, respectively, and higher ASP per unit contributed approximately 8 and 6 percentage points of apparel revenue growth for the respective periods. For the third quarter and first nine months of fiscal 2019, the increase in ASP per unit was primarily a result of higher full-price and NIKE Direct ASPs.
On a reported basis, NIKE Direct revenues represented approximately 32% and 31% of our total NIKE Brand revenues for the third quarter and first nine months of fiscal 2019, respectively, compared to approximately 31% and 30% for the third quarter and first nine months of fiscal 2018, respectively. Digital commerce sales were $1,034 million and $2,781 million for the third quarter and first nine months of fiscal 2019, respectively, compared to $774 million and $2,051 million for the respective prior year periods. On a currency-neutral basis, NIKE Direct revenues increased 17% for the third quarter of fiscal 2019, driven by strong digital commerce sales growth of 36%, comparable store sales growth of 7% and the addition of new stores. For the first nine months of fiscal 2019, currency-neutral NIKE Direct revenues grew 16%, driven by a 37% increase in digital commerce sales, 6% growth in comparable store sales and the addition of new stores. Comparable store sales, which exclude digital commerce sales, comprises revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year.

Gross Margin

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Gross profit	$4,339	$3,938	10%	$12,841	$11,578	11%
Gross margin	45.1%	43.8%	130 bps	44.4%	43.5%	90 bps
For the third quarter and first nine months of fiscal 2019, our consolidated gross margin was 130 and 90 basis points higher than the respective prior year periods, primarily reflecting the following factors:

•
Higher NIKE Brand full-price ASP, net of discounts and on a wholesale equivalent basis, (increasing gross margin approximately 270 basis points for the third quarter and 190 basis points for the first nine months);

•	Favorable changes in net foreign currency exchange rates, including hedges, (increasing gross margin approximately 70 basis points for the third quarter and 20 basis points for the first nine months);

•	Improved margins in our NIKE Direct business (increasing gross margin approximately 20 basis points for the third quarter and 30 basis points for the first nine months); and

•	Higher NIKE Brand product costs, on a wholesale equivalent basis, (decreasing gross margin approximately 240 basis points for the third quarter and 160 basis points for the first nine months).
Total Selling and Administrative Expense

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Demand creation expense(1)	$865	$862	0%	$2,739	$2,594	6%
Operating overhead expense	2,226	1,905	17%	6,557	5,797	13%
Total selling and administrative expense	$3,091	$2,767	12%	$9,296	$8,391	11%
% of revenues	32.2%	30.8%	140 bps	32.1%	31.5%	60 bps

(1)
Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary product, television, digital and print advertising and media costs, brand events and retail brand presentation.

Demand creation expense was relatively flat for the third quarter of fiscal 2019, primarily due to higher retail brand presentation costs, as well as higher advertising and marketing expenses, offset by lower sports marketing costs. For the first nine months of fiscal 2019, Demand creation expense increased 6%, driven by higher sports marketing and retail brand presentation costs, as well as higher advertising and marketing expenses. Changes in foreign currency exchange rates reduced Demand creation expense by approximately 3 percentage points for the third quarter and approximately 2 percentage points for the first nine months.
Operating overhead expense increased 17% and 13% for the third quarter and first nine months of fiscal 2019, respectively, primarily driven by higher wage-related and administrative costs resulting from investments in data and analytics capabilities, digital commerce platforms and our initial investment in a new enterprise resource planning tool, all of which are in an effort to accelerate our end to end digital transformation. In addition, changes in foreign currency exchange rates reduced Operating overhead expense by approximately 3 percentage points for the third quarter and approximately 1 percentage point for the first nine months.
Other (Income) Expense, Net

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2019	2018	2019	2018
Other (income) expense, net	$(55)	$(1)	$(50)	$35
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the third quarter of fiscal 2019, Other (income) expense, net increased from $1 million of other income, net to $55 million in the current year, primarily due to a $40 million net beneficial change in foreign currency conversion gains and losses, including hedges.
For the first nine months of fiscal 2019, Other (income) expense, net changed from $35 million of other expense, net in the prior year to $50 million of other income, net in the current year, primarily due to a $68 million net favorable change in foreign currency conversion gains and losses, including hedges.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had unfavorable impacts of approximately $33 million and $48 million on our Income before income taxes for the third quarter and first nine months of fiscal 2019, respectively.

Income Taxes

	Three Months Ended February 28,			Nine Months Ended February 28,
	2019	2018	% Change	2019	2018	% Change
Effective tax rate	14.7%	179.5%	—	14.6%	74.4%	—
Our effective tax rate was 14.7% and 14.6% for the third quarter and first nine months ended February 28, 2019, respectively, compared to 179.5% and 74.4% for the respective prior year periods. The decrease in the Company’s effective tax rate was driven by one-time charges in fiscal 2018 related to the enactment of the Tax Act.

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

The breakdown of revenues is as follows:

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2019	2018	% Change	% Change Excluding Currency Changes(1)	2019	2018	% Change	% Change Excluding Currency Changes(1)
North America	$3,810	$3,571	7%	7%	$11,737	$10,980	7%	7%
Europe, Middle East & Africa	2,435	2,299	6%	12%	7,355	6,776	9%	12%
Greater China	1,588	1,336	19%	24%	4,511	3,666	23%	25%
Asia Pacific & Latin America	1,307	1,268	3%	14%	3,875	3,730	4%	14%
Global Brand Divisions(2)	8	21	-62%	-57%	33	64	-48%	-49%
TOTAL NIKE BRAND	9,148	8,495	8%	12%	27,511	25,216	9%	12%
Converse	463	483	-4%	-2%	1,415	1,374	3%	4%
Corporate(3)	—	6	—	—	7	18	—	—
TOTAL NIKE, INC. REVENUES	$9,611	$8,984	7%	11%	$28,933	$26,608	9%	11%

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

The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”), which represents Net income (loss) before Interest expense (income), net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income. As discussed in Note 12 — Operating Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in EBIT of our operating segments.
The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
North America	$916	$840	9%	$2,877	$2,625	10%
Europe, Middle East & Africa	538	417	29%	1,489	1,205	24%
Greater China	639	496	29%	1,702	1,268	34%
Asia Pacific & Latin America	339	298	14%	983	849	16%
Global Brand Divisions	(788)	(649)	-21%	(2,432)	(1,926)	-26%
TOTAL NIKE BRAND	1,644	1,402	17%	4,619	4,021	15%
Converse	79	69	14%	221	206	7%
Corporate	(420)	(299)	-40%	(1,245)	(1,075)	-16%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES	1,303	1,172	11%	3,595	3,152	14%
Interest expense (income), net	12	13	—	37	42	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,291	$1,159	11%	$3,558	$3,110	14%

North America

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2019	2018	% Change	% Change Excluding Currency Changes	2019	2018	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,509	$2,293	9%	10%	$7,309	$6,797	8%	8%
Apparel	1,173	1,153	2%	2%	3,985	3,731	7%	7%
Equipment	128	125	2%	2%	443	452	-2%	-2%
TOTAL REVENUES	$3,810	$3,571	7%	7%	$11,737	$10,980	7%	7%
Revenues by:
Sales to Wholesale Customers	$2,547	$2,382	7%	7%	$8,031	$7,507	7%	7%
Sales through NIKE Direct	1,263	1,189	6%	6%	3,706	3,473	7%	7%
TOTAL REVENUES	$3,810	$3,571	7%	7%	$11,737	$10,980	7%	7%
EARNINGS BEFORE INTEREST AND TAXES	$916	$840	9%		$2,877	$2,625	10%

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
On a currency-neutral basis, for both the third quarter and first nine months of fiscal 2019, North America revenues increased 7%, driven by growth in several key categories for the quarter-to-date period and nearly all key categories for the year-to-date period, led by Sportswear. NIKE Direct revenues increased 6% and 7% for the third quarter and first nine months, respectively, as higher digital commerce sales and the addition of new stores more than offset an 8% and 4% decline in comparable store sales, for the respective periods. The decline in comparable store sales for both periods presented was due to higher sales in NIKE Brand in-line stores being more than offset by declines in NIKE Brand Factory Stores ("NFS"), as growth in our full-price channel has impacted the availability of inventory for sale at NFS.
On a currency-neutral basis, footwear revenues increased 10% and 8% for the third quarter and first nine months of fiscal 2019, respectively, driven by growth in several key categories, led by Sportswear. Unit sales of footwear increased 2% and 3% for the third quarter and first nine months, respectively, while higher ASP per pair contributed approximately 8 and 5 percentage points of footwear revenue growth for the respective periods. For both the third quarter and first nine months, the increase in ASP per pair was primarily due to higher full-price ASP, in part reflecting lower discounts, as well as higher ASP in our NIKE Direct business.
Apparel revenues increased 2% for the third quarter of fiscal 2019, primarily driven by growth in Sportswear, partially offset by declines in our NIKE Basketball category. The decline in NIKE Basketball apparel revenues was due to the timing of launch of our NBA partnership in 2018, which resulted in a greater concentration of sales in the third quarter of 2018 as compared to sales being more evenly distributed over 2019. For the first nine months of fiscal 2019, apparel revenues increased 7%, led by Sportswear and NIKE Basketball. For the third quarter, unit sales of apparel decreased 1%, while higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth. For the first nine months unit sales increased 4% and higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth. For both the third quarter and first nine months, the increase in ASP per unit was primarily a result of higher full-price ASP, in part reflecting lower discounts, as well as higher ASP in our NIKE Direct business.
Reported EBIT increased 9% for the third quarter of fiscal 2019, driven by revenue growth and gross margin expansion. Gross margin increased 50 basis points as higher full-price ASP, in part reflecting lower discounts, as well as favorable full-price mix more than offset higher product costs. Selling and administrative expense increased due to higher operating overhead and demand creation expenses. Growth in operating overhead expense was primarily driven by higher wage-related costs. Demand creation expense increased as higher marketing and advertising costs were partially offset by lower sports marketing costs.
Reported EBIT increased 10% for the first nine months of fiscal 2019, reflecting higher revenues, gross margin expansion and selling and administrative expense leverage. Gross margin increased 40 basis points as higher full-price ASP, in part reflecting lower discounts, as well as favorable full-price mix more than offset higher product costs. Selling and administrative expense grew due to higher demand creation and operating overhead expenses. The increase in demand creation expense was primarily due to higher advertising and marketing costs. Operating overhead expense increased as a result of higher wage-related costs, partially offset by a decrease in bad debt expense.

Europe, Middle East & Africa

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2019	2018	% Change	% Change Excluding Currency Changes	2019	2018	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,589	$1,489	7%	13%	$4,650	$4,250	9%	13%
Apparel	750	713	5%	11%	2,374	2,199	8%	11%
Equipment	96	97	-1%	5%	331	327	1%	4%
TOTAL REVENUES	$2,435	$2,299	6%	12%	$7,355	$6,776	9%	12%
Revenues by:
Sales to Wholesale Customers	$1,785	$1,705	5%	11%	$5,318	$4,952	7%	11%
Sales through NIKE Direct	650	594	9%	15%	2,037	1,824	12%	14%
TOTAL REVENUES	$2,435	$2,299	6%	12%	$7,355	$6,776	9%	12%
EARNINGS BEFORE INTEREST AND TAXES	$538	$417	29%		$1,489	$1,205	24%
On a currency-neutral basis, EMEA revenues for both the third quarter and first nine months of fiscal 2019 grew 12%, driven by balanced growth across all territories. Revenues increased in most key categories, led by strong growth in Sportswear and, to a lesser extent, the Jordan Brand. For the third quarter and first nine months, NIKE Direct revenues increased 15% and 14%, respectively. For the third quarter, revenue growth was due to comparable store sales growth of 13%, higher digital commerce sales and the addition of new stores. For the first nine months, revenue growth was driven by strong digital commerce sales, comparable store sales growth of 10% and the addition of new stores.
Currency-neutral footwear revenue grew 13% for both the third quarter and first nine months of fiscal 2019, driven by higher revenues in most key categories, led by Sportswear. For the third quarter and first nine months, unit sales of footwear increased 8% and 10%, respectively, and higher ASP per pair contributed approximately 5 and 3 percentage points of footwear revenue growth for the respective periods. For the third quarter, higher ASP per pair was primarily driven by higher full-price ASP. For the first nine months, higher ASP per pair primarily resulted from higher full-price and NIKE Direct ASPs.
For both the third quarter and first nine months of fiscal 2019, currency-neutral apparel revenues increased 11%, primarily due to growth in Sportswear, Football (Soccer) and the Jordan Brand. For both periods presented, unit sales of apparel increased 6% and higher ASP per unit contributed approximately 5 percentage points of apparel revenue growth. For the third quarter and first nine months of fiscal 2019, higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs.
Reported EBIT increased 29% for the third quarter of fiscal 2019, primarily due to strong revenue growth, gross margin expansion and selling and administrative expense leverage. Gross margin increased 380 basis points, reflecting favorable standard foreign currency exchange rates and higher full-price ASP, partially offset by higher product costs. Selling and administrative expense increased due to higher operating overhead expense, partially offset by lower demand creation expense. The increase in operating overhead expense was primarily driven by higher wage-related and administrative costs. The decrease in demand creation expense was primarily due to lower sports marketing and retail brand presentation costs, partially offset by higher advertising and marketing expenses, all of which were favorably impacted by changes in foreign currency exchange rates, specifically the Euro.
Reported EBIT increased 24% for the first nine months of fiscal 2019, primarily due to strong revenue growth, gross margin expansion and selling and administrative expense leverage. Gross margin increased 200 basis points as favorable standard foreign currency exchange rates and higher full-price ASP more than offset higher product costs. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Growth in operating overhead expense was primarily due to higher wage-related and administrative costs. The increase in demand creation expense was primarily driven by higher advertising and marketing expenses, as well as higher sports marketing costs.

Greater China

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2019	2018	% Change	% Change Excluding Currency Changes	2019	2018	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,115	$939	19%	23%	$3,095	$2,493	24%	26%
Apparel	444	368	21%	26%	1,314	1,074	22%	24%
Equipment	29	29	0%	8%	102	99	3%	5%
TOTAL REVENUES	$1,588	$1,336	19%	24%	$4,511	$3,666	23%	25%
Revenues by:
Sales to Wholesale Customers	$936	$848	10%	15%	$2,704	$2,286	18%	20%
Sales through NIKE Direct	652	488	34%	39%	1,807	1,380	31%	34%
TOTAL REVENUES	$1,588	$1,336	19%	24%	$4,511	$3,666	23%	25%
EARNINGS BEFORE INTEREST AND TAXES	$639	$496	29%		$1,702	$1,268	34%
On a currency-neutral basis, Greater China revenues increased 24% and 25% for the third quarter and first nine months of fiscal 2019, respectively, driven by higher revenues in nearly all categories, led by Sportswear, the Jordan Brand and NIKE Basketball. For the third quarter and first nine months, NIKE Direct revenues increased 39% and 34%, respectively, fueled by strong digital commerce sales growth, comparable store sales growth of 24% and 20% for the third quarter and first nine months of fiscal 2019, respectively, and the addition of new stores.
Currency-neutral footwear revenues increased 23% and 26% for the third quarter and first nine months of fiscal 2019, respectively, driven by growth in most key categories, led by Sportswear and the Jordan Brand. Unit sales of footwear increased 10% and 21% for the third quarter and first nine months, respectively, and ASP per pair contributed approximately 13 and 5 percentage points of footwear revenue growth for the respective periods, primarily due to higher NIKE Direct and full-price ASPs.
For the third quarter and first nine months of fiscal 2019, currency-neutral apparel revenues grew 26% and 24%, respectively, driven by higher revenues in nearly all key categories, led by Sportswear and, to a lesser extent, the Jordan Brand and NIKE Basketball. Unit sales of apparel increased 10% and 14% for the third quarter and first nine months, while higher ASP per unit contributed approximately 16 and 10 percentage points of apparel revenue growth for the respective periods. For both the third quarter and first nine months of fiscal 2019, higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs.
Reported EBIT grew 29% for the third quarter of fiscal 2019, driven by strong revenue growth and gross margin expansion. Gross margin increased 310 basis points as higher full-price ASP, in part reflecting lower discounts, as well as favorable standard foreign currency exchange rates and expansion in NIKE Direct margins were partially offset by higher product costs. Selling and administrative expense increased due to higher demand creation and operating overhead expenses. Demand creation expense increased primarily due to higher retail brand presentation costs and operating overhead expense grew primarily as a result of higher administrative and wage-related expenses.
Reported EBIT grew 34% for the first nine months of fiscal 2019, reflecting strong revenue growth, gross margin expansion and selling and administrative expense leverage. Gross margin increased 190 basis points as higher full-price ASP, in part reflecting lower discounts, as well as higher NIKE Direct margins and favorable standard foreign currency exchange rates, more than offset higher product costs. Selling and administrative expense increased due to higher demand creation and operating overhead expenses. Demand creation expense increased primarily due to higher retail brand presentation and sports marketing expenses. Higher operating overhead expense was primarily due to higher wage-related costs.

Asia Pacific & Latin America

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2019	2018	% Change	% Change Excluding Currency Changes	2019	2018	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$909	$884	3%	13%	$2,669	$2,584	3%	14%
Apparel	340	321	6%	17%	1,032	964	7%	17%
Equipment	58	63	-8%	3%	174	182	-4%	6%
TOTAL REVENUES	$1,307	$1,268	3%	14%	$3,875	$3,730	4%	14%
Revenues by:
Sales to Wholesale Customers	$906	$928	-2%	8%	$2,777	$2,777	0%	11%
Sales through NIKE Direct	401	340	18%	29%	1,098	953	15%	24%
TOTAL REVENUES	$1,307	$1,268	3%	14%	$3,875	$3,730	4%	14%
EARNINGS BEFORE INTEREST AND TAXES	$339	$298	14%		$983	$849	16%
On a currency-neutral basis, APLA revenues increased 14% for both the third quarter and first nine months of fiscal 2019, driven by higher revenues in every territory. For the third quarter, territory revenue growth was led by Korea, SOCO (which comprises Argentina, Uruguay and Chile) and Japan, which increased 16%, 18% and 11%, respectively. For the first nine months, territory revenue growth was lead by SOCO, Korea and Japan, which increased 19%, 17% and 12%, respectively. For both periods presented, revenues increased in nearly every key category, led by Sportswear and, to a lesser extent, Running. NIKE Direct revenues grew 29% and 24% for the third quarter and first nine months of fiscal 2019, respectively, fueled by comparable store sales growth of 23% and 15% for the respective periods, higher digital commerce sales and the addition of new stores.
The increase in currency-neutral footwear revenues of 13% and 14% for the third quarter and first nine months of fiscal 2019, respectively, was attributable to growth in nearly all key categories, led by Sportswear and, to a lesser extent, Running. Unit sales of footwear increased 7% and 8% for the third quarter and first nine months, respectively, and higher ASP per pair contributed approximately 6 percentage points of footwear revenue growth for both periods presented, driven by higher full-price and NIKE Direct ASPs, in part reflecting inflationary conditions in our SOCO territory.
Currency-neutral apparel revenues grew 17% for both the third quarter and first nine months of fiscal 2019, driven by higher revenues in all key categories, most notably Sportswear. Unit sales of apparel increased 4% and 8% for the third quarter and first nine months, respectively, and higher ASP per unit contributed approximately 13 and 9 percentage points of apparel revenue growth, for the respective periods, primarily due to higher full-price and NIKE Direct ASPs, in part reflecting inflationary conditions in our SOCO territory.
Reported EBIT increased 14% for the third quarter of fiscal 2019 due to revenue growth, gross margin expansion and selling and administrative expense leverage. Gross margin expanded 190 basis points as higher full-price ASP and favorable standard foreign exchange rates more than offset higher product costs. Selling and administrative expense increased due to higher operating overhead expense, partially offset by lower demand creation expense. Operating overhead expense increased due to higher wage-related and administrative costs. Demand creation expense decreased, primarily due to lower advertising and marketing costs, as well as lower sports marketing expenses, all of which were favorably impacted by changes in foreign currency exchange rates, primarily the Argentine Peso (ARS).
For the first nine months of fiscal 2019, reported EBIT increased 16% due to revenue growth, gross margin expansion and selling and administrative expense leverage. Gross margin expanded 200 basis points as higher full-price ASP and expansion in NIKE Direct margins more than offset higher product costs. Selling and administrative expense increased due to higher demand creation expense, partially offset by lower operating overhead expense. The increase in demand creation expense was primarily due to higher retail brand presentation costs. Operating overhead expense decreased slightly as higher administrative and wage-related costs were more than offset by the favorable impact of changes from foreign currency exchange rates, primarily the ARS.
Global Brand Divisions

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2019	2018	% Change	% Change Excluding Currency Changes	2019	2018	% Change	% Change Excluding Currency Changes
Revenues	$8	$21	-62%	-57%	$33	$64	-48%	-49%
(Loss) Before Interest and Taxes	(788)	(649)	21%		(2,432)	(1,926)	26%
Global Brand Divisions primarily represent demand creation, operating overhead and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Global Brand Divisions’ loss before interest and taxes increased 21% and 26% for the third quarter and first nine months of fiscal 2019, respectively, primarily due to higher operating overhead expense, partially offset by lower demand creation expense. For both periods presented, operating overhead expense grew, primarily driven by higher wage-related and administrative costs resulting from investments in data and analytics capabilities, digital commerce platforms and our initial investment in a new enterprise resource planning tool, all of which are in an effort to accelerate our end to end digital transformation. Lower demand creation expense was primarily due to lower advertising and marketing costs for both periods presented.

Converse

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2019	2018	% Change	% Change Excluding Currency Changes	2019	2018	% Change	% Change Excluding Currency Changes
Revenues	$463	$483	-4%	-2%	$1,415	$1,374	3%	4%
Earnings Before Interest and Taxes	79	69	14%		221	206	7%
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
On a currency-neutral basis, Converse revenues declined 2% and increased 4% for the third quarter and first nine months of fiscal 2019, respectively. Comparable direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years) declined 2% and grew 3% for the third quarter and first nine months of fiscal 2019, respectively, reducing total Converse revenues by approximately 3% and increasing total Converse revenues by approximately 3% for the respective periods. Comparable direct distribution market unit sales decreased 4% and 1% for the third quarter and first nine months of fiscal 2019, respectively, while higher ASP per unit contributed approximately 2 and 4 percentage points of direct distribution markets revenue growth for the respective periods. On a territory basis, the decrease in comparable direct distribution markets revenues for the third quarter was primarily attributable to lower revenues in the United States and the United Kingdom, which more than offset revenue growth in Asia. For the first nine months of fiscal 2019, on a territory basis, the increase in comparable direct distribution markets revenues was primarily due to higher revenue in Asia, partially offset by lower revenues in the United States and the United Kingdom. Conversion of markets from licensed to direct distribution had minimal impact on total Converse revenues for both the third quarter and first nine months of fiscal 2019. Revenues from comparable licensed markets grew 15% and 12% for the third quarter and first nine months of fiscal 2019, respectively, due to revenue growth in Asia and Latin America, contributing approximately 1 percentage point of total Converse revenue growth for both periods presented.
Reported EBIT for Converse increased 14% for the third quarter of fiscal 2019 primarily due to gross margin expansion and lower selling and administrative expense, which more than offset lower revenues. Gross margin increased 290 basis points, driven by favorable standard foreign currency exchange rates, growth in our higher margin direct to consumer business and lower product costs. Selling and administrative expense decreased due to lower demand creation expense, which more than offset higher operating overhead expense. Lower demand creation expense was primarily due to lower advertising and marketing costs. Higher operating overhead expense was primarily a result of higher wage-related costs.
Reported EBIT for Converse increased 7% for the first nine months of fiscal 2019, driven by higher revenues and gross margin expansion, partially offset by higher selling and administrative expense. Gross margin increased 210 basis points, driven by favorable standard foreign currency exchange rates, growth in our higher margin direct to consumer business and, to a lesser extent, higher full-price ASP due to changes in product mix. Selling and administrative expense increased due to higher operating overhead expense, which more than offset lower demand creation expense. Higher operating overhead expense was driven by growth in administrative expenses and higher wage-related costs, in part to support investments in digital. Lower demand creation expense was primarily due to lower advertising and marketing costs.

Corporate

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Revenues	$—	$6	—	$7	$18	—
(Loss) Before Interest and Taxes	(420)	(299)	40%	(1,245)	(1,075)	16%
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
Corporate’s loss before interest and taxes increased $121 million and $170 million for the third quarter and first nine months of fiscal 2019, respectively, primarily due to the following:

•
an unfavorable change of $85 million and $92 million for the third quarter and the first nine months of fiscal 2019, respectively, primarily due to higher operating overhead expense resulting from higher wage-related costs;

•
an unfavorable change of $75 million and $146 million for the third quarter and first nine months of fiscal 2019, respectively, related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; reported as a component of consolidated gross margin; and

•
a favorable change in net foreign currency gains and losses of $39 million and $68 million for the third quarter and first nine months of fiscal 2019, respectively, related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.

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

Translational Exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders’ equity. In the translation of our Unaudited Condensed Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $356 million and a benefit of approximately $333 million for the three months ended February 28, 2019 and 2018, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $73 million and a benefit of approximately $72 million for the three months ended February 28, 2019 and 2018, respectively. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $674 million and a benefit of approximately $394 million for the nine months ended February 28, 2019 and 2018, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $116 million and a benefit of approximately $78 million for the nine months ended February 28, 2019 and 2018, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Argentina subsidiary within our APLA operating segment is operating in a hyper-inflationary market. As a result, beginning in the second quarter of fiscal 2019, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. Dollar. As of and for the period ended February 28, 2019, this change did not have a material impact on our results of operations or financial condition and we do not anticipate it will have a material impact in future periods based on current rates.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $33 million and $48 million on our Income before income taxes for the three and nine months ended February 28, 2019, respectively.
Net Investments in Foreign Subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and, therefore, the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for as net investment hedges in accordance with U.S. GAAP. There were no outstanding net investment hedges as of February 28, 2019 and 2018. There were no cash flows from net investment hedge settlements for the three and nine months ended February 28, 2019 and 2018.

Liquidity and Capital Resources
Cash Flow Activity
Cash provided by operations was $3,893 million for the first nine months of fiscal 2019, compared to $2,685 million for the first nine months of fiscal 2018. Net income, adjusted for non-cash items, generated $4,087 million of operating cash flows for the first nine months of fiscal 2019, compared to $1,962 million for the first nine months of fiscal 2018. The net change in working capital and other assets and liabilities resulted in a cash outflow of $194 million during fiscal 2019, a decrease of $917 million from the prior period presented. The first nine months of fiscal 2018 were impacted by the change in other liabilities due to the accrual of $1,242 million for the transition tax under the Tax Act. Cash provided by operations was further impacted by the net change in cash collateral with derivative counterparties as a result of hedging transactions. During the first nine months of fiscal 2019, we received cash collateral of $114 million, as compared to posting net cash collateral of $354 million during the first nine months of fiscal 2018. Refer to the Credit Risk section of Note 9 — Risk Management and Derivatives for additional details. Also impacting the change in cash provided by operations was a $463 million increase in Accounts receivable, net, driven by revenue growth.
Cash (used) provided by investing activities was a $121 million use of cash for the first nine months of fiscal 2019, compared to a $526 million source of cash for the first nine months of fiscal 2018. The primary driver of the change related to a cash inflow for the net purchases, sales and maturities of short-term investments of $720 million for the first nine months of fiscal 2019 as compared to $1,254 million for the first nine months of fiscal 2018. Additionally, investments in infrastructure increased to $846 million in the current period from $728 million in the prior period.
Cash used by financing activities increased to $4,267 million for the first nine months of fiscal 2019, from $3,448 million for the first nine months of fiscal 2018, primarily driven by higher share repurchases during the first nine months of fiscal 2019 compared to the prior period.

During the first nine months of fiscal 2019, we repurchased 43.7 million shares of NIKE’s Class B Common Stock for $3,386 million (an average price of $77.44 per share). During the third quarter of fiscal 2019, we completed the previous four-year, $12 billion share repurchase program authorized by our Board of Directors in November 2015. Throughout this program we purchased a total of 192.1 million shares for $12 billion (an average price of $62.47 per share). Immediately following the completion of this program, we began share repurchases under the new four-year, $15 billion program authorized by our Board of Directors in June 2018. Of the total 43.7 million shares repurchased during the first nine months of fiscal 2019, approximately 1.0 million shares were purchased under this new program at a cost of approximately $89.2 million (an average price of $85.08 per share). We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt.
Capital Resources
On July 21, 2016, we filed a shelf registration statement (the “Shelf”) with the SEC which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 21, 2019. For additional detail refer to Note 8 — Long Term Debt in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.
On August 28, 2015, we entered into a committed credit facility agreement with a syndicate of banks, which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one-year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. As of and for the nine months ended February 28, 2019, we had no amounts outstanding under the committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively. If our long-term debt ratings were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt ratings were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, as well as limits on the indebtedness we can incur relative to our net worth. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of February 28, 2019, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $2 billion commercial paper program. On June 1, 2018, we repaid $325 million of commercial paper outstanding and had no additional borrowings under this program as of and for the nine months ended February 28, 2019. We may continue to issue commercial paper or other debt securities during fiscal 2019 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.
To date, in fiscal 2019, we have not experienced difficulty accessing the credit markets or incurred higher interest costs; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of February 28, 2019, we had cash, cash equivalents and short-term investments totaling $4.0 billion, consisting primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of February 28, 2019, the weighted-average days to maturity of our cash equivalents and short-term investments portfolio was 34 days.
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
Off-Balance Sheet Arrangements
As of February 28, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2019.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal 2019, the Company completed the previous four-year, $12 billion share repurchase program authorized by the Board of Directors in November 2015. Throughout this program the Company purchased a total of 192.1 million shares at an average price of $62.47 per share. Upon completion of this program, the Company began purchasing shares under the new four-year, $15 billion share repurchase program authorized by the Board of Directors in June 2018. As of February 28, 2019, the Company had repurchased approximately 1.0 million shares at an average price of $85.08 per share for a total approximate cost of $89.2 million under the new program.
The following table presents a summary of share repurchases made by NIKE during the quarter ended February 28, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
December 1 — December 31, 2018	4,331,367	$72.61	4,331,367	$350
January 1 — January 31, 2019	3,320,058	$77.36	3,320,058	$93
February 1 — February 28, 2019	2,171,223	$83.97	2,171,223	$14,911
	9,822,648	$76.72	9,822,648

ITEM 6. Exhibits
(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 17, 2017).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
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
DATED: April 4, 2019