Form 10-K
period 2019-05-31
NIKE INC
filed 2019-07-23
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                         TO                         .

Commission File No. 1-10635
NIKE, Inc.
(Exact name of Registrant as specified in its charter)

OREGON	93-0584541
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
One Bowerman Drive, Beaverton, Oregon	97005-6453
(Address of principal executive offices)	(Zip Code)
(503) 671-6453
(Registrant's telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Class B Common Stock	NKE	New York Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
NONE

Indicate by check mark:									YES	NO
•	if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.								☑	☐
•	if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.								☐	☑
•
whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
									☑	☐
•
whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
									☑	☐
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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of November 30, 2018, the aggregate market values of the Registrant's Common Stock held by non-affiliates were:
Class A	$5,260,259,370
Class B	94,690,612,760
$99,950,872,130

As of July 19, 2019, the number of shares of the Registrant's Common Stock outstanding were:
Class A	315,024,752
Class B	1,251,863,621
1,566,888,373
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on September 19, 2019 are incorporated by reference into Part III of this Report.

NIKE, INC.
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
GENERAL
NIKE, Inc. was incorporated in 1967 under the laws of the State of Oregon. As used in this report, the terms “we,” “us,” “NIKE” and the “Company” refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, collectively, unless the context indicates otherwise. Our NIKE digital commerce website is located at www.nike.com. On our NIKE corporate website, located at investors.nike.com, we post the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended. Our definitive Proxy Statements are also posted on our corporate website. All such filings on our corporate website are available free of charge. Copies of these filings are also available on the SEC's website (www.sec.gov). Also available on our corporate website are the charters of the committees of our Board of Directors, as well as our corporate governance guidelines and code of ethics; copies of any of these documents will be provided in print to any shareholder who submits a request in writing to NIKE Investor Relations, One Bowerman Drive, Beaverton, Oregon 97005-6453.
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
PRODUCTS
We focus our NIKE Brand product offerings in six key categories: Running, NIKE Basketball, the Jordan Brand, Football (Soccer), Training and Sportswear (our sports-inspired lifestyle products). We also market products designed for kids, as well as for other athletic and recreational uses such as American football, baseball, cricket, golf, lacrosse, skateboarding, tennis, volleyball, walking, wrestling and other outdoor activities.
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

2019 FORM 10-K 1

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
Another of our wholly-owned subsidiary brands, Hurley, headquartered in Costa Mesa, California, designs and distributes a line of action sports and youth lifestyle apparel and accessories under the Hurley trademark. Sales and operating results for Hurley products are included within the NIKE Brand's North America geographic operating segment.
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
We report our NIKE Brand operations based on our internal geographic organization. Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company's reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa (EMEA); Greater China; and Asia Pacific & Latin America (APLA), and include results for the NIKE, Jordan and Hurley brands. Sales through our NIKE Direct operations are managed within each geographic operating segment.
Converse is also a reportable operating segment and operates predominately in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories. Converse direct to consumer operations, including digital commerce, are reported within the Converse operating segment results.
UNITED STATES MARKET
For fiscal 2019, NIKE Brand and Converse sales in the United States accounted for approximately 41% of total revenues, compared to 42% and 46% for fiscal 2018 and fiscal 2017, respectively. We sell our NIKE Brand, Jordan Brand, Hurley and Converse products to thousands of retail accounts in the United States, including a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops and other retail accounts. In the United States, we utilize NIKE sales offices to solicit such sales. During fiscal 2019, our three largest United States customers accounted for approximately 24% of sales in the United States.

2 NIKE, INC.

Our NIKE Direct and Converse direct to consumer operations sell NIKE Brand, Jordan Brand, Hurley and Converse products to consumers through various digital platforms. In addition, our NIKE Direct and Converse direct to consumer operations sell through the following number of retail stores in the United States:

U.S. RETAIL STORES	NUMBER
NIKE Brand factory stores	217
NIKE Brand in-line stores (including employee-only stores)	29
Converse stores (including factory stores)	109
Hurley stores (including factory and employee-only stores)	29
TOTAL	384
In the United States, NIKE has six significant distribution centers. Four are located in Memphis, Tennessee, two of which are owned and two of which are leased. Two other distribution centers, one located in Indianapolis, Indiana and one located in Dayton, Tennessee, are leased and operated by third-party logistics providers. NIKE Brand apparel and equipment are also shipped from our Foothill Ranch, California distribution center, which we lease. Smaller leased and third-party leased and operated distribution facilities are located in various parts of the United States.
INTERNATIONAL MARKETS
For fiscal 2019, non-U.S. NIKE Brand and Converse sales accounted for approximately 59% of total revenues, compared to 58% and 54% for fiscal 2018 and fiscal 2017, respectively. We sell our products to retail accounts, through our own NIKE Direct operations and through a mix of independent distributors, licensees and sales representatives around the world. We sell to thousands of retail accounts and ship products from 67 distribution centers outside of the United States. During fiscal 2019, NIKE's three largest customers outside of the United States accounted for approximately 14% of total non-U.S. sales.
In addition to NIKE and Converse owned digital commerce platforms in over 45 countries, our NIKE Direct and Converse direct to consumer businesses operate the following number of retail stores outside the United States:

NON-U.S. RETAIL STORES	NUMBER
NIKE Brand factory stores	648
NIKE Brand in-line stores (including employee-only stores)	57
Converse stores (including factory stores)	63
TOTAL	768
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
SIGNIFICANT CUSTOMER
No customer accounted for 10% or more of our worldwide net revenues during fiscal 2019.

2019 FORM 10-K 3

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
As we continue to develop new technologies, we are simultaneously focused on the design of innovative products incorporating such technologies throughout our product categories. Using market intelligence and research, our various design teams identify opportunities to leverage new technologies in existing categories responding to consumer preferences. The proliferation of NIKE Air, Lunar, Zoom, Free, Flywire, Dri-Fit, Flyknit, Flyweave, ZoomX, React, Adaptive and NIKE+ technologies, among others, throughout our Running, NIKE Basketball, Jordan Brand, Football (Soccer), Training and Sportswear categories typifies our dedication to designing innovative products.
MANUFACTURING
We are supplied by 112 footwear factories located in 12 countries. The largest single footwear factory accounted for approximately 9% of total fiscal 2019 NIKE Brand footwear production. Virtually all of our footwear is manufactured outside of the United States by independent contract manufacturers which often operate multiple factories. For fiscal 2019, contract factories in Vietnam, China and Indonesia manufactured approximately 49%, 23% and 21% of total NIKE Brand footwear, respectively. We also have manufacturing agreements with independent contract manufacturers in Argentina and India to manufacture footwear for sale primarily within those countries. For fiscal 2019, four footwear contract manufacturers each accounted for greater than 10% of footwear production and in the aggregate accounted for approximately 61% of NIKE Brand footwear production.
We are supplied by 334 apparel factories located in 36 countries. The largest single apparel factory accounted for approximately 14% of total fiscal 2019 NIKE Brand apparel production. Virtually all of our apparel is manufactured outside of the United States by independent contract manufacturers which often operate multiple factories. For fiscal 2019, contract factories in China, Vietnam and Thailand produced approximately 27%, 22% and 10% of total NIKE Brand apparel, respectively. For fiscal 2019, one apparel contract manufacturer accounted for more than 10% of apparel production, and the top five contract manufacturers in the aggregate accounted for approximately 49% of NIKE Brand apparel production.
The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, natural and synthetic leather, nylon, polyester and canvas, as well as polyurethane films used to make NIKE Air-Sole cushioning components. During fiscal 2019, Air Manufacturing Innovation, a wholly-owned subsidiary, with facilities near Beaverton, Oregon and in St. Charles, Missouri, as well as independent contractors in China and Vietnam, were our suppliers of the Air-Sole cushioning components used in footwear. The principal materials used in our apparel products are natural and synthetic fabrics and threads (both virgin and recycled); specialized performance fabrics designed to efficiently wick moisture away from the body, retain heat and repel rain and/or snow; and plastic and metal hardware. NIKE's independent contractors and suppliers buy raw materials for the manufacturing of our footwear, apparel and equipment products. Most raw materials are available and purchased by those independent contractors and suppliers in the countries where manufacturing takes place. NIKE's independent contract manufacturers and suppliers have thus far experienced little difficulty in satisfying raw material requirements for the production of our products.
Since 1972, Sojitz Corporation of America (“Sojitz America”), a large Japanese trading company and the sole owner of our redeemable preferred stock, has performed import-export financing services for us. During fiscal 2019, Sojitz America provided financing and purchasing services for NIKE Brand products sold in certain NIKE markets including Argentina, Brazil, Canada, India, South Africa and Uruguay, excluding products produced and sold in the same country. Approximately 5% of NIKE Brand sales occurred in those countries. Any failure of Sojitz America to provide these services or any failure of Sojitz America's banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers in those markets. Such a disruption could result in canceled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short-term in duration due to the ready availability of alternative sources of financing at competitive rates.

4 NIKE, INC.

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
We monitor protectionist trends and developments throughout the world that may materially impact our industry, and we engage in administrative and judicial processes to mitigate trade restrictions. We are actively monitoring actions that may result in additional anti-dumping measures and could affect our industry. We are also monitoring for and advocating against other impediments that may limit or delay customs clearance for imports of footwear, apparel and equipment. NIKE also advocates for trade liberalization for footwear and apparel in a number of regional and bilateral free trade agreements. Changes in U.S. trade policies, including new and potential tariffs or penalties on imported goods, may negatively affect U.S. corporations with production activities outside the U.S., including NIKE. There have also been discussions and commentary regarding retaliatory actions by countries affected by the new tariffs and other changes in U.S. trade policy, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods, which could negatively affect U.S. corporations with business operations and/or consumer markets in those countries. Depending on the extent that certain new or proposed reforms are implemented by the U.S. government and the manner in which foreign governments respond to such reforms, it may become necessary for us to change the way we conduct business, which may adversely affect our results of operations. In addition, with respect to proposed trade restrictions targeting China, which represents an important sourcing country and consumer market for us, we are working with a broad coalition of global businesses and trade associations representing a wide variety of sectors to help ensure that any legislation enacted and implemented (i) addresses legitimate and core concerns, (ii) is consistent with international trade rules and (iii) reflects and considers China's domestic economy and the important role it has in the global economic community.
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
Our international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act, or "FCPA", and other anti-bribery laws applicable to our operations. We source a significant portion of our products from, and have important consumer markets, outside of the United States, and we have an ethics and compliance program to address compliance with the FCPA and similar laws by us, our employees, agents, suppliers and other partners.
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

2019 FORM 10-K 5

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

•	Effective sourcing and distribution of products, with attractive merchandising and presentation at retail, both in-store and digital platforms.
We believe that we are competitive in all of these areas.
TRADEMARKS AND PATENTS
We believe that our intellectual property rights are important to our brand, our success and our competitive position. We pursue available protections of these rights and vigorously protect them against third-party theft and infringement.
We use trademarks on nearly all of our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying our brands and the Company, and in distinguishing our goods from the goods of others. We consider our NIKE and Swoosh Design trademarks to be among our most valuable assets and we have registered these trademarks in almost 170 jurisdictions worldwide. In addition, we own many other trademarks that we use in marketing our products. We own common law rights in the trade dress of several significant shoe designs and elements. For certain trade dress, we have sought and obtained trademark registrations.
We have copyright protection in our design, graphics and other original works. In some instances, we also obtain registered copyrights.
We file for, own and maintain many U.S. and foreign utility and design patents protecting components, technologies, materials, manufacturing techniques, features, functionality, and industrial and aesthetic designs used in and for the manufacture of various athletic and leisure footwear and apparel, athletic equipment and digital devices and related software applications. These patents expire at various times.
We believe our success depends upon our capabilities in areas such as design, research and development, production and marketing and is supported by our intellectual property rights, such as trademarks, patents and trade secrets, among others.
We have followed a policy of applying for and registering intellectual property rights in the United States and select foreign countries on trademarks, inventions, innovations and designs that we deem valuable. We also continue to vigorously protect our intellectual property, including trademarks, patents and trade secrets against third-party infringement.
EMPLOYEES
As of May 31, 2019, we had approximately 76,700 employees worldwide, including retail and part-time employees. Management is committed to maintaining an environment where all NIKE employees have the opportunity to reach their full potential. None of our employees are represented by a union, except for certain employees in the APLA geography, where local law requires those employees to be represented by a trade union. Also, in some countries outside of the United States, local laws require employee representation by works councils (which may be entitled to information and consultation on certain Company decisions) or by organizations similar to a union. In certain European countries, we are required by local law to enter into and/or comply with industry-wide or national collective bargaining agreements. NIKE has never experienced a material interruption of operations due to labor disagreements.

6 NIKE, INC.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of NIKE, Inc. as of July 23, 2019 are as follows:

Mark G. Parker, Chairman, President and Chief Executive Officer — Mr. Parker, 63, was appointed President and Chief Executive Officer in January 2006 and named Chairman of the Board in 2016. He has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing and brand management. Mr. Parker was appointed divisional Vice President in charge of product development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998 and President of the NIKE Brand in 2001.

Andrew Campion, Executive Vice President and Chief Financial Officer — Mr. Campion, 47, joined NIKE in 2007 as Vice President of Global Planning and Development, leading strategic and financial planning. He was appointed Chief Financial Officer of the NIKE Brand in 2010, responsible for leading all aspects of financial management for the Company's flagship brand. In 2014, he was appointed Senior Vice President, Strategy, Finance and Investor Relations in addition to his role as Chief Financial Officer of NIKE Brand. Mr. Campion assumed the role of Executive Vice President and Chief Financial Officer in August 2015. Prior to joining NIKE, he held leadership roles in strategic planning, mergers and acquisitions, financial planning and analysis, operations and planning, investor relations and tax at The Walt Disney Company from 1996 to 2007.

Elliott Hill, President, Consumer and Marketplace — Mr. Hill, 55, joined NIKE in 1988, with primary responsibilities in sales and retail. He has served as Apparel Sales Director in Europe, Retail Development Director in Europe, Vice President of Sales and Retail in EMEA, General Manager of US Retail, Vice President of US Sales, Retail and NIKE.com, and Vice President of Global Retail. Most recently, Mr. Hill served as President of Geographies and Sales and Vice President and General Manager of North America. Mr. Hill was appointed President, Consumer and Marketplace in 2018.

Hilary K. Krane, Executive Vice President, Chief Administrative Officer and General Counsel — Ms. Krane, 55, joined NIKE as Vice President and General Counsel in 2010. In 2011, her responsibilities expanded, and she became Vice President, General Counsel and Corporate Affairs. Ms. Krane was appointed Executive Vice President, Chief Administrative Officer and General Counsel in 2013. Prior to joining NIKE, Ms. Krane was General Counsel and Senior Vice President for Corporate Affairs at Levi Strauss & Co. from 2006 to 2010. From 1996 to 2006, she was a Partner and Assistant General Counsel at PricewaterhouseCoopers LLP.

Monique S. Matheson, Executive Vice President, Global Human Resources — Ms. Matheson, 52, joined NIKE in 1998, with primary responsibilities in the human resources function. She was appointed as Vice President and Senior Business Partner in 2011 and Vice President, Chief Talent and Diversity Officer in 2012. Ms. Matheson was appointed Executive Vice President, Global Human Resources in 2017.

John F. Slusher, Executive Vice President, Global Sports Marketing — Mr. Slusher, 50, joined NIKE in 1998, with primary responsibilities in global sports marketing. Mr. Slusher was appointed Director of Sports Marketing for Asia Pacific and Americas in 2006, divisional Vice President of Asia Pacific & Americas Sports Marketing in September 2007 and Vice President, Global Sports Marketing in November 2007. Prior to joining NIKE, Mr. Slusher was an attorney at the law firm of O'Melveny & Myers from 1995 to 1998.

Eric D. Sprunk, Chief Operating Officer — Mr. Sprunk, 55, joined NIKE in 1993. He was appointed Finance Director and General Manager of the Americas in 1994, Finance Director for NIKE Europe in 1995, Regional General Manager of NIKE Europe Footwear in 1998 and Vice President & General Manager of the Americas in 2000. Mr. Sprunk was appointed Vice President of Global Footwear in 2001, Vice President of Merchandising and Product in 2009 and Chief Operating Officer in 2013. Prior to joining NIKE, Mr. Sprunk was a certified public accountant with Price Waterhouse from 1987 to 1993.

2019 FORM 10-K 7

ITEM 1A. RISK FACTORS
Special Note Regarding Forward-Looking Statements and Analyst Reports
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; difficulties in implementing, operating and maintaining NIKE's increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products; increases in the cost of materials, labor and energy used to manufacture products; new product development and introduction; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE's debt ratings; changes in business strategy or development plans; general risks associated with doing business outside of the United States, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the impact of U.S. tax reform legislation on our results of operations; the potential impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade and immigration regulations or policies; changes in government regulations; the impact of, including business and legal developments relating to, climate change and natural disasters; litigation, regulatory proceedings, sanctions or any other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel; the effects of NIKE's decision to invest in or divest of businesses and other factors referenced or incorporated by reference in this report and other reports.
The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect NIKE's business and financial performance. Moreover, NIKE operates in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on NIKE's business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
Investors should also be aware that while NIKE does, from time to time, communicate with securities analysts, it is against NIKE's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that NIKE agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, NIKE has a policy against confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of NIKE.
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

8 NIKE, INC.

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
Our brand value also depends on our ability to maintain a positive consumer perception of our corporate integrity and brand culture. Negative claims or publicity involving us, our products, consumer data, or any of our key employees, endorsers, sponsors or suppliers could seriously damage our reputation and brand image, regardless of whether such claims are accurate. For example, while we require our suppliers of our products to operate their business in compliance with applicable laws and regulations, we do not control their practices. Negative publicity relating to a violation or an alleged violation of policies or laws by such suppliers could damage our brand image. Social media, which accelerates and potentially amplifies the scope of negative publicity, can increase the challenges of responding to negative claims. Adverse publicity about regulatory or legal action against us, or by us, could also damage our reputation and brand image, undermine consumer confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. If the reputation or image of any of our brands is tarnished or if we receive negative publicity, then our sales, financial condition and results of operations could be materially and adversely affected.
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
We establish relationships with professional athletes, sports teams and leagues, as well as other public figures, including artists, designers and influencers, to develop, evaluate and promote our products, as well as establish product authenticity with consumers. However, as competition in our industry has increased, the costs associated with establishing and retaining such sponsorships and other relationships have increased. If we are unable to maintain our current associations with professional

2019 FORM 10-K 9

athletes, sports teams and leagues, or other public figures, or to do so at a reasonable cost, we could lose the high visibility or on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments. As a result, our brands, net revenues, expenses and profitability could be harmed.
Furthermore, if certain endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken by athletes, teams or leagues, or other endorsers, associated with our products that harm the reputations of those athletes, teams or leagues, or endorsers, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. In addition, poor performance by our endorsers, a failure to continue to correctly identify promising athletes, public figures or sports organizations, to use and endorse our products or a failure to enter into cost-effective endorsement arrangements with prominent athletes, public figures, and sports organizations could adversely affect our brand, sales and profitability.
General economic factors beyond our control, and changes in the global economic environment, including fluctuations in inflation and currency exchange rates, could result in lower revenues, higher costs and decreased margins and earnings.
A majority of our products are manufactured and sold outside of the United States, and we conduct purchase and sale transactions in various currencies, which increases our exposure to the volatility of global economic conditions, including fluctuations in inflation and foreign currency exchange rates. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom's impending exit from the European Union, commonly referred to as “Brexit” or new or proposed U.S. policy changes that impact the U.S. Dollar value relative to other international currencies. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of the Company's foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations have adversely affected and could continue to have an adverse effect on our results of operations and financial condition.
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

10 NIKE, INC.

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
We extend credit to our customers based on an assessment of a customer's financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of our products, we offer certain customers the opportunity to place orders five to six months ahead of delivery under our futures ordering program. These advance orders may be canceled under certain conditions, and the risk of cancellation may increase when dealing with financially unstable retailers or retailers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties up to and including bankruptcies, which have had an adverse effect on our sales, our ability to collect on receivables and our financial condition. When the retail economy weakens or as consumer behavior shifts, retailers may be more cautious with orders. A slowing or changing economy in our key markets could adversely affect the financial health of our customers, which in turn could have an adverse effect on our results of operations and financial condition. In addition, product sales are dependent in part on high quality merchandising and an appealing retail environment to attract consumers, which requires continuing investments by retailers. Retailers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products.
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

2019 FORM 10-K 11

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
Many factors unique to retail operations, some of which are beyond the Company's control, pose risks and uncertainties. Risks include, but are not limited to: credit card fraud; mismanagement of existing retail channel partners; and inability to manage costs associated with store construction and operation. In addition, extreme weather conditions in the areas in which our stores are located could adversely affect our business.
If the technology-based systems that give our consumers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our digital commerce business globally, could be materially adversely affected.
Many of our consumers shop with us through our digital platforms. Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping. We are increasingly using social media and proprietary mobile applications to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business globally and could have a material adverse impact on our business and results of operations.
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
We take various actions to prevent the unauthorized use and/or disclosure of our confidential information and intellectual property rights. These actions include contractual measures such as entering into non-disclosure and non-compete agreements and agreements relating to our collaborations with third parties and providing confidential information awareness training. Our controls and efforts to prevent unauthorized use and/or disclosure of confidential information and intellectual property rights might not always be effective. For example, confidential information related to business strategy, new technologies, mergers and acquisitions, unpublished financial results or personal data could be prematurely, inadvertently, or improperly used and/or disclosed, resulting in a loss of reputation, a decline in our stock price and/or a negative impact on our market position, and could lead to damages, fines, penalties or injunctions.
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
In addition to our own sensitive and proprietary business information, we handle transactional and personal information about our customers and users of our digital experiences, which include online distribution channels and product engagement, adaptive products and personal fitness applications. Hackers and data thieves are increasingly sophisticated and operate social

12 NIKE, INC.

engineering, such as phishing, and large-scale, complex automated attacks that can evade detection for long periods of time. Any breach of our or our service providers' network, or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers', users' or employees' personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation; resulting in lost sales and consumers, fines, lawsuits, or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach.
In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018; and California passed the California Consumer Privacy Act (the "CCPA") which will go into effect in 2020. These laws impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR and CCPA) and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits.
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
Failure of our contractors or our licensees' contractors to comply with our code of conduct, local laws and other standards could harm our business.
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

2019 FORM 10-K 13

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
Implementation of the Tax Act required us to record incremental provisional tax expense in fiscal 2018, which increased our effective tax rate in fiscal 2018. We completed our analysis of the Tax Act in the second quarter of fiscal 2019 and no adjustments were made to the provisional amounts recorded.
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
Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays and rulings. We also utilize tax rulings and other agreements to obtain certainty in treatment of certain tax matters. These holidays and rulings expire in whole or in part from time to time and may be extended when certain conditions are met, or terminated if certain conditions are not met. The impact of any changes in conditions would be the loss of certainty in treatment thus potentially impacting our effective income tax rate. For example, in January 2019, the European Commission opened a formal investigation to examine whether the Netherlands has breached State Aid rules when granting certain tax rulings to the Company. If this matter is adversely resolved, the Netherlands may be required to assess additional amounts with respect to current and prior periods and the Company's Netherlands income taxes in the future could increase.
We are also subject to the examination of our tax returns by the United States Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for income taxes. Although we believe our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. For example, we and our subsidiaries are also engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions and the proper local transfer pricing documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may impact our mix of earnings in countries with differing statutory tax rates.
Changes to U.S. trade policy, tariff and import/export regulations or our failure to comply with such regulations may have a material adverse effect on our reputation, business, financial condition and results of operations.
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
As a result of recent policy changes of the U.S. presidential administration and recent U.S. government proposals, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy has in the past and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted

14 NIKE, INC.

or are considering imposing retaliatory measures on certain U.S. goods. The Company, similar to many other multinational corporations, does a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
If one or more of our counterparty financial institutions default on their obligations to us or fail, we may incur significant losses.
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, commodity futures contracts, option contracts, collars and swaps with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default, or our assets deposited or held in accounts with such counterparty, may be limited by the counterparty's liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.
We rely on a concentrated source base of contract manufacturers to supply a significant portion of our footwear products.
NIKE is supplied by 112 footwear factories located in 12 countries. We do not own or operate any of the footwear manufacturing facilities and depend upon independent contract manufacturers to manufacture all of the footwear products we sell. In fiscal 2019, four footwear contract manufacturers each accounted for greater than 10% of fiscal 2019 footwear production and in aggregate accounted for approximately 61% of NIKE Brand footwear production in fiscal 2019. Our ability to meet our customers' needs depends on our ability to maintain a steady supply of products from our independent contract manufacturers. If one or more of our significant suppliers were to sever their relationship with us or significantly alter the terms of our relationship, including due to changes in applicable trade policies, we may not be able to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition or results of operations. Additionally, if any of our primary contract manufacturers fail to make timely shipments, do not meet our quality standards or otherwise fail to deliver us product in accordance with our plans, there could be a material adverse effect on our results of operations.
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

2019 FORM 10-K 15

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
In addition, Sojitz America performs significant import-export financing services for the Company. During fiscal 2019, Sojitz America provided financing and purchasing services for NIKE Brand products sold in certain NIKE markets including Argentina, Brazil, Canada, India, South Africa and Uruguay (collectively the “Sojitz Markets”), excluding products produced and sold in the same country. Any failure of Sojitz America to provide these services or any failure of Sojitz America's banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers in the Sojitz Markets. Such a disruption could result in canceled orders that would adversely affect sales and profitability.
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
We are heavily dependent on information technology systems and networks, including the Internet and third-party services (“Information Technology Systems”), across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales and distribution, as well as for processing financial information for external and internal reporting purposes, retail operations and other business activities. Information Technology Systems are critical to many of our operating activities and our business processes and may be negatively impacted by any service interruption or shutdown. For example, our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these Information Technology Systems. Over a number of years, we have implemented Information Technology Systems in all of the geographical regions in which we operate. Our work to integrate, secure and enhance these systems and related processes in our global operations is ongoing and NIKE will continue to invest in these efforts. The failure of these systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes, or failure to properly maintain, protect, repair or upgrade systems, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant capital investments to remediate the problem which may not be sufficient to cover all eventualities, and may have an adverse effect on our reputation, results of operations and financial condition.
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

16 NIKE, INC.

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
Extreme weather conditions in the areas in which our retail stores, suppliers, customers, distribution centers, headquarters and vendors are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, could disrupt our operations, the operations of our vendors and other suppliers or result in economic instability that may negatively impact our operating results and financial condition.
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
We are subject to a complex array of laws and regulations and litigation and other legal and regulatory proceedings, which could have an adverse effect on our business, financial condition and results of operations.
As a multinational corporation with operations and distribution channels throughout the world, we are subject to and must comply with extensive laws and regulations in the U.S. and other jurisdictions in which we have operations and distribution channels. If we or our employees, agents, suppliers, and other partners fail to comply with any of these laws or regulations, such failure could subject us to fines, sanctions or other penalties that could negatively affect our reputation, business, financial condition and results of operations. We are involved in various types of claims, lawsuits, regulatory proceedings and government investigations relating to our business, our products and the actions of our employees and representatives, including contractual and employment relationships, product liability, antitrust, trademark rights and a variety of other matters. It is not possible to predict with certainty the outcome of any such legal or regulatory proceedings or investigations, and we could in the future incur judgments, fines or penalties, or enter into settlements of lawsuits and claims that could have a material adverse effect on our business, financial condition and results of operations and negatively impact our reputation. The global nature of our business means legal and compliance risks, such as anti-bribery, anti-corruption, fraud, trade, environmental, competition, privacy and other regulatory matters, will continue to exist and additional legal proceedings and other contingencies will arise from time to time, which could adversely affect us. In addition, the adoption of new laws or regulations, or changes in the interpretation of existing laws or regulations, may result in significant unanticipated legal and reputational risks. Any current or future legal or regulatory proceedings could divert management's attention from our operations and result in substantial legal fees.
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
As of June 30, 2019, Swoosh, LLC beneficially owned approximately 78% of our Class A Common Stock. If, on June 30, 2019, all of these shares were converted into Class B Common Stock, the commensurate ownership percentage of our Class B Common Stock would be approximately 16%. The shares are available for resale, subject to the requirements of the U.S. securities laws and the terms of the limited liability company agreement governing Swoosh, LLC. The sale or prospect of a sale of a substantial

2019 FORM 10-K 17

number of these shares could have an adverse effect on the market price of our common stock. Swoosh, LLC was formed by Philip H. Knight, our Chairman Emeritus, to hold the majority of his shares of Class A Common Stock. Swoosh, LLC is controlled by Mr. Knight's son and NIKE director, Travis Knight.
Changes in our credit ratings or macroeconomic conditions may affect our liquidity, increasing borrowing costs and limiting our financing options.
Our long-term debt is currently rated Investment Grade by Standard & Poor's and Moody's Investors Service. If our credit ratings are lowered, borrowing costs for future long-term debt or short-term credit facilities may increase and our financing options, including our access to the unsecured credit market, could be limited. We may also be subject to restrictive covenants that would reduce our flexibility to, among other things, incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. Failure to comply with such covenants could result in a default, and as a result, the commitments of our lenders under our credit agreements may be terminated and the maturity of amounts owed may be accelerated. In addition, macroeconomic conditions, such as increased volatility or disruption in the credit markets, could adversely affect our ability to refinance existing debt.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, as provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory reserves, contingent payments under endorsement contracts, accounting for property, plant and equipment and definite-lived assets, hedge accounting for derivatives, stock-based compensation, income taxes and other contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class B Common Stock.
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
Our Class B Common Stock is traded publicly, and at any given time various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as analysts' opinions of our future performance, which may, in part, be based upon any guidance we have provided. Analysts' estimates are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. In the past, securities class action litigation has been brought against NIKE and other companies following a decline in the market price of their securities. If our stock price is volatile for any reason, we may become involved in this type of litigation in the future. Any litigation could result in reputational damage, substantial costs and a diversion of management's attention and resources needed to successfully run our business.

18 NIKE, INC.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following is a summary of principal properties owned or leased by NIKE:
The NIKE World Campus, owned by NIKE and located near Beaverton, Oregon, USA, is an approximately 400-acre site consisting of over 40 buildings which, together with adjacent leased properties, functions as our world headquarters and is occupied by approximately 12,600 employees engaged in management, research, design, development, marketing, finance and other administrative functions serving nearly all of our segments. We lease a similar, but smaller, administrative facility in Hilversum, the Netherlands, which serves as the headquarters for the Europe, Middle East & Africa geography and management of certain brand functions for our non-U.S. operations. We also lease an office complex in Shanghai, China, our headquarters for Greater China, occupied by employees focused on implementing our wholesale, NIKE Direct and merchandising strategies in the region, among other functions.
In the United States, NIKE has six significant distribution centers. Four are located in Memphis, Tennessee, two of which are owned and two of which are leased. Two other distribution centers, one located in Indianapolis, Indiana and one located in Dayton, Tennessee, are leased and operated by third-party logistics providers. NIKE Brand apparel and equipment are also shipped from our Foothill Ranch, California distribution center, which we lease. NIKE has several distribution facilities outside the United States, some of which are leased and operated by third-party logistics providers. The most significant distribution facilities outside the United States are located in Laakdal, Belgium; Taicang, China; Tomisato, Japan and Incheon, Korea, all of which we own.
Air Manufacturing Innovation manufactures Air-Sole cushioning components at NIKE-owned facilities and one leased facility located near Beaverton, Oregon and in St. Charles, Missouri. Air Manufacturing Innovation also manufactures and sells small amounts of various other plastic products to other manufacturers.
Aside from the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We lease 1,147 retail stores worldwide, which primarily consist of factory stores. See “United States Market” and “International Markets” in Part I of this Report for additional information regarding our retail stores. Our leases expire at various dates through the year 2043.
ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

2019 FORM 10-K 19

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NIKE's Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 19, 2019, there were 23,305 holders of record of NIKE's Class B Common Stock and 13 holders of record of NIKE's Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class B Common Stock. Refer to Selected Quarterly Financial Data in Part II, Item 6 of this Report for dividends declared on the Class A and Class B Common Stock.
During the third quarter of fiscal 2019, the Company completed the previous four-year, $12 billion share repurchase program authorized by the Board of Directors in November 2015. Throughout this program the Company purchased a total of
192.1 million shares at an average price of $62.47 per share. Upon completion of this program, the Company began purchasing shares under the new four-year, $15 billion share repurchase program authorized by the Board of Directors in June 2018. As of May 31, 2019, the Company had repurchased 11.6 million shares at an average price of $84.72 per share for a total approximate cost of $986 million under this new program.
All share repurchases were made under NIKE's publicly announced program and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended May 31, 2019:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
March 1 — March 31, 2019	2,939,869	$85.33	$14,660
April 1 — April 30, 2019	3,303,884	$86.53	$14,374
May 1 — May 31, 2019	4,346,128	$82.85	$14,014
	10,589,881	$84.69

20 NIKE, INC.

PERFORMANCE GRAPH
The following graph demonstrates a five-year comparison of cumulative total returns for NIKE's Class B Common Stock; the Standard & Poor's 500 Stock Index; the Standard & Poor's Apparel, Accessories & Luxury Goods Index; and the Dow Jones U.S. Footwear Index. The graph assumes an investment of $100 on May 31, 2014 in each of the indices and our Class B Common Stock. Each of the indices assumes that all dividends were reinvested on the day of issuance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG NIKE, INC.; S&P 500 INDEX; THE DOW JONES U.S. FOOTWEAR INDEX; AND S&P APPAREL, ACCESSORIES & LUXURY GOODS INDEX

The Dow Jones U.S. Footwear Index consists of NIKE, Deckers Outdoor Corporation, Skechers U.S.A., Inc., Steven Madden, Ltd. and Wolverine World Wide, Inc. Because NIKE is part of the Dow Jones U.S. Footwear Index, the price and returns of NIKE stock have a substantial effect on this index. The Standard & Poor's Apparel, Accessories & Luxury Goods Index consists of Capri Holdings Limited, Hanesbrands Inc., PVH Corporation, Ralph Lauren Corporation, Tapestry, Inc., Under Armour, Inc. and V.F. Corporation. The Dow Jones U.S. Footwear Index and the Standard & Poor's Apparel, Accessories & Luxury Goods Index include companies in two major lines of business in which the Company competes. The indices do not encompass all of the Company's competitors, nor all product categories and lines of business in which the Company is engaged.
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

2019 FORM 10-K 21

ITEM 6. SELECTED FINANCIAL DATA
All share and per share amounts are reflective of the two-for-one stock split that began trading at the split-adjusted price on December 24, 2015.

(In millions, except per share data and financial ratios)	FINANCIAL HISTORY
	2019	2018	2017	2016	2015
Year Ended May 31,
Revenues	$39,117	$36,397	$34,350	$32,376	$30,601
Gross profit	17,474	15,956	15,312	14,971	14,067
Gross margin	44.7%	43.8%	44.6%	46.2%	46.0%
Net income(1)	4,029	1,933	4,240	3,760	3,273
Earnings per common share:(1)
Basic	2.55	1.19	2.56	2.21	1.90
Diluted	2.49	1.17	2.51	2.16	1.85
Weighted average common shares outstanding	1,579.7	1,623.8	1,657.8	1,697.9	1,723.5
Diluted weighted average common shares outstanding	1,618.4	1,659.1	1,692.0	1,742.5	1,768.8
Cash dividends declared per common share	0.86	0.78	0.70	0.62	0.54
Cash provided by operations	5,903	4,955	3,846	3,399	4,906
At May 31,
Cash and equivalents	$4,466	$4,249	$3,808	$3,138	$3,852
Short-term investments	197	996	2,371	2,319	2,072
Inventories	5,622	5,261	5,055	4,838	4,337
Working capital	8,659	9,094	10,587	9,667	9,255
Total assets(2)(3)	23,717	22,536	23,259	21,379	21,590
Long-term debt	3,464	3,468	3,471	1,993	1,072
Capital lease obligations	60	75	27	15	5
Redeemable preferred stock	0.3	0.3	0.3	0.3	0.3
Shareholders' equity(3)	9,040	9,812	12,407	12,258	12,707
Market capitalization	120,951	114,983	87,084	92,867	87,044
Financial Ratios:
Return on equity(1)(3)	42.7%	17.4%	34.4%	30.1%	27.8%
Return on assets(1)(2)(3)	17.4%	8.4%	19.0%	17.5%	16.3%
Inventory turns	4.0	4.0	3.8	3.8	4.0
Current ratio at May 31	2.1	2.5	2.9	2.8	2.5
Price/Earnings ratio at May 31(1)	31.0	61.4	21.1	25.6	27.5

(1)
Fiscal 2018 reflects the impact from the enactment of the Tax Cuts and Jobs Act. Refer to Note 9 — Income Taxes in the accompanying Notes to the Consolidated Financial Statements for additional information.

(2)
Fiscal 2019 reflects the impact from the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for additional information.

(3)
Fiscal 2019 reflects the impact from the adoption of ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for additional information.

22 NIKE, INC.

SELECTED QUARTERLY FINANCIAL DATA

(UNAUDITED)	1ST QUARTER		2ND QUARTER		3RD QUARTER		4TH QUARTER
(In millions, except per share data)	2019	2018	2019	2018	2019	2018(1)	2019	2018
Revenues	$9,948	$9,070	$9,374	$8,554	$9,611	$8,984	$10,184	$9,789
Gross profit	4,397	3,962	4,105	3,678	4,339	3,938	4,633	4,378
Gross margin	44.2%	43.7%	43.8%	43.0%	45.1%	43.8%	45.5%	44.7%
Net income (loss)	1,092	950	847	767	1,101	(921)	989	1,137
Earnings (loss) per common share:
Basic	0.69	0.58	0.54	0.47	0.70	(0.57)	0.63	0.71
Diluted	0.67	0.57	0.52	0.46	0.68	(0.57)	0.62	0.69
Weighted average common shares outstanding	1,594.0	1,639.1	1,581.4	1,627.0	1,572.8	1,623.5	1,570.2	1,605.7
Diluted weighted average common shares outstanding	1,634.4	1,676.9	1,620.7	1,660.9	1,609.6	1,623.5	1,607.5	1,641.2
Cash dividends declared per common share	0.20	0.18	0.22	0.20	0.22	0.20	0.22	0.20

(1)
The third quarter of fiscal 2018 reflects the impact from the enactment of the Tax Cuts and Jobs Act. Refer to Note 9 — Income Taxes in the accompanying Notes to the Consolidated Financial Statements for additional information.

2019 FORM 10-K 23

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NIKE designs, develops, markets and sells athletic footwear, apparel, equipment, accessories and services worldwide. We are the largest seller of athletic footwear and apparel in the world. We sell our products through NIKE-owned retail stores and through digital platforms (which we refer to collectively as our “NIKE Direct” operations), to retail accounts and to a mix of independent distributors, licensees and sales representatives in virtually all countries around the world. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment and accessories businesses. Our strategy is to achieve long-term revenue growth by creating innovative, “must-have” products, building deep personal consumer connections with our brands and delivering compelling consumer experiences through digital platforms and at retail.
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
Fiscal 2019 was our first full year executing against our new strategy and our results demonstrated the power of the NIKE, Inc. portfolio to generate revenue growth, while investing in capabilities to fuel our next phase of long-term growth and profitability. We achieved record revenues in fiscal 2019, growing 7% to $39.1 billion. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, delivered 8% revenue growth fueled by investments in innovative products and digital platforms. On a currency-neutral basis, NIKE Brand revenues grew 11%, driven by growth across all geographies, NIKE Direct and wholesale, nearly all key categories and double-digit growth across footwear and apparel. Within our NIKE Direct business, digital outpaced all other channels, growing at 35% in fiscal 2019. Revenues for Converse increased 1% and 3% on a reported and currency-neutral basis, respectively, primarily driven by double-digit growth in Asia and digital, which was partially offset by declines in the U.S. and Europe.
Income before income taxes increased 11% for fiscal 2019, as revenue growth and gross margin expansion were partially offset by higher selling and administrative expense. NIKE, Inc. gross margin increased 90 basis points primarily due to higher full-price average selling price (ASP), on a wholesale equivalent basis, favorable changes in foreign currency exchange rates and growth in NIKE Direct. These benefits were partially offset by higher product costs. Selling and administrative expense was higher as a percent of revenues, reflecting investments in data and analytics capabilities, digital commerce platforms and an initial investment in a new enterprise resource planning tool to accelerate our end-to-end digital transformation. Additionally, we prioritized investments in global brand campaigns aimed at deepening our connection with consumers.
Diluted earnings per common share reflects a 2% decline in the weighted average diluted common shares outstanding, driven by our share repurchase program.
While foreign currency markets remain volatile, in part due to geopolitical dynamics leading to a stronger U.S. Dollar, we continue to see opportunities to drive future growth and profitability, and remain committed to effectively managing our business to achieve our financial goals over the long-term by executing against the operational strategies outlined above.

24 NIKE, INC.

For discussion related to the results of operations and changes in financial condition for fiscal 2018 compared to fiscal 2017 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2018 Form 10-K, which was filed with the United States Securities and Exchange Commission on July 25, 2018.
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
Management uses these non-GAAP financial measures when evaluating the Company's performance, including when making financial and operating decisions. Additionally, management believes these non-GAAP financial measures provide investors with additional financial information that should be considered when assessing our underlying business performance and trends. However, references to wholesale equivalent revenues and currency-neutral revenues should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with U.S. GAAP and may not be comparable to similarly titled non-GAAP measures used by other companies.

2019 FORM 10-K 25

RESULTS OF OPERATIONS

(Dollars in millions, except per share data)	FISCAL 2019	FISCAL 2018(1)	% CHANGE	FISCAL 2017	% CHANGE
Revenues	$39,117	$36,397	7%	$34,350	6%
Cost of sales	21,643	20,441	6%	19,038	7%
Gross profit	17,474	15,956	10%	15,312	4%
Gross margin	44.7%	43.8%		44.6%
Demand creation expense	3,753	3,577	5%	3,341	7%
Operating overhead expense	8,949	7,934	13%	7,222	10%
Total selling and administrative expense	12,702	11,511	10%	10,563	9%
% of revenues	32.5%	31.6%		30.8%
Interest expense (income), net	49	54	—	59	—
Other (income) expense, net	(78)	66	—	(196)	—
Income before income taxes	4,801	4,325	11%	4,886	-11%
Income tax expense	772	2,392	-68%	646	270%
Effective tax rate	16.1%	55.3%		13.2%
NET INCOME	$4,029	$1,933	108%	$4,240	-54%
Diluted earnings per common share	$2.49	$1.17	113%	$2.51	-53%

(1)
Fiscal 2018 reflects the impact from the enactment of the Tax Cuts and Jobs Act. Refer to Note 9 — Income Taxes in the accompanying Notes to the Consolidated Financial Statements for additional information.

26 NIKE, INC.

CONSOLIDATED OPERATING RESULTS
REVENUES

(Dollars in millions)	FISCAL 2019	FISCAL 2018(1)	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(2)	FISCAL 2017(1)	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(2)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$24,222	$22,268	9%	12%	$21,081	6%	4%
Apparel	11,550	10,733	8%	11%	9,654	11%	9%
Equipment	1,404	1,396	1%	4%	1,425	-2%	-4%
Global Brand Divisions(3)	42	88	-52%	-53%	73	21%	12%
Total NIKE Brand Revenues	37,218	34,485	8%	11%	32,233	7%	5%
Converse	1,906	1,886	1%	3%	2,042	-8%	-11%
Corporate(4)	(7)	26	—	—	75	—	—
TOTAL NIKE, INC. REVENUES	$39,117	$36,397	7%	11%	$34,350	6%	4%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$25,423	$23,969	6%	10%	$23,078	4%	2%
Sales through NIKE Direct	11,753	10,428	13%	16%	9,082	15%	12%
Global Brand Divisions(3)	42	88	-52%	-53%	73	21%	12%
TOTAL NIKE BRAND REVENUES	$37,218	$34,485	8%	11%	$32,233	7%	5%
NIKE Brand Revenues on a Wholesale Equivalent Basis:(2)
Sales to Wholesale Customers	$25,423	$23,969	6%	10%	$23,078	4%	2%
Sales from our Wholesale Operations to NIKE Direct Operations	7,127	6,332	13%	16%	5,616	13%	10%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$32,550	$30,301	7%	11%	$28,694	6%	4%
NIKE Brand Wholesale Equivalent Revenues by:(2)
Men's	$17,737	$16,698	6%	10%	$15,819	6%	4%
Women's	7,380	6,913	7%	11%	6,637	4%	2%
NIKE Kids'	5,283	4,906	8%	11%	4,838	1%	-1%
Others(5)	2,150	1,784	21%	25%	1,400	27%	14%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$32,550	$30,301	7%	11%	$28,694	6%	4%
NIKE Brand Wholesale Equivalent Revenues by:(2)
Running	$4,488	$4,496	0%	4%	$4,576	-2%	-4%
NIKE Basketball	1,597	1,494	7%	9%	1,292	16%	14%
Jordan Brand	3,138	2,856	10%	12%	3,098	-8%	-9%
Football (Soccer)	1,894	2,146	-12%	-6%	1,984	8%	5%
Training	3,137	3,126	0%	3%	3,080	1%	0%
Sportswear	12,442	10,720	16%	21%	9,272	16%	13%
Others(6)	5,854	5,463	7%	9%	5,392	1%	0%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$32,550	$30,301	7%	11%	$28,694	6%	4%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2019 presentation. These changes had no impact on previously reported consolidated results of operations or shareholders' equity.

(2)
The percent change excluding currency changes and the presentation of wholesale equivalent revenues represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for further information.

(3)	Global Brand Divisions revenues are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

2019 FORM 10-K 27

(4)
Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.

(5)
Others include all unisex products, equipment and other products not allocated to Men's, Women's and NIKE Kids', as well as certain adjustments that are not allocated to products designated by gender or age.

(6)	Others include all other categories and certain adjustments that are not allocated at the category level.
FISCAL 2019 NIKE BRAND REVENUE HIGHLIGHTS
The following tables present NIKE Brand revenues disaggregated by reportable operating segment, distribution channel and major product line:

FISCAL 2019 COMPARED TO FISCAL 2018
On a currency-neutral basis, NIKE, Inc. Revenues grew 11% for fiscal 2019, driven by growth in both the NIKE Brand and Converse. All NIKE Brand geographies delivered higher revenues for fiscal 2019 as our Consumer Direct Offense continued to deliver innovative products, deep brand connections and compelling retail experiences to consumers through NIKE.com and related mobile applications, digital partner platforms, NIKE-owned and partner stores, as well as through our wholesale customers. Revenue growth was broad-based as Greater China, North America and EMEA each contributed approximately 3 percentage points of growth to NIKE, Inc. Revenues, with APLA contributing approximately 2 percentage points of growth.
On a currency-neutral basis, NIKE Brand footwear and apparel revenues increased 12% and 11%, respectively, for fiscal 2019, while NIKE Brand equipment revenues grew 4%. On a category basis, the increase in NIKE Brand footwear revenues was driven by growth in nearly all key categories, led by Sportswear and, to a lesser extent, the Jordan Brand and Running. Unit sales of footwear increased 8% and higher ASP per pair contributed approximately 4 percentage points of footwear revenue growth, primarily due to higher full-price and NIKE Direct ASPs.
The currency-neutral increase in NIKE Brand apparel revenues for fiscal 2019 was fueled by growth in nearly all key categories, most notably Sportswear. Unit sales of apparel increased 6% and higher ASP per unit contributed approximately 5 percentage points of apparel revenue growth, primarily due to higher full-price ASP, in part reflecting lower discounts, as well as higher NIKE Direct ASP.
On a reported basis, NIKE Direct revenues represented approximately 32% of our total NIKE Brand revenues for fiscal 2019 compared to 30% for fiscal 2018. Digital commerce sales were $3.8 billion for fiscal 2019 compared to $2.8 billion for fiscal 2018. On a currency-neutral basis, NIKE Direct revenues increased 16% for fiscal 2019, driven by strong digital commerce sales growth of 35%, comparable store sales growth of 6% and the addition of new stores. Comparable store sales, which exclude digital commerce sales, comprises revenue from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year.
On a wholesale equivalent and currency-neutral basis, fiscal 2019 NIKE Brand Men's and Women's revenues increased 10% and 11%, respectively, both driven by growth in nearly all key categories, led by Sportswear. During fiscal 2019, the growth in Women's was fueled by our focus on compelling design, creating female-focused brand campaigns globally and a shift towards digital-led distribution. Revenues for our NIKE Kids' business increased 11%, as all key categories, except Football (Soccer), experienced growth.

28 NIKE, INC.

GROSS MARGIN
FISCAL 2019 COMPARED TO FISCAL 2018
For fiscal 2019, our consolidated gross profit increased 10% to $17,474 million compared to $15,956 million for fiscal 2018. Gross margin increased 90 basis points to 44.7% for fiscal 2019 compared to 43.8% for fiscal 2018 due to the following:

*Wholesale equivalent
Higher NIKE Brand product costs are primarily due to shifts in mix to higher-cost products and an increase in labor rates compared to fiscal 2018. Additionally, gross margin was favorably impacted by growth in our higher-margin NIKE Direct business.
TOTAL SELLING AND ADMINISTRATIVE EXPENSE

(Dollars in millions)	FISCAL 2019	FISCAL 2018	% CHANGE		FISCAL 2017	% CHANGE
Demand creation expense(1)	$3,753	$3,577	5%		$3,341	7%
Operating overhead expense	8,949	7,934	13%		7,222	10%
Total selling and administrative expense	$12,702	$11,511	10%		$10,563	9%
% of revenues	32.5%	31.6%	90	bps	30.8%	80	bps

(1)
Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary product, television, digital and print advertising and media costs, brand events and retail brand presentation.

FISCAL 2019 COMPARED TO FISCAL 2018
Demand creation expense increased 5% for fiscal 2019 compared to fiscal 2018, due to sports marketing investments, as well as higher advertising and marketing expenses to support global brand campaigns, key sports moments and new product launches. Changes in foreign currency exchange rates decreased Demand creation expense by approximately 2 percentage points for fiscal 2019.
Operating overhead expense increased 13% for fiscal 2019 compared to fiscal 2018, driven primarily by higher wage-related and administrative expenses, which reflect critical investments in innovation, data and analytics capabilities, digital commerce platforms and an initial investment in a new enterprise resource planning tool to accelerate our end-to-end digital transformation. Changes in foreign currency exchange rates decreased Operating overhead expense by approximately 2 percentage points for fiscal 2019.
OTHER (INCOME) EXPENSE, NET

(Dollars In millions)	FISCAL 2019	FISCAL 2018	FISCAL 2017
Other (income) expense, net	$(78)	$66	$(196)
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
FISCAL 2019 COMPARED TO FISCAL 2018
Other (income) expense, net changed from $66 million of other expense, net for fiscal 2018 to $78 million of other income, net for fiscal 2019, primarily due to a $136 million net beneficial change in foreign currency conversion gains and losses, including hedges.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had an unfavorable impact on our Income before income taxes of $97 million for fiscal 2019.

2019 FORM 10-K 29

INCOME TAXES

	FISCAL 2019	FISCAL 2018	% CHANGE	FISCAL 2017	% CHANGE
Effective tax rate	16.1%	55.3%	(3,920) bps	13.2%	4,210	bps
FISCAL 2019 COMPARED TO FISCAL 2018
Our effective tax rate was 16.1% for fiscal 2019, compared to 55.3% for fiscal 2018 due to significant changes related to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) in the prior year and a reduction in the U.S. federal statutory rate to 21% in the current year. These decreases were partially offset by an increase in U.S. tax on foreign earnings due to the impact of global intangible low-taxed income (GILTI).
Refer to Note 9 — Income Taxes in the accompanying Notes to the Consolidated Financial Statements for additional information on the impact of the Tax Act.
OPERATING SEGMENTS
Our operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company's reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa (EMEA); Greater China; and Asia Pacific & Latin America (APLA), and include results for the NIKE, Jordan and Hurley brands. The Company's NIKE Direct operations are managed within each geographic operating segment. Converse is also a reportable operating segment for the Company, and operates predominately in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories.
As part of our centrally managed foreign exchange risk management program, standard foreign currency exchange rates are assigned twice per year to each NIKE Brand entity in our geographic operating segments and Converse. These rates are set approximately nine and twelve months in advance of the future selling seasons to which they relate (specifically, for each currency, one standard rate applies to the fall and holiday selling seasons and one standard rate applies to the spring and summer selling seasons) based on average market spot rates in the calendar month preceding the date they are established. Inventories and Cost of sales for geographic operating segments and Converse reflect the use of these standard rates to record non-functional currency product purchases into the entity's functional currency. Differences between assigned standard foreign currency exchange rates and actual market rates are included in Corporate, together with foreign currency hedge gains and losses generated from our centrally managed foreign exchange risk management program and other conversion gains and losses.
The breakdown of revenues is as follows:

(Dollars in millions)	FISCAL 2019	FISCAL 2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FISCAL 2017	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$15,902	$14,855	7%	7%	$15,216	-2%	-2%
Europe, Middle East & Africa	9,812	9,242	6%	11%	7,970	16%	9%
Greater China	6,208	5,134	21%	24%	4,237	21%	18%
Asia Pacific & Latin America	5,254	5,166	2%	13%	4,737	9%	10%
Global Brand Divisions(2)	42	88	-52%	-53%	73	21%	12%
TOTAL NIKE BRAND	37,218	34,485	8%	11%	32,233	7%	5%
Converse	1,906	1,886	1%	3%	2,042	-8%	-11%
Corporate(3)	(7)	26	—	—	75	—	—
TOTAL NIKE, INC. REVENUES	$39,117	$36,397	7%	11%	$34,350	6%	4%

(1)	The percent change excluding currency changes represents a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" for further information.

(2)	Global Brand Divisions revenues are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

(3)
Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.

30 NIKE, INC.

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
The breakdown of earnings before interest and taxes is as follows:

(Dollars in millions)	FISCAL 2019	FISCAL 2018	% CHANGE	FISCAL 2017	% CHANGE
North America	$3,925	$3,600	9%	$3,875	-7%
Europe, Middle East & Africa	1,995	1,587	26%	1,507	5%
Greater China	2,376	1,807	31%	1,507	20%
Asia Pacific & Latin America	1,323	1,189	11%	980	21%
Global Brand Divisions	(3,262)	(2,658)	-23%	(2,677)	1%
TOTAL NIKE BRAND	6,357	5,525	15%	5,192	6%
Converse	303	310	-2%	477	-35%
Corporate	(1,810)	(1,456)	-24%	(724)	-101%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES	4,850	4,379	11%	4,945	-11%
Interest expense (income), net	49	54	—	59	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$4,801	$4,325	11%	$4,886	-11%
NORTH AMERICA

(Dollars in millions)	FISCAL 2019	FISCAL 2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2017	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$10,045	$9,322	8%	8%	$9,684	-4%	-4%
Apparel	5,260	4,938	7%	7%	4,886	1%	1%
Equipment	597	595	0%	0%	646	-8%	-8%
TOTAL REVENUES	$15,902	$14,855	7%	7%	$15,216	-2%	-2%
Revenues by:
Sales to Wholesale Customers	$10,875	$10,159	7%	7%	$10,756	-6%	-6%
Sales through NIKE Direct	5,027	4,696	7%	7%	4,460	5%	5%
TOTAL REVENUES	$15,902	$14,855	7%	7%	$15,216	-2%	-2%
EARNINGS BEFORE INTEREST AND TAXES	$3,925	$3,600	9%		$3,875	-7%
In the current marketplace environment, we believe there continues to be a meaningful shift in the way consumers shop for product and make purchasing decisions. Consumers are demanding a constant flow of fresh and innovative product, and have an expectation for superior service and rapid delivery, all fueled by the shift toward digital and mono-brand experiences in NIKE Direct. Specifically, in North America we anticipate continued evolution within the retail landscape, driven by shifting consumer traffic patterns across digital and physical channels. The evolution of the North America marketplace is resulting in third-party retail store closures; however, we are currently seeing stabilization and momentum building with our strategic wholesale customers, fueled by innovative product and NIKE Brand consumer experiences, leveraging digital.
FISCAL 2019 COMPARED TO FISCAL 2018
On a currency-neutral basis, North America revenues increased 7%, driven by growth in nearly all key categories, led by Sportswear. NIKE Direct revenues increased 7% for fiscal 2019 as strong digital commerce sales growth of 29% and the addition of new stores more than offset a 3% decline in comparable store sales. The decline in comparable store sales was primarily due to higher sales in NIKE Brand in-line stores being more than offset by declines in NIKE Brand Factory Stores ("NFS"), as growth in our full-price channel has impacted the availability and composition of off-price inventory for sale within NFS.

2019 FORM 10-K 31

Footwear revenues increased 8% on a currency-neutral basis for fiscal 2019, driven by growth in most key categories, led by Sportswear. Unit sales of footwear increased 4%, while higher ASP per pair contributed approximately 4 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, in part reflecting lower discounts, as well as higher ASP in our NIKE Direct business.
On a currency-neutral basis, apparel revenues increased 7% for fiscal 2019, driven by higher revenues in all key categories, led by Sportswear, followed by NIKE Basketball. Unit sales of apparel increased 5%, while higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth. The increase in ASP per unit was primarily a result of higher full-price ASP, in part reflecting lower discounts.
Reported EBIT increased 9% for fiscal 2019, reflecting higher revenues, gross margin expansion and selling and administrative expense leverage. Gross margin increased 30 basis points as higher full-price ASP, in part reflecting lower discounts, as well as favorable full-price mix more than offset higher product costs. Selling and administrative expense grew due to higher demand creation and operating overhead expenses. The increase in demand creation expense was primarily due to higher advertising and marketing costs. Operating overhead expense increased as a result of higher wage-related costs, including investments in our NIKE Direct operations.
EUROPE, MIDDLE EAST & AFRICA

(Dollars in millions)	FISCAL 2019	FISCAL 2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2017	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$6,293	$5,875	7%	12%	$5,192	13%	6%
Apparel	3,087	2,940	5%	9%	2,395	23%	16%
Equipment	432	427	1%	5%	383	11%	6%
TOTAL REVENUES	$9,812	$9,242	6%	11%	$7,970	16%	9%
Revenues by:
Sales to Wholesale Customers	$7,076	$6,765	5%	9%	$5,917	14%	8%
Sales through NIKE Direct	2,736	2,477	10%	15%	2,053	21%	13%
TOTAL REVENUES	$9,812	$9,242	6%	11%	$7,970	16%	9%
EARNINGS BEFORE INTEREST AND TAXES	$1,995	$1,587	26%		$1,507	5%
FISCAL 2019 COMPARED TO FISCAL 2018
On a currency-neutral basis, EMEA revenues for fiscal 2019 grew 11%, reflecting balanced growth across all territories. Revenues increased in nearly all key categories, led by Sportswear. NIKE Direct revenues increased 15%, driven by strong digital commerce sales growth of 28%, comparable store sales growth of 10% and the addition of new stores.
Currency-neutral footwear revenues grew 12% for fiscal 2019, driven by higher revenues in nearly all key categories, led by Sportswear. Unit sales of footwear increased 9% and higher ASP per pair contributed approximately 3 percentage points of footwear revenue growth. Higher ASP per pair primarily resulted from higher full-price and NIKE Direct ASPs.
For fiscal 2019, currency-neutral apparel revenues increased 9% due to growth in most key categories, led by Sportswear. Unit sales of apparel increased 6% and higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher NIKE Direct and full-price ASPs.
Reported EBIT increased 26% for fiscal 2019, primarily due to strong revenue growth, gross margin expansion and selling and administrative expense leverage. Gross margin increased 280 basis points as favorable standard foreign currency exchange rates and higher full-price ASP more than offset higher product costs. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Growth in operating overhead expense was primarily due to higher wage-related and administrative costs, including investments in our NIKE Direct operations. The increase in demand creation expense was primarily driven by higher advertising and marketing expenses, as well as higher sports marketing costs. The growth in demand creation and operating overhead expense was favorably impacted by changes in foreign currency exchange rates, specifically the Euro.

32 NIKE, INC.

GREATER CHINA

(Dollars in millions)	FISCAL 2019	FISCAL 2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2017	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$4,262	$3,496	22%	25%	$2,920	20%	16%
Apparel	1,808	1,508	20%	23%	1,188	27%	23%
Equipment	138	130	6%	8%	129	1%	-1%
TOTAL REVENUES	$6,208	$5,134	21%	24%	$4,237	21%	18%
Revenues by:
Sales to Wholesale Customers	$3,726	$3,216	16%	19%	$2,774	16%	13%
Sales through NIKE Direct	2,482	1,918	29%	33%	1,463	31%	27%
TOTAL REVENUES	$6,208	$5,134	21%	24%	$4,237	21%	18%
EARNINGS BEFORE INTEREST AND TAXES	$2,376	$1,807	31%		$1,507	20%
FISCAL 2019 COMPARED TO FISCAL 2018
On a currency-neutral basis, Greater China revenues for fiscal 2019 increased 24%, driven by higher revenues in nearly all key categories, led by Sportswear, the Jordan Brand and NIKE Basketball. NIKE Direct revenues increased 33%, driven by strong digital commerce sales growth of 47%, comparable store sales growth of 23% and the addition of new stores.
Currency-neutral footwear revenues increased 25% for fiscal 2019, driven by growth in most key categories, led by Sportswear and, to a lesser extent, the Jordan Brand and NIKE Basketball. Unit sales of footwear increased 20% and higher ASP per pair contributed approximately 5 percentage points to footwear revenue growth, driven by higher NIKE Direct and full-price ASPs.
The currency-neutral apparel revenue growth of 23% for fiscal 2019 was fueled by higher revenues in nearly all key categories, most notably Sportswear and the Jordan Brand. Unit sales of apparel increased 14% and higher ASP per unit increased apparel revenue growth by approximately 9 percentage points, primarily driven by higher full-price and NIKE Direct ASPs.
Reported EBIT increased 31% for fiscal 2019, driven by higher revenues, gross margin expansion and selling and administrative expense leverage. Gross margin increased 210 basis points as higher full-price ASP, in part reflecting lower discounts, as well as favorable standard foreign currency exchange rates and higher NIKE Direct margins more than offset higher product costs. Selling and administrative expense increased due to higher demand creation and operating overhead expenses. Demand creation expense increased primarily due to higher retail brand presentation, advertising and marketing costs, as well as higher sports marketing expenses. Growth in operating overhead expense was driven by higher wage-related and administrative costs, including investments in our NIKE Direct operations.
ASIA PACIFIC & LATIN AMERICA

(Dollars in millions)	FISCAL 2019	FISCAL 2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2017	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$3,622	$3,575	1%	12%	$3,285	9%	9%
Apparel	1,395	1,347	4%	15%	1,185	14%	15%
Equipment	237	244	-3%	8%	267	-9%	-8%
TOTAL REVENUES	$5,254	$5,166	2%	13%	$4,737	9%	10%
Revenues by:
Sales to Wholesale Customers	$3,746	$3,829	-2%	9%	$3,631	5%	6%
Sales through NIKE Direct	1,508	1,337	13%	23%	1,106	21%	21%
TOTAL REVENUES	$5,254	$5,166	2%	13%	$4,737	9%	10%
EARNINGS BEFORE INTEREST AND TAXES	$1,323	$1,189	11%		$980	21%

2019 FORM 10-K 33

FISCAL 2019 COMPARED TO FISCAL 2018
On a currency-neutral basis, APLA revenues increased 13% for fiscal 2019, driven by higher revenues in every territory. Territory revenue growth was led by SOCO (which comprises Argentina, Uruguay and Chile), Korea and Japan, which increased 19%, 16% and 11%, respectively. Revenues increased in nearly all key categories, led by Sportswear and Running. NIKE Direct revenues increased 23%, fueled by strong digital commerce sales growth of 61%, comparable store sales growth of 14% and the addition of new stores.
The 12% increase in currency-neutral footwear revenues for fiscal 2019 was attributable to growth in most key categories, led by Sportswear, followed by Running. Unit sales of footwear increased 6% and higher ASP per pair contributed approximately 6 percentage points of footwear revenue growth, driven by higher full-price and NIKE Direct ASPs, in part reflecting inflationary conditions in our SOCO territory.
Currency-neutral apparel revenues grew 15% for fiscal 2019, driven by higher revenues in nearly all key categories, most notably Sportswear, followed by Training. Unit sales of apparel increased 7% and higher ASP per unit contributed approximately 8 percentage points of apparel revenue growth, primarily driven by higher full-price and NIKE Direct ASPs, in part reflecting inflationary conditions in our SOCO territory.
Reported EBIT increased 11% for fiscal 2019 due to revenue growth, gross margin expansion and slightly lower selling and administrative expense. Gross margin increased 170 basis points as higher full-price ASP, as well as the favorable impact of growth and margin expansion in our NIKE Direct business, more than offset higher product costs. Demand creation expense decreased slightly as higher retail brand presentation and sports marketing costs were more than offset by the favorable impact of changes in foreign currency exchange rates, primarily the Argentine Peso (ARS) and Brazilian Real (BRL). Operating overhead expense decreased slightly as higher wage-related and administrative costs in our NIKE Direct operations were more than offset by the favorable impact of changes in foreign currency exchange rates, primarily the ARS and BRL.
GLOBAL BRAND DIVISIONS

(Dollars in millions)	FISCAL 2019	FISCAL 2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2017	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$42	$88	-52%	-53%	$73	21%	12%
Earnings (Loss) Before Interest and Taxes	$(3,262)	$(2,658)	-23%		$(2,677)	1%
Global Brand Divisions primarily represent demand creation and operating overhead expense, including product creation and design expenses that are centrally managed for the NIKE Brand, as well as costs associated with NIKE Direct global digital operations and enterprise technology. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
FISCAL 2019 COMPARED TO FISCAL 2018
Global Brand Divisions' loss before interest and taxes increased 23% for fiscal 2019 as total selling and administrative expense increased compared to fiscal 2018. Operating overhead expense growth was primarily driven by higher wage-related and administrative costs resulting from investments in data and analytics capabilities, digital commerce platforms and our initial investment in a new enterprise resource planning tool, all of which are in an effort to accelerate our end-to-end digital transformation. Lower demand creation expense was primarily due to lower advertising and marketing costs.
CONVERSE

(Dollars in millions)	FISCAL 2019	FISCAL 2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2017	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$1,906	$1,886	1%	3%	$2,042	-8%	-11%
Earnings Before Interest and Taxes	$303	$310	-2%		$477	-35%

34 NIKE, INC.

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
FISCAL 2019 COMPARED TO FISCAL 2018
On a currency-neutral basis, Converse revenues increased 3% for fiscal 2019. Comparable direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years) increased 2%, which drove the majority of total Converse revenue growth. Comparable direct distribution market unit sales decreased 3% for fiscal 2019, while higher ASP per unit contributed approximately 5 percentage points of direct distribution markets revenue growth. On a territory basis, the increase in comparable direct distribution markets revenues for the year was primarily attributable to revenue growth in Asia across all distribution channels, partially offset by lower revenues in the U.S. and Europe. Conversion of markets from licensed to direct distribution had minimal impact on total Converse revenues for fiscal 2019. Revenues from comparable licensed markets grew 6% for fiscal 2019, primarily due to revenue growth in Asia and Brazil, but had minimal impact on total Converse revenue growth.
Reported EBIT for Converse decreased 2% for fiscal 2019 as higher selling and administrative expense more than offset gross margin expansion and revenue growth. Gross margin increased 180 basis points, driven by higher margin in our direct to consumer business, favorable standard foreign currency exchange rates and higher full-price ASP due to changes in product mix. Selling and administrative expense increased due to higher operating overhead and higher demand creation expense. Higher operating overhead expense was due to an increase in wage-related and administrative costs, primarily to support investments in our digital business. Higher demand creation expense was primarily due to an increase in advertising and marketing costs associated with our digital platform.
CORPORATE

(Dollars in millions)	FISCAL 2019	FISCAL 2018	% CHANGE	FISCAL 2017	% CHANGE
Revenues	$(7)	$26	—	$75	—
Earnings (Loss) Before Interest and Taxes	$(1,810)	$(1,456)	-24%	$(724)	-101%
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
In addition to the foreign currency gains and losses recognized in Corporate revenues, foreign currency results in Corporate include gains and losses resulting from the difference between actual foreign currency exchange rates and standard rates used to record non-functional currency denominated product purchases within the NIKE Brand geographic operating segments and Converse; related foreign currency hedge results; conversion gains and losses arising from re-measurement of monetary assets and liabilities in non-functional currencies; and certain other foreign currency derivative instruments.
FISCAL 2019 COMPARED TO FISCAL 2018
For fiscal 2019, Corporate's loss before interest and taxes increased $354 million primarily due to the following:

•
an unfavorable change of $276 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin;

•	an unfavorable change of $210 million, primarily due to higher operating overhead expense driven by higher wage-related and administrative costs; and

•
a favorable change in net foreign currency gains and losses of $132 million related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.

2019 FORM 10-K 35

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
Refer to Note 6 — Fair Value Measurements and Note 14 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional description of how the above financial instruments are valued and recorded, as well as the fair value of outstanding derivatives at each reported period end.
TRANSACTIONAL EXPOSURES
We conduct business in various currencies and have transactions which subject us to foreign currency risk. Our most significant transactional foreign currency exposures are:

•	Product Costs — NIKE's product costs are exposed to fluctuations in foreign currencies in the following ways:

1.	Product purchases denominated in currencies other than the functional currency of the transacting entity:

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

2.
Factory input costs: NIKE operates a foreign currency adjustment program with certain factories. The program is designed to more effectively manage foreign currency risk by assuming certain of the factories' foreign currency exposures, some of which are natural offsets to our existing foreign currency exposures. Under this program, our payments to these factories are adjusted for rate fluctuations in the basket of currencies (“factory currency exposure index”) in which the labor, materials and overhead costs incurred by the factories in the production of NIKE branded products (“factory input costs”) are denominated.

For the currency within the factory currency exposure indices that is the local or functional currency of the factory, the currency rate fluctuation affecting the product cost is recorded within Inventories and is recognized in Cost of sales when the related product is sold to a third-party. All currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, are recognized as embedded derivative contracts and are recorded at fair value through Other (income) expense, net. Refer to Note 14 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional detail.
As an offset to the impacts of the fluctuating U.S. Dollar on our non-functional currency denominated product purchases described above, a strengthening U.S. Dollar against the foreign currencies within the factory currency exposure indices reduces NIKE's U.S. Dollar inventory cost. Conversely, a weakening U.S. Dollar against the indexed foreign currencies increases our inventory cost.

36 NIKE, INC.

•
Non-Functional Currency Denominated External Sales — A portion of our NIKE Brand and Converse revenues associated with European operations are earned in currencies other than the Euro (e.g., the British Pound) but are recognized at a subsidiary that uses the Euro as its functional currency. These sales generate a foreign currency exposure.

•
Other Costs — Non-functional currency denominated costs, such as endorsement contracts, also generate foreign currency risk, though to a lesser extent. In certain cases, the Company has entered into contractual agreements which have payments indexed to foreign currencies that create embedded derivative contracts recorded at fair value through Other (income) expense, net. Refer to Note 14 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional detail.

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

MANAGING TRANSACTIONAL EXPOSURES
Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and may also elect to use currency forward and option contracts to hedge the remaining effect of exchange rate fluctuations on probable forecasted future cash flows, including certain product cost exposures, non-functional currency denominated external sales and other costs described above. Generally, these are accounted for as cash flow hedges, except for hedges of the embedded derivative components of the product cost exposures and other contractual agreements.
Certain currency forward contracts used to manage the foreign exchange exposure of non-functional currency denominated monetary assets and liabilities subject to re-measurement and embedded derivative contracts are not formally designated as hedging instruments. Accordingly, changes in fair value of these instruments are recognized in Other (income) expense, net and are intended to offset the foreign currency impact of the re-measurement of the related non-functional currency denominated asset or liability or the embedded derivative contract being hedged.
TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. In the translation of our Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $1,236 million, a benefit of approximately $832 million and a detriment of approximately $542 million for the years ended May 31, 2019, 2018 and 2017, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $233 million, a benefit of approximately $177 million and a detriment of approximately $115 million for the years ended May 31, 2019, 2018 and 2017, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Argentina subsidiary within our APLA operating segment is operating in a hyper-inflationary market. As a result, beginning in the second quarter of fiscal 2019, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. Dollar. As of and for the period ended May 31, 2019, this change did not have a material impact on our results of operations or financial condition and we do not anticipate it will have a material impact in future periods based on current rates.
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

2019 FORM 10-K 37

We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $97 million, $110 million and $59 million on our Income before income taxes for the years ended May 31, 2019, 2018 and 2017, respectively.
NET INVESTMENTS IN FOREIGN SUBSIDIARIES
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for as net investment hedges in accordance with U.S. GAAP. There were no outstanding net investment hedges as of May 31, 2019 and 2018. There were no cash flows from net investment hedge settlements for the years ended May 31, 2019, 2018 and 2017.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided by operations was $5,903 million for fiscal 2019 compared to $4,955 million for fiscal 2018. Net income, adjusted for non-cash items, generated $5,341 million of operating cash flow for fiscal 2019 compared to $3,473 million for fiscal 2018. The net change in working capital and other assets and liabilities resulted in an increase to Cash provided by operations of $562 million for fiscal 2019, compared to an increase to Cash provided by operations of $1,482 million for fiscal 2018. The primary driver of the change in working capital relates to the accrual of $1,172 million for the transition tax under the Tax Act during fiscal 2018. Refer to Note 9 — Income Taxes for additional information on the Tax Act. Cash provided by operations in fiscal 2019 was further impacted by the net change in cash collateral with derivative counterparties as a result of hedging transactions. During fiscal 2019, we received cash collateral of $266 million compared to $23 million in fiscal 2018. In addition, the change in Accounts receivable, net, decreased Cash provided by operations by $457 million in fiscal 2019, primarily driven by revenue growth.
Cash provided (used) by investing activities was an outflow of $264 million for fiscal 2019, compared to an inflow of $276 million for fiscal 2018, driven primarily by the net change in short-term investments. During fiscal 2019, the net change in investments (including sales, maturities and purchases) resulted in a cash inflow of $850 million compared to an inflow of $1,326 million in fiscal 2018.
In fiscal 2020, we plan to continue investing in our infrastructure to support future growth, including corporate facilities, expanding our digital capabilities and new NIKE Direct stores. We continue to expect such investments to approximate 3% to 4% of revenues, on average.
Cash used by financing activities was $5,293 million for fiscal 2019 compared to $4,835 million for fiscal 2018 with the increase primarily impacted by the repayment of Notes payable during fiscal 2019.
In fiscal 2019, we purchased 54.3 million shares of NIKE's Class B Common Stock for $4,283 million (an average price of $78.86 per share). During the third quarter of fiscal 2019, we concluded the four-year, $12 billion program authorized by our Board of Directors in November 2015. Throughout this program we purchased a total of 192.1 million shares for $12 billion (an average price of $62.47 per share). Immediately following the completion of this program, we began repurchasing shares under the new four-year, $15 billion program authorized by our Board of Directors in June 2018.
As of May 31, 2019, we had repurchased 11.6 million shares at a cost of $986 million (an average price of $84.72 per share) under this new program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt. The timing and the amount of share repurchases will be dictated by our capital needs and stock market conditions.
CAPITAL RESOURCES
On July 21, 2016, we filed a shelf registration statement (the “Shelf”) with the SEC which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expired on July 21, 2019 and we plan to file a new shelf registration statement with the SEC in July 2019. For additional information regarding our long-term debt refer to Note 8 — Long-Term Debt in the accompanying Notes to the Consolidated Financial Statements.

38 NIKE, INC.

On August 28, 2015, we entered into a committed credit facility agreement with a syndicate of banks, which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one-year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. As of and for the periods ended May 31, 2019 and 2018, we had no amounts outstanding under the committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt ratings were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt ratings were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur as well as limits on the indebtedness we can incur relative to our net worth. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of May 31, 2019, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $2 billion commercial paper program. On June 1, 2018, we repaid $325 million and had no additional borrowings under this program as of and for the year ended May 31, 2019. We may continue to issue commercial paper or other debt securities depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
To date, in fiscal 2019, we have not experienced difficulty accessing the credit markets or incurred higher interest costs; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of May 31, 2019, we had cash, cash equivalents and short-term investments totaling $4.7 billion, primarily consisting of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of May 31, 2019, the weighted-average days to maturity of our cash equivalents and short-term investments portfolio was 32 days.
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
CONTRACTUAL OBLIGATIONS
Our significant long-term contractual obligations as of May 31, 2019, and significant endorsement contracts, including related marketing commitments, entered into through the date of this report are as follows:

DESCRIPTION OF COMMITMENT	CASH PAYMENTS DUE DURING THE YEAR ENDING MAY 31,
(Dollars in millions)	2020	2021	2022	2023	2024	THEREAFTER	TOTAL
Operating Leases	$553	$513	$441	$386	$345	$1,494	$3,732
Capital Leases and Other Financing Obligations (1)	32	34	40	37	34	197	374
Long-Term Debt (2)	115	112	109	609	98	4,617	5,660
Endorsement Contracts (3)	1,382	1,274	1,360	1,077	968	4,148	10,209
Product Purchase Obligations (4)	5,203	—	—	—	—	—	5,203
Other Purchase Obligations (5)	1,331	411	225	166	135	492	2,760
Transition Tax Related to the Tax Act (6)	86	86	86	86	161	483	988
TOTAL	$8,702	$2,430	$2,261	$2,361	$1,741	$11,431	$28,926

(1)	Capital leases and other financing obligations include payments related to build-to-suit lease arrangements.

2019 FORM 10-K 39

(2)
The cash payments due for long-term debt include estimated interest payments. Estimates of interest payments are based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of May 31, 2019 (if variable), timing of scheduled payments and the term of the debt obligations.

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

(6)
Represents the future cash payments due as part of the transition tax on deemed repatriation of undistributed earnings of foreign subsidiaries, which is reflected net of foreign tax credits we utilized. Refer to Note 9 — Income Taxes in the accompanying Notes to the Consolidated Financial Statements for additional information.

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
We also have the following outstanding short-term debt obligations as of May 31, 2019. Refer to Note 7 — Short-Term Borrowings and Credit Lines in the accompanying Notes to the Consolidated Financial Statements for further description and interest rates related to the short-term debt obligations listed below.

(Dollars in millions)	AS OF MAY 31, 2019
Notes payable, due at mutually agreed-upon dates within one year of issuance or on demand	$9
Payable to Sojitz America for the purchase of inventories, generally due 60 days after shipment of goods from a foreign port	$75
As of May 31, 2019, the Company had bank guarantees and letters of credit outstanding totaling $215 million, issued primarily for real estate agreements, self-insurance programs and other general business obligations.
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
We believe the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies and estimates. Management has reviewed and discussed these critical accounting policies with the Audit & Finance Committee of the Board of Directors.

40 NIKE, INC.

These policies require that we make estimates in the preparation of our Consolidated Financial Statements as of a given date. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.
REVENUE RECOGNITION
On June 1, 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method of adoption. Prior period amounts have not been restated and continue to be reported in accordance with our historical accounting policies. Our revenue recognition polices under Topic 606 are described in the following paragraphs and references to prior period policies under Accounting Standard Codification Topic 605 — Revenue Recognition, are included below in the event they are substantially different.
Revenue transactions associated with the sale of NIKE Brand footwear, apparel and equipment, as well as Converse products, comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or direct to consumer channels. We satisfy the performance obligation and record revenues when transfer of control has passed to the customer, based on the terms of sale. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. Transfer of control passes to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control passes to retail store customers at the time of sale and to substantially all digital commerce customers upon shipment. Prior to June 1, 2018, the requirements for recognizing revenue were met upon delivery to the customer. The transaction price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment terms for wholesale transactions depend on the country of sale or agreement with the customer and payment is generally required within 90 days or less of shipment to or receipt by the wholesale customer. Payment is due at the time of sale for retail store and digital commerce transactions.
As part of our revenue recognition policy, consideration promised in our contracts with customers is variable due to anticipated reductions such as sales returns, discounts and miscellaneous claims from customers. We estimate the most likely amount we will be entitled to receive and record an anticipated reduction against Revenues, with an offsetting increase to Accrued liabilities at the time revenues are recognized. The estimated cost of inventory for product returns is recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Prior to June 1, 2018, the Company's reserve balances were reported net of the estimated cost of inventory for product returns and recognized within Accounts receivable, net for wholesale transactions and Accrued liabilities for our direct to consumer business, on the Consolidated Balance Sheets.
The provision for anticipated sales returns consists of both contractual return rights and discretionary authorized returns. Provisions for post-invoice sales discounts consist of both contractual programs and discretionary discounts that are expected to be granted at a later date.
Estimates of discretionary authorized returns, discounts and claims are based on (1) historical rates, (2) specific identification of outstanding returns not yet received from customers and outstanding discounts and claims and (3) estimated returns, discounts and claims expected but not yet finalized with customers. Actual returns, discounts and claims in any future period are inherently uncertain and may differ from estimates recorded. If actual or expected future returns, discounts or claims were significantly different than reserves established, a reduction or increase to net revenues would be recorded in the period in which such determination was made.
Refer also to Note 1 — Summary of Significant Accounting Policies and Note 16 — Revenues for additional information in the accompanying Notes to the Consolidated Financial Statements.
INVENTORY RESERVES
We also make ongoing estimates relating to the net realizable value of inventories based upon our assumptions about future demand and market conditions. If we estimate the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated net realizable value. This reserve is recorded as a charge to Cost of sales. If changes in market conditions result in reductions to the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination.

2019 FORM 10-K 41

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
Certain contracts provide for variable payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g., maintaining a specified ranking in a sport for a year). When we determine payments are probable, the amounts are reported in Demand creation expense ratably over the contract period based on our best estimate of the endorser's performance. In these instances, to the extent actual payments to the endorser differ from our estimate due to changes in the endorser's performance, adjustments to Demand creation expense may be recorded in a future period.
Certain contracts provide for royalty payments to endorsers based upon a predetermined percent of sales of particular products, which we record in Cost of sales as the related sales occur. For contracts containing minimum guaranteed royalty payments, we record the amount of any guaranteed payment in excess of that earned through sales of product within Demand creation expense.
PROPERTY, PLANT AND EQUIPMENT AND DEFINITE-LIVED ASSETS
We review the carrying value of long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies that would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group's carrying amount and its estimated fair value.
HEDGE ACCOUNTING FOR DERIVATIVES
We use derivative contracts to hedge certain anticipated foreign currency and interest rate transactions as well as certain non-functional currency monetary assets and liabilities. When the specific criteria to qualify for hedge accounting has been met, changes in the fair value of contracts hedging probable forecasted future cash flows are recorded in Accumulated other comprehensive income (loss), rather than Net income, until the underlying hedged transaction affects Net income. In most cases, this results in gains and losses on hedge derivatives being released from Accumulated other comprehensive income (loss) into Net income sometime after the maturity of the derivative. One of the criteria for this accounting treatment is that the notional value of these derivative contracts should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decline below hedged levels, or if it is no longer probable a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, we are required to reclassify the cumulative change in fair value of the over-hedged portion of the related hedge contract from Accumulated other comprehensive income (loss) to Other (income) expense, net during the quarter in which the decrease occurs.
INCOME TAXES
We are subject to taxation in the United States, as well as various state and foreign jurisdictions. The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. On an interim basis, we estimate our effective tax rate for the full fiscal year. This estimated annual effective tax rate is then applied to the year-to-date Income before income taxes excluding infrequently occurring or unusual items, to determine the year-to-date Income tax expense. The income tax effects of infrequent or unusual items are recognized in the interim period in which they occur. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs.

42 NIKE, INC.

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
On December 22, 2017, the United States enacted the Tax Act, which significantly changed previous U.S. tax laws, including provisions for a one-time transition tax on deemed repatriation of undistributed foreign earnings, and a reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, among other changes. The Tax Act also transitions U.S. international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation. Certain provisions of the Tax Act, including a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries, were not effective for the Company until fiscal 2019. In accordance with U.S. GAAP, the Company has made an accounting policy election to treat taxes due under the GILTI provision as a current period expense.
Implementation of the Tax Act required us to record incremental provisional tax expense in fiscal 2018, which increased our effective tax rate in fiscal 2018. We completed our analysis of the Tax Act in the second quarter of fiscal 2019 and no adjustments were made to the provisional amounts recorded.
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

2019 FORM 10-K 43

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
The timing for hedging exposures, as well as the type and duration of the hedge instruments employed, are guided by our hedging policies and determined based upon the nature of the exposure and prevailing market conditions. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The majority of derivatives outstanding as of May 31, 2019 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Chinese Yuan/U.S. Dollar and Japanese Yen/U.S. Dollar currency pairs. Refer to Note 14 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional information.
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
The estimated maximum one-day loss in fair value on our foreign currency sensitive derivative financial instruments, derived using the VaR model, was $34 million and $93 million at May 31, 2019 and 2018, respectively. The VAR decreased year-over-year as a result of a decrease in foreign currency volatilities at May 31, 2019. Such a hypothetical loss in the fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $83 million and $260 million during fiscal 2019 and fiscal 2018, respectively.

44 NIKE, INC.

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

	EXPECTED MATURITY DATE YEAR ENDING MAY 31,
(Dollars in millions)	2020	2021	2022	2023	2024	THEREAFTER	TOTAL	FAIR VALUE
Foreign Exchange Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$6	$3	$—	$—	$—	$—	$9	$9
Average interest rate	2.4%	2.4%	0.0%	0.0%	0.0%	0.0%	2.4%
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$6	$3	$—	$—	$—	$—	$9	$9
Average interest rate	2.4%	2.4%	0.0%	0.0%	0.0%	0.0%	2.4%
U.S. Dollar Functional Currency
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$—	$—	$—	$500	$—	$3,000	$3,500	$3,515
Average interest rate	0.0%	0.0%	0.0%	2.3%	0.0%	3.3%	3.1%
The fixed interest rate Japanese Yen denominated debt instruments were issued by and are accounted for by one of our Japanese subsidiaries. Accordingly, the monthly translation of these instruments, which varies due to changes in foreign exchange rates, is recognized in Accumulated other comprehensive income (loss) upon consolidation of this subsidiary.

2019 FORM 10-K 45

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

46 NIKE, INC.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2019.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the Consolidated Financial Statements and (2) the effectiveness of our internal control over financial reporting as of May 31, 2019, as stated in their report herein.

Mark G. Parker	Andrew Campion
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

2019 FORM 10-K 47

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NIKE, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NIKE, Inc. and its subsidiaries (the “Company”) as of May 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers and the manner in which it accounts for income taxes related to intra-entity transfers other than inventory as of June 1, 2018 and the manner in which it accounts for share-based payment awards to employees as of June 1, 2017.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

48 NIKE, INC.

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
/s/ PricewaterhouseCoopers LLP
Portland, Oregon
July 23, 2019
We have served as the Company’s auditor since 1974.

2019 FORM 10-K 49

NIKE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED MAY 31,
(In millions, except per share data)	2019	2018	2017
Revenues	$39,117	$36,397	$34,350
Cost of sales	21,643	20,441	19,038
Gross profit	17,474	15,956	15,312
Demand creation expense	3,753	3,577	3,341
Operating overhead expense	8,949	7,934	7,222
Total selling and administrative expense	12,702	11,511	10,563
Interest expense (income), net	49	54	59
Other (income) expense, net	(78)	66	(196)
Income before income taxes	4,801	4,325	4,886
Income tax expense	772	2,392	646
NET INCOME	$4,029	$1,933	$4,240
Earnings per common share:
Basic	$2.55	$1.19	$2.56
Diluted	$2.49	$1.17	$2.51
Weighted average common shares outstanding:
Basic	1,579.7	1,623.8	1,657.8
Diluted	1,618.4	1,659.1	1,692.0
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

50 NIKE, INC.

NIKE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED MAY 31,
(Dollars in millions)	2019	2018	2017
Net income	$4,029	$1,933	$4,240
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(173)	(6)	16
Change in net gains (losses) on cash flow hedges	503	76	(515)
Change in net gains (losses) on other	(7)	34	(32)
Total other comprehensive income (loss), net of tax	323	104	(531)
TOTAL COMPREHENSIVE INCOME	$4,352	$2,037	$3,709
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2019 FORM 10-K 51

NIKE, INC.
CONSOLIDATED BALANCE SHEETS

	MAY 31,
(Dollars in millions)	2019	2018
ASSETS
Current assets:
Cash and equivalents	$4,466	$4,249
Short-term investments	197	996
Accounts receivable, net	4,272	3,498
Inventories	5,622	5,261
Prepaid expenses and other current assets	1,968	1,130
Total current assets	16,525	15,134
Property, plant and equipment, net	4,744	4,454
Identifiable intangible assets, net	283	285
Goodwill	154	154
Deferred income taxes and other assets	2,011	2,509
TOTAL ASSETS	$23,717	$22,536
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6	$6
Notes payable	9	336
Accounts payable	2,612	2,279
Accrued liabilities	5,010	3,269
Income taxes payable	229	150
Total current liabilities	7,866	6,040
Long-term debt	3,464	3,468
Deferred income taxes and other liabilities	3,347	3,216
Commitments and contingencies (Note 18)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 315 and 329 shares outstanding	—	—
Class B — 1,253 and 1,272 shares outstanding	3	3
Capital in excess of stated value	7,163	6,384
Accumulated other comprehensive income (loss)	231	(92)
Retained earnings	1,643	3,517
Total shareholders' equity	9,040	9,812
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,717	$22,536
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

52 NIKE, INC.

NIKE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED MAY 31,
(Dollars in millions)	2019	2018	2017
Cash provided by operations:
Net income	$4,029	$1,933	$4,240
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	705	747	706
Deferred income taxes	34	647	(273)
Stock-based compensation	325	218	215
Amortization and other	15	27	10
Net foreign currency adjustments	233	(99)	(117)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(270)	187	(426)
(Increase) decrease in inventories	(490)	(255)	(231)
(Increase) decrease in prepaid expenses and other current and non-current assets	(203)	35	(120)
Increase (decrease) in accounts payable, accrued liabilities and other current and non-current liabilities	1,525	1,515	(158)
Cash provided by operations	5,903	4,955	3,846
Cash provided (used) by investing activities:
Purchases of short-term investments	(2,937)	(4,783)	(5,928)
Maturities of short-term investments	1,715	3,613	3,623
Sales of short-term investments	2,072	2,496	2,423
Additions to property, plant and equipment	(1,119)	(1,028)	(1,105)
Disposals of property, plant and equipment	5	3	13
Other investing activities	—	(25)	(34)
Cash provided (used) by investing activities	(264)	276	(1,008)
Cash used by financing activities:
Net proceeds from long-term debt issuance	—	—	1,482
Long-term debt payments, including current portion	(6)	(6)	(44)
Increase (decrease) in notes payable	(325)	13	327
Payments on capital lease and other financing obligations	(27)	(23)	(17)
Proceeds from exercise of stock options and other stock issuances	700	733	489
Repurchase of common stock	(4,286)	(4,254)	(3,223)
Dividends — common and preferred	(1,332)	(1,243)	(1,133)
Tax payments for net share settlement of equity awards	(17)	(55)	(29)
Cash used by financing activities	(5,293)	(4,835)	(2,148)
Effect of exchange rate changes on cash and equivalents	(129)	45	(20)
Net increase (decrease) in cash and equivalents	217	441	670
Cash and equivalents, beginning of year	4,249	3,808	3,138
CASH AND EQUIVALENTS, END OF YEAR	$4,466	$4,249	$3,808
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$153	$125	$98
Income taxes	757	529	703
Non-cash additions to property, plant and equipment	160	294	266
Dividends declared and not paid	347	320	300
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2019 FORM 10-K 53

NIKE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2016	353	$—	1,329	$3	$5,038	$318	$6,899	$12,258
Stock options exercised			17		525			525
Conversion to Class B Common Stock	(24)		24					—
Repurchase of Class B Common Stock			(60)		(189)		(3,060)	(3,249)
Dividends on common stock ($0.70 per share) and preferred stock ($0.10 per share)							(1,159)	(1,159)
Issuance of shares to employees, net of shares withheld for employee taxes			4		121		(13)	108
Stock-based compensation					215			215
Net income							4,240	4,240
Other comprehensive income (loss)						(531)		(531)
Balance at May 31, 2017	329	$—	1,314	$3	$5,710	$(213)	$6,907	$12,407
Stock options exercised			24		600			600
Repurchase of Class B Common Stock			(70)		(254)		(4,013)	(4,267)
Dividends on common stock ($0.78 per share) and preferred stock ($0.10 per share)							(1,265)	(1,265)
Issuance of shares to employees, net of shares withheld for employee taxes			4		110		(28)	82
Stock-based compensation					218			218
Net income							1,933	1,933
Other comprehensive income (loss)						104		104
Reclassifications to retained earnings in accordance with ASU 2018-02 (Note 1)						17	(17)	—
Balance at May 31, 2018	329	$—	1,272	$3	$6,384	$(92)	$3,517	$9,812
Stock options exercised			18		539			539
Conversion to Class B Common Stock	(14)		14					—
Repurchase of Class B Common Stock			(54)		(227)		(4,056)	(4,283)
Dividends on common stock ($0.86 per share) and preferred stock ($0.10 per share)							(1,360)	(1,360)
Issuance of shares to employees, net of shares withheld for employee taxes			3		142		(3)	139
Stock-based compensation					325			325
Net income							4,029	4,029
Other comprehensive income (loss)						323		323
Adoption of ASU 2016-16 (Note 1)							(507)	(507)
Adoption of ASC Topic 606 (Note 1)							23	23
Balance at May 31, 2019	315	$—	1,253	$3	$7,163	$231	$1,643	$9,040
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

54 NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019 FORM 10-K 55

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
NIKE, Inc. is a worldwide leader in the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE, Inc. portfolio brands include the NIKE Brand, Jordan Brand, Hurley and Converse. The NIKE Brand is focused on performance athletic footwear, apparel, equipment, accessories and services across a wide range of sport categories, amplified with sport-inspired sportswear products carrying the Swoosh trademark, as well as other NIKE Brand trademarks. The Jordan Brand is focused on athletic and casual footwear, apparel and accessories using the Jumpman trademark. Sales and operating results of Jordan Brand products are reported within the respective NIKE Brand geographic operating segments. The Hurley brand is focused on action sports and youth lifestyle apparel and accessories under the Hurley trademark. Sales and operating results of Hurley brand products are reported within the NIKE Brand's North America geographic operating segment. Converse designs, distributes, licenses and sells casual sneakers, apparel and accessories under the Converse, Chuck Taylor, All Star, One Star, Star Chevron and Jack Purcell trademarks. In some markets outside the U.S., these trademarks are licensed to third parties who design, distribute, market and sell similar products. Operating results of the Converse brand are reported on a stand-alone basis.
BASIS OF CONSOLIDATION
The Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company" or "NIKE"). All significant intercompany transactions and balances have been eliminated.
REVENUE RECOGNITION
Beginning in fiscal 2019, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Prior period amounts have not been restated and continue to be reported in accordance with the Company's historical accounting policies. The Company's revenue recognition polices under Topic 606 are described in the following paragraphs and references to prior period policies under Accounting Standard Codification Topic 605 — Revenue Recognition (Topic 605), are included below in the event they are substantially different.
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
Transfer of control passes to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control passes to retail store customers at the time of sale and to substantially all digital commerce customers upon shipment. Prior to June 1, 2018, the requirements for recognizing revenue were met upon delivery to the customer. The transaction price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment terms for wholesale transactions depend on the country of sale or agreement with the customer and payment is generally required within 90 days or less of shipment to or receipt by the wholesale customer. Payment is due at the time of sale for retail store and digital commerce transactions.
Consideration for trademark licensing contracts is earned through sales-based or usage-based royalty arrangements and the associated revenues are recognized over the license period.
Taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction, and are collected by the Company from a customer, are excluded from Revenues and Cost of sales in the Consolidated Statements of Income. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales when the related revenue is recognized.

56 NIKE, INC.

SALES-RELATED RESERVES
Consideration promised in the Company's contracts with customers is variable due to anticipated reductions such as sales returns, discounts and miscellaneous claims from customers. The Company estimates the most likely amount it will be entitled to receive and records an anticipated reduction against Revenues, with an offsetting increase to Accrued liabilities at the time revenues are recognized. The estimated cost of inventory for product returns is recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Prior to June 1, 2018, the Company's reserve balances were reported net of the estimated cost of inventory for product returns and recognized within Accounts receivable, net for wholesale transactions and Accrued liabilities for the Company's direct to consumer business, on the Consolidated Balance Sheets.
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
A significant amount of the Company's promotional expenses result from payments under endorsement contracts. In general, endorsement payments are expensed on a straight-line basis over the term of the contract. However, certain contract elements may be accounted for differently based upon the facts and circumstances of each individual contract. Prepayments made under contracts are included in Prepaid expenses and other current assets or Deferred income taxes and other assets depending on the period to which the prepayment applies.
Certain contracts provide for contingent payments to endorsers based upon specific achievements in their sport (e.g., winning a championship). The Company records Demand creation expense for these amounts when the endorser achieves the specific goal.
Certain contracts provide for variable payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g., maintaining a specified ranking in a sport for a year). When the Company determines payments are probable, the amounts are reported in Demand creation expense ratably over the contract period based on the Company's best estimate of the endorser's performance. In these instances, to the extent actual payments to the endorser differ from the Company's estimate due to changes in the endorser's performance, adjustments to Demand creation expense may be recorded in a future period.
Certain contracts provide for royalty payments to endorsers based upon a predetermined percent of sales of particular products, which the Company records in Cost of sales as the related sales occur. For contracts containing minimum guaranteed royalty payments, the Company records the amount of any guaranteed payment in excess of that earned through sales of product within Demand creation expense.
Through cooperative advertising programs, the Company reimburses its wholesale customers for certain costs of advertising the Company's products. The Company records these costs in Demand creation expense at the point in time when it is obligated to its customers for the costs. This obligation may arise prior to the related advertisement being run.

2019 FORM 10-K 57

Total advertising and promotion expenses, which the Company refers to as Demand creation expense, were $3,753 million, $3,577 million and $3,341 million for the years ended May 31, 2019, 2018 and 2017, respectively. Prepaid advertising and promotion expenses totaled $773 million and $730 million at May 31, 2019 and 2018, respectively, of which $333 million and $359 million, respectively, was recorded in Prepaid expenses and other current assets, and $440 million and $371 million, respectively, was recorded in Deferred income taxes and other assets, depending on the period to which the prepayment applied.
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
SHORT-TERM INVESTMENTS
Short-term investments consist of highly liquid investments, including commercial paper, U.S. Treasury, U.S. Agency, time deposits and corporate debt securities, with maturities over 90 days at the date of purchase. Debt securities the Company has the ability and positive intent to hold to maturity are carried at amortized cost. At May 31, 2019 and 2018, the Company did not hold any short-term investments classified as trading or held-to-maturity.
At May 31, 2019 and 2018, Short-term investments consisted of available-for-sale debt securities, which are recorded at fair value with unrealized gains and losses reported, net of tax, in Accumulated other comprehensive income (loss), unless unrealized losses are determined to be other than temporary. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale debt securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and, therefore, classifies all securities with maturity dates beyond 90 days at the date of purchase as current assets within Short-term investments on the Consolidated Balance Sheets.
Refer to Note 6 — Fair Value Measurements for more information on the Company's short-term investments.
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE
Accounts receivable, net consist primarily of amounts receivable from customers. The Company makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance, the Company considers historical levels of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Accounts receivable with anticipated collection dates greater than 12 months from the balance sheet date and related allowances are considered non-current and recorded in Deferred income taxes and other assets. The allowance for uncollectible accounts receivable was $30 million at both May 31, 2019 and 2018.
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

58 NIKE, INC.

SOFTWARE DEVELOPMENT COSTS
Internal Use Software: Expenditures for major software purchases and software developed for internal use are capitalized and amortized over a 2 to 12-year period on a straight-line basis. The Company's policy provides for the capitalization of external direct costs associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.
Computer Software to be Sold, Leased or Otherwise Marketed: Development costs of computer software to be sold, leased or otherwise marketed as an integral part of a product are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company's products are released soon after technological feasibility has been established. Therefore, software development costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred.
IMPAIRMENT OF LONG-LIVED ASSETS
The Company reviews the carrying value of long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group's carrying amount and its estimated fair value.
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
The Company performs annual impairment tests on goodwill and intangible assets with indefinite lives in the fourth quarter of each fiscal year or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit or an intangible asset with an indefinite life below its carrying value. Events or changes in circumstances that may trigger interim impairment reviews include significant changes in business climate, operating results, planned investments in the reporting unit, planned divestitures or an expectation that the carrying amount may not be recoverable, among other factors. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, an impairment test is unnecessary. If an impairment test is necessary, the Company will estimate the fair value of its related reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is determined to be impaired and the Company will proceed with recording an impairment charge equal to the excess of the carrying value over the related fair value.
Indefinite-lived intangible assets primarily consist of acquired trade names and trademarks. The Company may first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the indefinite-lived intangible asset is not impaired, no quantitative fair value measurement is necessary. If a quantitative fair value measurement calculation is required for these intangible assets, the Company primarily utilizes the relief-from-royalty method. This method assumes trade names and trademarks have value to the extent their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. If the carrying value of the indefinite-lived intangible exceeds its fair value, the asset is determined to be impaired and the Company will proceed with recording an impairment charge equal to the excess of the carrying value over the related fair value.

2019 FORM 10-K 59

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
The Company's fair value measurement process includes comparing fair values to another independent pricing vendor to ensure appropriate fair values are recorded.
Refer to Note 6 — Fair Value Measurements for additional information.
FOREIGN CURRENCY TRANSLATION AND FOREIGN CURRENCY TRANSACTIONS
Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in the foreign currency translation adjustment, a component of Accumulated other comprehensive income (loss) in Total shareholders' equity.
The Company's global subsidiaries have various assets and liabilities, primarily receivables and payables, which are denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, the impact of which is recorded in Other (income) expense, net, within the Consolidated Statements of Income.
ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
The Company uses derivative financial instruments to reduce its exposure to changes in foreign currency exchange rates and interest rates. All derivatives are recorded at fair value on the Consolidated Balance Sheets and changes in the fair value of derivative financial instruments are either recognized in Accumulated other comprehensive income (loss) (a component of Total shareholders' equity), Long-term debt or Net income depending on the nature of the underlying exposure, whether the derivative is formally designated as a hedge and, if designated, the extent to which the hedge is effective. The Company classifies the cash flows at settlement from derivatives in the same category as the cash flows from the related hedged items. For undesignated hedges and designated cash flow hedges, this is primarily within the Cash provided by operations component of the

60 NIKE, INC.

Consolidated Statements of Cash Flows. For designated net investment hedges, this is within the Cash used by investing activities component of the Consolidated Statements of Cash Flows. For the Company's fair value hedges, which are interest rate swaps used to mitigate the change in fair value of its fixed-rate debt attributable to changes in interest rates, the related cash flows from periodic interest payments are reflected within the Cash provided by operations component of the Consolidated Statements of Cash Flows. Refer to Note 14 — Risk Management and Derivatives for additional information on the Company's risk management program and derivatives.
STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation by estimating the fair value, net of estimated forfeitures, of equity awards and recognizing the related expense as Cost of sales or Operating overhead expense, as applicable, in the Consolidated Statements of Income on a straight-line basis over the vesting period. Substantially all awards vest ratably over four years of continued employment, with stock options expiring ten years from the date of grant. The fair value of options, stock appreciation rights, and employees' purchase rights under the employee stock purchase plans (ESPPs) is determined using the Black-Scholes option pricing model. The fair value of restricted stock and restricted stock units is established by the market price on the date of grant.
Refer to Note 11 — Common Stock and Stock-Based Compensation for additional information on the Company's stock-based compensation programs.
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
RECENTLY ADOPTED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (FASB) issued Topic 606, which replaces existing revenue recognition guidance. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, Topic 606 requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard using a modified retrospective approach in the first quarter of fiscal 2019 with the cumulative effect of initially applying the standard recognized in Retained earnings at June 1, 2018. Comparative prior period information has not been adjusted and continues to be reported in accordance with previous revenue recognition guidance in Topic 605. The Company has applied the new standard to all contracts at adoption.

2019 FORM 10-K 61

The Company's adoption of Topic 606 resulted in a change to the timing of revenue recognition. The satisfaction of the Company's performance obligation is based upon transfer of control over a product to a customer, which results in sales being recognized upon shipment rather than upon delivery for certain wholesale transactions and substantially all digital commerce sales. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. This resulted in a cumulative effect adjustment, which increased Retained earnings by $23 million at June 1, 2018. The adoption of Topic 606 did not have a material effect on the Consolidated Statements of Income for fiscal 2019.
Additionally, the Company's reserve balances for returns, post-invoice sales discounts and miscellaneous claims for wholesale transactions were previously reported net of the estimated cost of inventory for product returns, and as a reduction to Accounts receivable, net on the Consolidated Balance Sheets. Under Topic 606, an asset for the estimated cost of inventory for expected products returns is now recognized separately from the liability for sales-related reserves. This resulted in an increase to Accounts receivable, net, an increase in Prepaid expenses and other current assets and an increase in Accrued liabilities on the Consolidated Balance Sheets at May 31, 2019. Sales-related reserves for the Company's direct to consumer operations continue to be recognized in Accrued liabilities, but are now recorded separately from an asset for the estimated cost of inventory for expected product returns, which is recognized in Prepaid expenses and other current assets. The following table presents the related effect of the adoption of Topic 606 on the Consolidated Balance Sheets at May 31, 2019:

	AS OF MAY 31, 2019
(Dollars in millions)	AS REPORTED	EFFECT OF ADOPTION	BALANCES WITHOUT ADOPTION OF TOPIC 606
Accounts receivable, net	$4,272	$782	$3,490
Prepaid expenses and other current assets	1,968	410	1,558
Total current assets	16,525	1,192	15,333
TOTAL ASSETS	23,717	1,192	22,525
Accrued liabilities	5,010	1,192	3,818
Total current liabilities	7,866	1,192	6,674
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,717	$1,192	$22,525
Other impacts from the adoption of Topic 606 on the Consolidated Financial Statements were immaterial. Refer to Note 16 — Revenues for further discussion.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Loss). The standard allows for reclassification of stranded tax effects on items resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from Accumulated other comprehensive income (loss) to Retained earnings. Tax effects unrelated to the Tax Act are released from Accumulated other comprehensive income (loss) using either the specific identification approach or the portfolio approach based on the nature of the underlying item. The Company early adopted the ASU in the third quarter of fiscal 2018. As a result of the adoption, Retained earnings decreased by $17 million, with a corresponding increase to Accumulated other comprehensive income (loss) due to the reduction in the corporate tax rate from 35% to 21%. Refer to Note 9 — Income Taxes for additional information on the impact of the Tax Act.
In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards to employees. The Company adopted the ASU in the first quarter of fiscal 2018. The updated guidance requires excess tax benefits and deficiencies from share-based payment awards to be recorded in income tax expense in the income statement. Previously, excess tax benefits and deficiencies were recognized in shareholders' equity on the balance sheet. This change is required to be applied prospectively. During fiscal 2019 and fiscal 2018, the Company recognized $175 million and $230 million, respectively, of excess tax benefits related to share-based payment awards in Income tax expense in the Consolidated Statements of Income.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The updated guidance requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. The Company adopted the standard on June 1, 2018, using a modified retrospective approach, with the cumulative effect of applying the new standard recognized in Retained earnings at the date of adoption. The adoption resulted in reductions to Retained earnings, Deferred income taxes and other assets, and Prepaid expenses and other current assets of $507 million, $422 million and $45 million, respectively, and an increase in Deferred income taxes and other liabilities of $40 million on the Consolidated Balance Sheets.

62 NIKE, INC.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The Company elected to early adopt the ASU in the first quarter of fiscal 2019 and the adoption of the new guidance did not have a material impact on the Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplified the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill in measuring an impairment charge, previously Step 2 of the goodwill impairment test. Under the new standard, an impairment charge is recorded based on the excess of a reporting unit's carrying amount over its fair value, previously Step 1 of the goodwill impairment test. The guidance still allows companies to perform the optional qualitative assessment before determining whether to proceed to Step 1. The Company adopted the ASU in the first quarter of fiscal 2019 and the adoption of this standard did not have a material impact on the Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The Company adopted the ASU in the first quarter of fiscal 2019 and the adoption of the new guidance did not have a material impact on the Consolidated Financial Statements.
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces existing lease accounting guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use (ROU) assets and corresponding lease liabilities on the balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The new guidance will require the Company to continue to classify leases as either an operating or finance lease, with classification affecting the pattern of expense recognition in the income statement. In addition, the new standard requires enhanced disclosure surrounding the amount, timing and uncertainty of cash flows arising from leasing agreements. In July 2018, the FASB issued ASU No. 2018-11, which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will elect this transition method at the adoption date of June 1, 2019.
Upon adoption, the Company will elect the package of transition practical expedients which would allow the Company to carry forward prior conclusions related to: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases. Additionally, the Company will elect the practical expedient to not separate lease components from nonlease components for all real estate leases within the portfolio. The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off the Consolidated Balance Sheets and will recognize related lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term.
In preparation for implementation, the Company has been executing changes to business processes, including implementing a software solution to assist with the new reporting requirements. Upon adoption, the Company's total assets and total liabilities will increase by approximately $2.8 billion. The Company does not believe the standard will have a material impact on the Consolidated Statements of Income or Consolidated Statements of Cash Flows.

2019 FORM 10-K 63

NOTE 2 — INVENTORIES
Inventory balances of $5,622 million and $5,261 million at May 31, 2019 and 2018, respectively, were substantially all finished goods.

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net included the following:

	AS OF MAY 31,
(Dollars in millions)	2019	2018
Land and improvements	$329	$331
Buildings	2,445	2,195
Machinery, equipment and internal-use software	4,335	4,230
Leasehold improvements	1,563	1,494
Construction in process	797	641
Total property, plant and equipment, gross	9,469	8,891
Less accumulated depreciation	4,725	4,437
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,744	$4,454
Capitalized interest was not material for the years ended May 31, 2019, 2018 and 2017.

NOTE 4 — IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL
Identifiable intangible assets, net consist of indefinite-lived trademarks, acquired trademarks and other intangible assets. The following table summarizes the Company's Identifiable intangible assets, net balances as of May 31, 2019 and 2018:

	AS OF MAY 31,
	2019			2018
(Dollars in millions)	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Indefinite-lived trademarks	$281	$—	$281	$281	$—	$281
Acquired trademarks and other	22	20	2	22	18	4
IDENTIFIABLE INTANGIBLE ASSETS, NET	$303	$20	$283	$303	$18	$285
Goodwill was $154 million at May 31, 2019 and 2018, of which $65 million was included in the Converse segment for both periods. The remaining amounts were included in Global Brand Divisions for segment reporting purposes. There were no accumulated impairment losses for goodwill as of either period end.

64 NIKE, INC.

NOTE 5 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	AS OF MAY 31,
(Dollars in millions)	2019	2018
Compensation and benefits, excluding taxes	$1,232	$897
Sales-related reserves(1)	1,218	20
Endorsement compensation	424	425
Dividends payable	346	320
Import and logistics costs	296	268
Collateral received from counterparties to hedging instruments	289	23
Taxes other than income taxes payable	234	224
Advertising and marketing	114	140
Fair value of derivatives	52	184
Other(2)	805	768
TOTAL ACCRUED LIABILITIES	$5,010	$3,269

(1)
Sales-related reserves as of May 31, 2019 reflect the Company's fiscal 2019 adoption of Topic 606. As of May 31, 2018, Sales-related reserves reflect the Company's prior accounting under Topic 605. Refer to Note 1 — Summary of Significant Accounting Policies for additional information on the adoption of the new standard.

(2)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at May 31, 2019 and 2018.

NOTE 6 — FAIR VALUE MEASUREMENTS
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of May 31, 2019 and 2018, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement. Refer to Note 1 — Summary of Significant Accounting Policies for additional detail regarding the Company's fair value measurement methodology.

	AS OF MAY 31, 2019
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$853	$853	$—
Level 1:
U.S. Treasury securities	347	200	147
Level 2:
Commercial paper and bonds	34	1	33
Money market funds	1,637	1,637	—
Time deposits	1,791	1,775	16
U.S. Agency securities	1	—	1
Total Level 2	3,463	3,413	50
TOTAL	$4,663	$4,466	$197

2019 FORM 10-K 65

	AS OF MAY 31, 2018
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$415	$415	$—
Level 1:
U.S. Treasury securities	1,178	500	678
Level 2:
Commercial paper and bonds	451	153	298
Money market funds	2,174	2,174	—
Time deposits	925	907	18
U.S. Agency securities	102	100	2
Total Level 2	3,652	3,334	318
TOTAL	$5,245	$4,249	$996
The Company elects to record the gross assets and liabilities of its derivative financial instruments on the Consolidated Balance Sheets. The Company's derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. Any amounts of cash collateral received related to these instruments associated with the Company's credit-related contingent features are recorded in Cash and equivalents and Accrued liabilities, the latter of which would further offset against the Company's derivative asset balance (refer to Note 14 — Risk Management and Derivatives). Any amounts of cash collateral posted related to these instruments associated with the Company's credit-related contingent features are recorded in Prepaid expenses and other current assets, which would further offset against the Company's derivative liability balance (refer to Note 14 — Risk Management and Derivatives). Cash collateral received or posted related to the Company's credit related contingent features is presented in the Cash provided by operations component of the Consolidated Statements of Cash Flows. Any amounts of non-cash collateral received, such as securities, are not recorded on the Consolidated Balance Sheets pursuant to U.S. GAAP. For further information related to credit risk, refer to Note 14 — Risk Management and Derivatives.
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis as of May 31, 2019 and 2018, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	AS OF MAY 31, 2019
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$611	$611	$—	$51	$51	$—
Embedded derivatives	11	5	6	3	1	2
TOTAL	$622	$616	$6	$54	$52	$2

(1)
If the foreign exchange derivative instruments had been netted on the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $50 million as of May 31, 2019. As of that date, the Company had received $289 million of cash collateral from various counterparties related to foreign exchange derivative instruments. No amount of collateral was posted on the Company's derivative liability balance as of May 31, 2019.

66 NIKE, INC.

	AS OF MAY 31, 2018
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$389	$237	$152	$182	$182	$—
Embedded derivatives	11	3	8	8	2	6
TOTAL	$400	$240	$160	$190	$184	$6

(1)
If the foreign exchange derivative instruments had been netted on the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $182 million as of May 31, 2018. As of that date, the Company had received $23 million of cash collateral from various counterparties related to foreign exchange derivative instruments. No amount of collateral was posted on the Company's derivative liability balance as of May 31, 2018.

The Company's investment portfolio consists of investments in U.S. Treasury and Agency securities, time deposits, money market funds, corporate commercial paper and bonds. These securities are valued using market prices in both active markets (Level 1) and less active markets (Level 2). As of May 31, 2019, the Company held $158 million of available-for-sale debt securities with maturity dates within one year and $39 million with maturity dates over one year and less than five years in Short-term investments on the Consolidated Balance Sheets. The gross realized gains and losses on sales of securities were immaterial for the fiscal years ended May 31, 2019 and 2018. Unrealized gains and losses on available-for-sale debt securities included in Accumulated other comprehensive income (loss) were immaterial as of May 31, 2019 and 2018. The Company regularly reviews its available-for-sale debt securities for other-than-temporary impairment. For the years ended May 31, 2019 and 2018, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $82 million, $70 million and $27 million for the years ended May 31, 2019, 2018 and 2017, respectively.
The Company's Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company's portfolio and changes in these investments were immaterial during the years ended May 31, 2019 and 2018.
No transfers among the levels within the fair value hierarchy occurred during the years ended May 31, 2019 or 2018.
For additional information related to the Company's derivative financial instruments, refer to Note 14 — Risk Management and Derivatives. For fair value information regarding Notes payable and Long-term debt, refer to Note 7 — Short-Term Borrowings and Credit Lines and Note 8 — Long-Term Debt, respectively. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value.
As of May 31, 2019 and 2018, assets or liabilities required to be measured at fair value on a non-recurring basis were immaterial.

NOTE 7 — SHORT-TERM BORROWINGS AND CREDIT LINES
Notes payable and interest-bearing accounts payable to Sojitz Corporation of America (“Sojitz America”) as of May 31, 2019 and 2018 are summarized below:

	AS OF MAY 31,
	2019			2018
(Dollars in millions)	BORROWINGS	INTEREST RATE		BORROWINGS	INTEREST RATE
Notes payable:
Commercial paper	$—	0.00%		$325	1.77%
U.S. operations	2	0.00%	(1)	1	0.00%	(1)
Non-U.S. operations	7	26.00%	(1)	10	18.11%	(1)
TOTAL NOTES PAYABLE	$9			$336
Interest-bearing accounts payable:
Sojitz America	$75	3.27%		$61	2.82%

(1)	Weighted average interest rate includes non-interest bearing overdrafts.

2019 FORM 10-K 67

The carrying amounts reflected in the Consolidated Balance Sheets for Notes payable approximate fair value.
The Company purchases through Sojitz America certain NIKE Brand products it acquires from non-U.S. suppliers. These purchases are for products sold in certain countries in the Company's Asia Pacific & Latin America geographic operating segment and Canada, excluding products produced and sold in the same country. Accounts payable to Sojitz America are generally due up to 60 days after shipment of goods from the foreign port. The interest rate on such accounts payable is the 60-day London Interbank Offered Rate (“LIBOR”) as of the beginning of the month of the invoice date, plus 0.75%.
As of May 31, 2019, no borrowings were outstanding under the Company's $2 billion commercial paper program. As of May 31, 2018, the Company had $325 million outstanding at a weighted average interest rate of 1.77%.
On August 28, 2015, the Company entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one-year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.455%. The facility fee is 0.045% of the total commitment. Under the committed credit facility, the Company must maintain certain financial ratios, among other things, with which the Company was in compliance at May 31, 2019. No amounts were outstanding under the committed credit facility as of May 31, 2019 or 2018.

NOTE 8 — LONG-TERM DEBT
Long-term debt, net of unamortized premiums, discounts and debt issuance costs, comprises the following:

				BOOK VALUE OUTSTANDING AS OF MAY 31,
Scheduled Maturity (Dollars and Yen in millions)	ORIGINAL PRINCIPAL	INTEREST RATE	INTEREST PAYMENTS	2019	2018
Corporate Bond Payables:(1)(2)
May 1, 2023	$500	2.25%	Semi-Annually	$498	$498
November 1, 2026	1,000	2.38%	Semi-Annually	994	994
May 1, 2043	500	3.63%	Semi-Annually	495	495
November 1, 2045	1,000	3.88%	Semi-Annually	983	982
November 1, 2046	500	3.38%	Semi-Annually	491	490
Japanese Yen Notes:(3)
August 20, 2001 through November 20, 2020	¥9,000	2.60%	Quarterly	$6	$10
August 20, 2001 through November 20, 2020	4,000	2.00%	Quarterly	3	5
Total				3,470	3,474
Less current maturities				6	6
TOTAL LONG-TERM DEBT				$3,464	$3,468

(1)	These senior unsecured obligations rank equally with the Company's other unsecured and unsubordinated indebtedness.

(2)
The bonds are redeemable at the Company's option up to three months prior to the scheduled maturity date for the bonds maturing in 2023 and 2026, and up to six months prior to the scheduled maturity date for the bonds maturing in 2043, 2045 and 2046, at a price equal to the greater of (i) 100% of the aggregate principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments, plus in each case, accrued and unpaid interest. Within three and six months to scheduled maturity, respectively, the bonds also feature a par call provision, which allows for the bonds to be redeemed at a price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest.

(3)
NIKE Logistics YK assumed a total of ¥13.0 billion in loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans mature in equal quarterly installments during the period August 20, 2001 through November 20, 2020.

The scheduled maturity of Long-term debt in each of the years ending May 31, 2020 through 2024 are $6 million, $3 million, $0 million, $500 million and $0 million, respectively, at face value.
The Company's long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's long-term debt, including the current portion, was approximately $3,524 million at May 31, 2019 and $3,294 million at May 31, 2018.

68 NIKE, INC.

NOTE 9 — INCOME TAXES
Income before income taxes is as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2019	2018	2017
Income before income taxes:
United States	$593	$744	$1,240
Foreign	4,208	3,581	3,646
TOTAL INCOME BEFORE INCOME TAXES	$4,801	$4,325	$4,886
The provision for income taxes is as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2019	2018	2017
Current:
United States
Federal	$74	$1,167	$398
State	56	45	82
Foreign	608	533	439
Total Current	738	1,745	919
Deferred:
United States
Federal	(33)	595	(279)
State	(9)	25	(9)
Foreign	76	27	15
Total Deferred	34	647	(273)
TOTAL INCOME TAX EXPENSE	$772	$2,392	$646
The Tax Act was signed into law on December 22, 2017 and significantly changed previous U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21% and a one-time transition tax on deemed repatriation of undistributed foreign earnings. For fiscal 2018, the change in the corporate tax rate resulted in a blended U.S. federal statutory rate for the Company of approximately 29%. Certain provisions of the Tax Act, including a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries, were not effective for the Company until fiscal 2019. In accordance with U.S. GAAP, the Company has made an accounting policy election to treat taxes due under the GILTI provision as a current period expense. Implementation of the Tax Act required the Company to record incremental provisional tax expense in fiscal 2018, which increased its effective tax rate in fiscal 2018. The Company completed its analysis of the Tax Act in the second quarter of fiscal 2019 and no adjustments were made to the provisional amounts recorded. As of May 31, 2019 and 2018, long-term income taxes payable were $902 million and $993 million, respectively, and were included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	YEAR ENDED MAY 31,
	2019	2018	2017
Federal income tax rate	21.0%	29.2%	35.0%
State taxes, net of federal benefit	1.2%	1.2%	1.1%
Foreign earnings	-2.1%	-17.5%	-20.7%
Transition tax related to the Tax Act	—%	43.3%	—%
Remeasurement of deferred tax assets and liabilities related to the Tax Act	—%	3.7%	—%
Excess tax benefits from share-based compensation	-3.6%	-5.3%	—%
Resolution of a U.S. tax matter	—%	—%	-3.2%
U.S. Research and Development tax credit	-1.1%	-0.6%	-0.6%
Other, net	0.7%	1.3%	1.6%
EFFECTIVE INCOME TAX RATE	16.1%	55.3%	13.2%

2019 FORM 10-K 69

The effective tax rate for the year ended May 31, 2019 was lower than the effective tax rate for the year ended May 31, 2018 due to significant changes related to the enactment of the Tax Act in the prior year and reduction in the U.S. federal statutory rate to 21% in the current year. The foreign earnings rate impact shown above for the year ended May 31, 2019 includes 1.5% of U.S. tax on foreign earnings driven by the impact of the Tax Act.
The effective tax rate for the year ended May 31, 2018 was higher than the effective tax rate for the year ended May 31, 2017 primarily due to the enactment of the Tax Act, which included provisional expense of $1,875 million for the one-time transition tax on the deemed repatriation of undistributed foreign earnings, and $158 million due to the remeasurement of deferred tax assets and liabilities. The remaining provisions of the Tax Act, which were a net benefit to the effective tax rate, did not have a material impact on the Company's Consolidated Financial Statements during fiscal 2018. Additionally, the increase in the effective tax rate was partially offset by the tax benefit from share-based compensation in the current period as a result of the adoption of ASU 2016-09 in the first quarter of fiscal 2018. During the year ended May 31, 2017, income tax benefit of $177 million attributable to employee share-based compensation were allocated to Total shareholders' equity. As a result of the adoption of ASU 2016-09, beginning in fiscal 2018, income tax benefits from share-based compensation are reported in the Consolidated Statements of Income.
Deferred tax assets and liabilities comprise the following:

	AS OF MAY 31,
(Dollars in millions)	2019	2018
Deferred tax assets:
Inventories	$66	$73
Sales return reserves	128	104
Deferred compensation	271	250
Stock-based compensation	156	135
Reserves and accrued liabilities	101	102
Net operating loss carry-forwards	81	88
Other	125	106
Total deferred tax assets	928	858
Valuation allowance	(88)	(95)
Total deferred tax assets after valuation allowance	840	763
Deferred tax liabilities:
Foreign withholding tax on undistributed earnings of foreign subsidiaries	(235)	(155)
Property, plant and equipment	(188)	(167)
Intangibles	(23)	(77)
Other	(18)	(26)
Total deferred tax liabilities	(464)	(425)
NET DEFERRED TAX ASSET	$376	$338
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

	AS OF MAY 31,
(Dollars in millions)	2019	2018	2017
Unrecognized tax benefits, beginning of the period	$698	$461	$506
Gross increases related to prior period tax positions	85	19	31
Gross decreases related to prior period tax positions	(32)	(12)	(163)
Gross increases related to current period tax positions	81	249	115
Settlements	—	—	(12)
Lapse of statute of limitations	(35)	(20)	(21)
Changes due to currency translation	11	1	5
UNRECOGNIZED TAX BENEFITS, END OF THE PERIOD	$808	$698	$461
As of May 31, 2019, total gross unrecognized tax benefits, excluding related interest and penalties, were $808 million, $582 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets.

70 NIKE, INC.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The liability for payment of interest and penalties increased by $17 million during the year ended May 31, 2019, decreased by $14 million during the year ended May 31, 2018 and decreased by $38 million during the year ended May 31, 2017. As of May 31, 2019 and 2018, accrued interest and penalties related to uncertain tax positions were $174 million and $157 million, respectively (excluding federal benefit).
The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments. The Company's major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2008 and fiscal 2012, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $210 million within the next 12 months. In January 2019, the European Commission opened a formal investigation to examine whether the Netherlands has breached State Aid rules when granting certain tax rulings to the Company. The Company believes the investigation is without merit. If this matter is adversely resolved, the Netherlands may be required to assess additional amounts with respect to current and prior periods, and the company's Netherlands income taxes in the future could increase.
The Company historically provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they were considered indefinitely reinvested outside the United States. As a result of the enactment of the Tax Act, in fiscal 2018 the Company reevaluated its historic indefinite reinvestment assertion and determined that any historical or future undistributed earnings of foreign subsidiaries are no longer considered to be indefinitely reinvested.
A portion of the Company's foreign operations benefit from a tax holiday, which is set to expire in 2021. This tax holiday may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The tax benefit attributable to this tax holiday was $167 million, $126 million and $187 million for the fiscal years ended May 31, 2019, 2018 and 2017, respectively. The benefit of the tax holiday on diluted earnings per common share was $0.10, $0.08 and $0.11 for the fiscal years ended May 31, 2019, 2018 and 2017, respectively.
Deferred tax assets at May 31, 2019 and 2018 were reduced by a valuation allowance primarily relating to tax benefits of certain entities with operating losses. There was a $7 million net decrease in the valuation allowance for the year ended May 31, 2019, compared to a $13 million net increase for the year ended May 31, 2018, and $30 million net increase for the year ended May 31, 2017.
The Company has available domestic and foreign loss carry-forwards of $257 million at May 31, 2019. If not utilized, such losses will expire as follows:

	YEAR ENDING MAY 31,
(Dollars in millions)	2020	2021	2022	2023	2024-2039	INDEFINITE	TOTAL
Net operating losses	$5	$2	$1	$26	$34	$189	$257

NOTE 10 — REDEEMABLE PREFERRED STOCK
Sojitz America is the sole owner of the Company's authorized redeemable preferred stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the redeemable preferred stock have been declared and paid in full. There have been no changes in the redeemable preferred stock in the fiscal years ended May 31, 2019, 2018 and 2017. As the holder of the redeemable preferred stock, Sojitz America does not have general voting rights, but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company, or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States. The redeemable preferred stock has been fully issued to Sojitz America and is not blank check preferred stock. The Company's articles of incorporation do not permit the issuance of additional preferred stock.

2019 FORM 10-K 71

NOTE 11 — COMMON STOCK AND STOCK-BASED COMPENSATION
COMMON STOCK
The authorized number of shares of Class A Common Stock, no par value, and Class B Common Stock, no par value, are 400 million and 2,400 million, respectively. Each share of Class A Common Stock is convertible into one share of Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors. There are no differences in the dividend and liquidation preferences or participation rights of the holders of Class A and Class B Common Stock. From time to time, the Company's Board of Directors authorizes share repurchase programs for the repurchase of Class B Common Stock. The value of repurchased shares is deducted from Total shareholders' equity through allocation to Capital in excess of stated value and Retained earnings.
STOCK-BASED COMPENSATION
The NIKE, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) provides for the issuance of up to 718 million previously unissued shares of Class B Common Stock in connection with equity awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards. The exercise price for stock options and stock appreciation rights may not be less than the fair market value of the underlying shares on the date of grant. A committee of the Board of Directors administers the Stock Incentive Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. The Company generally grants stock options and restricted stock on an annual basis. Substantially all awards under the Stock Incentive Plan vest ratably over 4 years of continued employment, with stock options expiring 10 years from the date of grant.
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	YEAR ENDED MAY 31,
(Dollars in millions)	2019	2018	2017
Stock options(1)	$207	$149	$145
ESPPs	40	34	36
Restricted stock	78	35	34
TOTAL STOCK-BASED COMPENSATION EXPENSE	$325	$218	$215

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees meeting certain retirement eligibility requirements. Accelerated stock option expense was $41 million, $18 million and $14 million for the years ended May 31, 2019, 2018 and 2017, respectively.

The income tax benefit related to stock-based compensation expense was $175 million and $230 million for the fiscal years ended May 31, 2019 and 2018, respectively, and reported within Income tax expense in accordance with ASU 2016-09. For the fiscal year ended May 31, 2017, prior to the adoption of ASU 2016-09, income tax benefits related to stock-based compensation expense were $177 million and allocated to Total shareholders' equity.
STOCK OPTIONS
The weighted average fair value per share of the options granted during the years ended May 31, 2019, 2018 and 2017, computed as of the grant date using the Black-Scholes pricing model, was $22.78, $9.82 and $9.38, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	YEAR ENDED MAY 31,
	2019	2018	2017
Dividend yield	1.0%	1.2%	1.1%
Expected volatility	26.6%	16.4%	17.4%
Weighted average expected life (in years)	6.0	6.0	6.0
Risk-free interest rate	2.8%	2.0%	1.3%

72 NIKE, INC.

The Company estimates the expected volatility based on the implied volatility in market traded options on the Company's common stock with a term greater than one year, along with other factors. The weighted average expected life of options is based on an analysis of historical and expected future exercise patterns. The interest rate is based on the U.S. Treasury (constant maturity) risk-free rate in effect at the date of grant for periods corresponding with the expected term of the options.
The following summarizes the stock option transactions under the plan discussed above:

	SHARES(1)	WEIGHTED AVERAGE OPTION PRICE
	(In millions)
Options outstanding as of May 31, 2018	93.2	$40.73
Exercised	(18.2)	29.70
Forfeited	(1.8)	66.66
Granted	18.1	81.79
Options outstanding as of May 31, 2019	91.3	$50.59

(1)	Includes stock appreciation rights transactions.
Options exercisable as of May 31, 2019 were 54.4 million and had a weighted average option price of $37.82 per share. The aggregate intrinsic value for options outstanding and exercisable at May 31, 2019 was $2,507 million and $2,138 million, respectively. The total intrinsic value of the options exercised during the years ended May 31, 2019, 2018 and 2017 was $938 million, $889 million and $594 million, respectively. The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the options. The weighted average contractual life remaining for options outstanding and options exercisable at May 31, 2019 was 5.9 years and 4.3 years, respectively. As of May 31, 2019, the Company had $352 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.1 years.
EMPLOYEE STOCK PURCHASE PLANS
In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under employee stock purchase plans (ESPPs). Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Employees purchased 2.5 million, 3.1 million and 3.1 million shares during each of the fiscal years ended May 31, 2019, 2018 and 2017, respectively.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
Recipients of restricted stock are entitled to cash dividends and to vote their respective shares throughout the period of restriction. Recipients of restricted stock units are entitled to dividend equivalent cash payments upon vesting. The number of restricted stock and restricted stock units vested includes shares of common stock withheld by the Company on behalf of employees to satisfy the minimum statutory tax withholding requirements.
The following summarizes the restricted stock and restricted stock unit activity under the plan discussed above:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
	(In millions)
Nonvested as of May 31, 2018	2.8	$59.14
Vested	(0.6)	59.01
Forfeited	(0.3)	66.24
Granted	2.5	80.95
Nonvested as of May 31, 2019	4.4	$70.93

2019 FORM 10-K 73

The weighted average grant date fair values per share of restricted stock and restricted stock units granted for the years ended May 31, 2019, 2018 and 2017 was $80.95, $62.51, and $57.59, respectively. During the years ended May 31, 2019, 2018 and 2017, the aggregate fair value of restricted stock and restricted stock units vested was $44 million, $113 million and $60 million, respectively, determined as of the date of vesting. As of May 31, 2019, the Company had $195 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average period of 2.3 years.

NOTE 12 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under ESPPs, to purchase an additional 17.5 million, 42.9 million and 30.5 million shares of common stock outstanding for the years ended May 31, 2019, 2018 and 2017, respectively, because the options were anti-dilutive.

	YEAR ENDED MAY 31,
(Dollars in millions, except per share data)	2019	2018	2017
Net income available to common stockholders	$4,029	$1,933	$4,240
Determination of shares:
Weighted average common shares outstanding	1,579.7	1,623.8	1,657.8
Assumed conversion of dilutive stock options and awards	38.7	35.3	34.2
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,618.4	1,659.1	1,692.0
Earnings per common share:
Basic	$2.55	$1.19	$2.56
Diluted	$2.49	$1.17	$2.51

NOTE 13 — BENEFIT PLANS
The Company has a qualified 401(k) Savings and Profit Sharing Plan, in which all U.S. employees are able to participate. The Company matches a portion of employee contributions to the savings plan. Company contributions to the savings plan were $90 million, $80 million and $75 million and included in Cost of sales or Operating overhead expense, as applicable, for the years ended May 31, 2019, 2018 and 2017, respectively. The terms of the plan also allow for annual discretionary profit sharing contributions, as recommended by senior management and approved by the Board of Directors, to the accounts of eligible U.S. employees who work at least 1,000 hours in a year. Profit sharing contributions of $37 million, $59 million and $68 million were made to the plan and included in Cost of sales or Operating overhead expense, as applicable, for the years ended May 31, 2019, 2018 and 2017, respectively.
The Company also has a Long-Term Incentive Plan (LTIP) adopted by the Board of Directors and approved by shareholders in September 1997 and later amended and approved in fiscal 2007 and fiscal 2012. The Company recognized $83 million, $33 million and $21 million of Operating overhead expense related to cash awards under the LTIP during the years ended May 31, 2019, 2018 and 2017, respectively.
The Company allows certain highly compensated employees and non-employee directors of the Company to defer compensation under a nonqualified deferred compensation plan. Deferred compensation plan liabilities were $647 million and $641 million at May 31, 2019 and 2018, respectively, and primarily classified as non-current in Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
The Company has pension plans in various countries worldwide. The pension plans are only available to local employees and are generally government mandated. The liability related to the unfunded pension liabilities of the plans was $73 million and $70 million at May 31, 2019 and 2018, respectively, and primarily classified as non-current in Deferred income taxes and other liabilities on the Consolidated Balance Sheets.

74 NIKE, INC.

NOTE 14 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes.
The Company may elect to designate certain derivatives as hedging instruments under U.S. GAAP. The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking hedge transactions. This process includes linking all derivatives designated as hedges to either recognized assets or liabilities or forecasted transactions and assessing, both at inception and on an ongoing basis, the effectiveness of the hedging relationships.
The majority of derivatives outstanding as of May 31, 2019 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Chinese Yuan/U.S. Dollar and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of May 31, 2019 and 2018. Refer to Note 6 — Fair Value Measurements for a description of how the financial instruments in the table below are valued.

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	AS OF MAY 31,		BALANCE SHEET LOCATION	AS OF MAY 31,
(Dollars in millions)		2019	2018		2019	2018
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$509	$118	Accrued liabilities	$5	$156
Foreign exchange forwards and options	Deferred income taxes and other assets	—	152	Deferred income taxes and other liabilities	—	—
Total derivatives formally designated as hedging instruments		509	270		5	156
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	102	119	Accrued liabilities	46	26
Embedded derivatives	Prepaid expenses and other current assets	5	3	Accrued liabilities	1	2
Embedded derivatives	Deferred income taxes and other assets	6	8	Deferred income taxes and other liabilities	2	6
Total derivatives not designated as hedging instruments		113	130		49	34
TOTAL DERIVATIVES		$622	$400		$54	$190
The following tables present the amounts in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the years ended May 31, 2019, 2018 and 2017:

	YEAR ENDED MAY 31,
	2019		2018		2017
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$39,117	$(5)	$36,397	$34	$34,350	$96
Cost of sales	21,643	53	20,441	(90)	19,038	339
Demand creation expense	3,753	—	3,577	1	3,341	—
Other (income) expense, net	(78)	35	66	(69)	(196)	199
Interest expense (income), net	49	(7)	54	(7)	59	(4)

2019 FORM 10-K 75

The following tables present the amounts affecting the Consolidated Statements of Income for the years ended May 31, 2019, 2018 and 2017:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)			AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	YEAR ENDED MAY 31,			LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	YEAR ENDED MAY 31,
	2019	2018	2017		2019	2018	2017
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$14	$19	$72	Revenues	$(5)	$34	$96
Foreign exchange forwards and options	405	(50)	43	Cost of sales	53	(90)	339
Foreign exchange forwards and options	2	1	(4)	Demand creation expense	—	1	—
Foreign exchange forwards and options	156	(19)	37	Other (income) expense, net	35	(69)	199
Interest rate swaps(2)	—	—	(54)	Interest expense (income), net	(7)	(7)	(4)
Total designated cash flow hedges	$577	$(49)	$94		$76	$(131)	$630

(1)
For the years ended May 31, 2019, 2018 and 2017, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES			LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	YEAR ENDED MAY 31,
(Dollars in millions)	2019	2018	2017
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$166	$(57)	$(44)	Other (income) expense, net
Embedded derivatives	7	(4)	(2)	Other (income) expense, net
CASH FLOW HEDGES
All changes in fair value of derivatives designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss) until Net income is affected by the variability of cash flows of the hedged transaction. Effective hedge results are classified in the Consolidated Statements of Income in the same manner as the underlying exposure. Derivative instruments designated as cash flow hedges must be discontinued when it is no longer probable the forecasted hedged transaction will occur in the initially identified time period. The gains and losses associated with discontinued derivative instruments in Accumulated other comprehensive income (loss) will be recognized immediately in Other (income) expense, net, if it is probable the forecasted hedged transaction will not occur by the end of the initially identified time period or within an additional two-month period thereafter. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will account for the derivative as an undesignated instrument as discussed below.
The purpose of the Company's foreign exchange risk management program is to lessen both the positive and negative effects of currency fluctuations on the Company's consolidated results of operations, financial position and cash flows. Foreign currency exposures the Company may elect to hedge in this manner include product cost exposures, non-functional currency denominated external and intercompany revenues, demand creation expenses, investments in U.S. Dollar denominated available-for-sale debt securities and certain other intercompany transactions.

76 NIKE, INC.

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
The Company operates a foreign currency adjustment program with certain factories. The program is designed to more effectively manage foreign currency risk by assuming certain of the factories' foreign currency exposures, some of which are natural offsets to the Company's existing foreign currency exposures. Under this program, the Company's payments to these factories are adjusted for rate fluctuations in the basket of currencies (“factory currency exposure index”) in which the labor, materials and overhead costs incurred by the factories in the production of NIKE branded products (“factory input costs”) are denominated. For the portion of the indices denominated in the local or functional currency of the factory, the Company may elect to place formally designated cash flow hedges. For all currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, an embedded derivative contract is created upon the factory's acceptance of NIKE's purchase order. Embedded derivative contracts are separated from the related purchase order, as further described within the Embedded Derivatives section below.
The Company's policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $8.1 billion as of May 31, 2019.
As of May 31, 2019, approximately $518 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of May 31, 2019, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions was 15 months.
FAIR VALUE HEDGES
The Company has, in the past, been exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The Company had no interest rate swaps designated as fair value hedges as of May 31, 2019.
NET INVESTMENT HEDGES
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in Accumulated other comprehensive income (loss) along with the foreign currency translation adjustments on those investments. The Company had no outstanding net investment hedges as of May 31, 2019.
UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Consolidated Balance Sheets and/or the embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $6.5 billion as of May 31, 2019.

2019 FORM 10-K 77

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
At May 31, 2019, the total notional amount of embedded derivatives outstanding was approximately $452 million.
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
The Company's derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties' creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of May 31, 2019, the Company was in compliance with all credit risk-related contingent features and derivative instruments with credit risk-related contingent features in a net liability position were immaterial. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of May 31, 2019, the Company had $289 million of cash collateral received from various counterparties to its derivative contracts (refer to Note 6 — Fair Value Measurements). The Company considers the impact of the risk of counterparty default to be immaterial.

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2018	$(173)	$17	$115	$(51)	$(92)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(173)	573	—	10	410
Reclassifications to net income of previously deferred (gains) losses(3)	—	(70)	—	(17)	(87)
Total other comprehensive income (loss)	(173)	503	—	(7)	323
Balance at May 31, 2019	$(346)	$520	$115	$(58)	$231

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $(4) million, $0 million, $1 million and $(3) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $6 million, $0 million, $0 million and $6 million, respectively.

78 NIKE, INC.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2017	$(191)	$(52)	$115	$(85)	$(213)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(6)	(52)	—	2	(56)
Reclassifications to net income of previously deferred (gains) losses(3)	—	128	—	32	160
Total other comprehensive income (loss)	(6)	76	—	34	104
Reclassifications to retained earnings in accordance with ASU 2018-02(4)	24	(7)	—	—	17
Balance at May 31, 2018	$(173)	$17	$115	$(51)	$(92)

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $(24) million, $(3) million, $0 million, $(4) million and $(31) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(3) million, $0 million, $0 million and $(3) million, respectively.

(4)	Refer to Note 1 — Summary of Significant Accounting Policies for additional information on the adoption of ASU 2018-02 during the third quarter of fiscal 2018.
The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	YEAR ENDED MAY 31,
(Dollars in millions)	2019	2018
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$(5)	$34	Revenues
Foreign exchange forwards and options	53	(90)	Cost of sales
Foreign exchange forwards and options	—	1	Demand creation expense
Foreign exchange forwards and options	35	(69)	Other (income) expense, net
Interest rate swaps	(7)	(7)	Interest expense (income), net
Total before tax	76	(131)
Tax (expense) benefit	(6)	3
Gain (loss) net of tax	70	(128)
Gains (losses) on other	17	(32)	Other (income) expense, net
Total before tax	17	(32)
Tax (expense) benefit	—	—
Gain (loss) net of tax	17	(32)
Total net gain (loss) reclassified for the period	$87	$(160)

2019 FORM 10-K 79

NOTE 16 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's revenues disaggregated by reportable operating segment, major product line and by distribution channel:

	YEAR ENDED MAY 31, 2019
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$10,045	$6,293	$4,262	$3,622	$—	$24,222	$1,658	$—	$25,880
Apparel	5,260	3,087	1,808	1,395	—	11,550	118	—	11,668
Equipment	597	432	138	237	—	1,404	24	—	1,428
Other(1)	—	—	—	—	42	42	106	(7)	141
TOTAL REVENUES	$15,902	$9,812	$6,208	$5,254	$42	$37,218	$1,906	$(7)	$39,117
Revenues by:
Sales to Wholesale Customers	$10,875	$7,076	$3,726	$3,746	$—	$25,423	$1,247	$—	$26,670
Sales through Direct to Consumer	5,027	2,736	2,482	1,508	—	11,753	553	—	12,306
Other(1)	—	—	—	—	42	42	106	(7)	141
TOTAL REVENUES	$15,902	$9,812	$6,208	$5,254	$42	$37,218	$1,906	$(7)	$39,117

(1)
Other revenues for Global Brand Divisions and Converse are primarily attributable to licensing businesses. Other revenues for Corporate primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through the Company's central foreign exchange risk management program.

As of May 31, 2019, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued Liabilities on the Consolidated Balance Sheets.
SALES-RELATED RESERVES
At May 31, 2019, the Company's sales-related reserve balance, which includes returns, post-invoice sales discounts and miscellaneous claims, was $1,218 million and recorded in Accrued liabilities on the Consolidated Balance Sheets. The estimated cost of inventory for expected product returns was $410 million as of May 31, 2019 and was recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets. At May 31, 2018, the Company's sales-related reserve balance, which includes returns, post-invoice sales discounts and miscellaneous claims, was $675 million, net of the estimated cost of expected product returns, and recognized as a reduction in Accounts receivable, net on the Consolidated Balance Sheets.
MAJOR CUSTOMERS
No customer accounted for 10% or more of the Company's net revenues during the fiscal years ended May 31, 2019, 2018 and 2017.

2019 FORM 10-K 80

NOTE 17 — OPERATING SEGMENTS AND RELATED INFORMATION
The Company's operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company's reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa; Greater China; and Asia Pacific & Latin America, and include results for the NIKE, Jordan and Hurley brands.
The Company's NIKE Direct operations are managed within each NIKE Brand geographic operating segment. Converse is also a reportable segment for the Company, and operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories.
Global Brand Divisions is included within the NIKE Brand for presentation purposes to align with the way management views the Company. Global Brand Divisions primarily represent NIKE Brand licensing businesses that are not part of a geographic operating segment, and demand creation and operating overhead expense, including product creation and design expenses that are centrally managed for the NIKE Brand, as well as costs associated with NIKE Direct global digital operations and enterprise technology.
Corporate consists primarily of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to the Company's headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; and certain foreign currency gains and losses, including certain hedge gains and losses.
The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”), which represents Net income before Interest expense (income), net and Income tax expense in the Consolidated Statements of Income.
As part of the Company's centrally managed foreign exchange risk management program, standard foreign currency rates are assigned twice per year to each NIKE Brand entity in the Company's geographic operating segments and to Converse. These rates are set approximately nine and twelve months in advance of the future selling seasons to which they relate (specifically, for each currency, one standard rate applies to the fall and holiday selling seasons and one standard rate applies to the spring and summer selling seasons) based on average market spot rates in the calendar month preceding the date they are established. Inventories and Cost of sales for geographic operating segments and Converse reflect the use of these standard rates to record non-functional currency product purchases in the entity's functional currency. Differences between assigned standard foreign currency rates and actual market rates are included in Corporate, together with foreign currency hedge gains and losses generated from the Company's centrally managed foreign exchange risk management program and other conversion gains and losses.
Accounts receivable, net, Inventories and Property, plant and equipment, net for operating segments are regularly reviewed by management and are therefore provided below. Additions to long-lived assets as presented in the following table represent capital expenditures.

2019 FORM 10-K 81

	YEAR ENDED MAY 31,
(Dollars in millions)	2019	2018	2017
REVENUES
North America	$15,902	$14,855	$15,216
Europe, Middle East & Africa	9,812	9,242	7,970
Greater China	6,208	5,134	4,237
Asia Pacific & Latin America	5,254	5,166	4,737
Global Brand Divisions	42	88	73
Total NIKE Brand	37,218	34,485	32,233
Converse	1,906	1,886	2,042
Corporate	(7)	26	75
TOTAL NIKE, INC. REVENUES	$39,117	$36,397	$34,350
EARNINGS BEFORE INTEREST AND TAXES
North America	$3,925	$3,600	$3,875
Europe, Middle East & Africa	1,995	1,587	1,507
Greater China	2,376	1,807	1,507
Asia Pacific & Latin America	1,323	1,189	980
Global Brand Divisions	(3,262)	(2,658)	(2,677)
Total NIKE Brand	6,357	5,525	5,192
Converse	303	310	477
Corporate	(1,810)	(1,456)	(724)
Total NIKE, Inc. Earnings Before Interest and Taxes	4,850	4,379	4,945
Interest expense (income), net	49	54	59
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$4,801	$4,325	$4,886
ADDITIONS TO LONG-LIVED ASSETS
North America	$117	$196	$223
Europe, Middle East & Africa	233	240	173
Greater China	49	76	51
Asia Pacific & Latin America	47	49	59
Global Brand Divisions	278	286	278
Total NIKE Brand	724	847	784
Converse	18	22	30
Corporate	333	325	387
TOTAL ADDITIONS TO LONG-LIVED ASSETS	$1,075	$1,194	$1,201
DEPRECIATION
North America	$149	$160	$140
Europe, Middle East & Africa	111	116	106
Greater China	50	56	54
Asia Pacific & Latin America	53	55	54
Global Brand Divisions	195	217	233
Total NIKE Brand	558	604	587
Converse	31	33	28
Corporate	116	110	91
TOTAL DEPRECIATION	$705	$747	$706

82 NIKE, INC.

	AS OF MAY 31,
(Dollars in millions)	2019	2018
ACCOUNTS RECEIVABLE, NET
North America	$1,718	$1,443
Europe, Middle East & Africa	1,164	870
Greater China	245	101
Asia Pacific & Latin America	771	720
Global Brand Divisions	105	102
Total NIKE Brand	4,003	3,236
Converse	243	240
Corporate	26	22
TOTAL ACCOUNTS RECEIVABLE, NET	$4,272	$3,498
INVENTORIES
North America	$2,328	$2,270
Europe, Middle East & Africa	1,390	1,433
Greater China	693	580
Asia Pacific & Latin America	694	687
Global Brand Divisions	126	91
Total NIKE Brand	5,231	5,061
Converse	269	268
Corporate	122	(68)
TOTAL INVENTORIES	$5,622	$5,261
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$814	$848
Europe, Middle East & Africa	929	849
Greater China	237	256
Asia Pacific & Latin America	326	339
Global Brand Divisions	665	597
Total NIKE Brand	2,971	2,889
Converse	100	115
Corporate	1,673	1,450
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,744	$4,454
REVENUES AND LONG-LIVED ASSETS BY GEOGRAPHIC AREA
After allocation of revenues for Global Brand Divisions, Converse and Corporate to geographical areas based on the location where the sales originated, revenues by geographical area are essentially the same as reported above for the NIKE Brand operating segments with the exception of the United States. Revenues derived in the United States were $16,091 million, $15,314 million and $15,778 million for the years ended May 31, 2019, 2018 and 2017, respectively.

2019 FORM 10-K 83

The Company's largest concentrations of long-lived assets primarily consist of the Company's world headquarters and distribution facilities in the United States, as well as distribution facilities in Belgium and China. Long-lived assets attributable to operations in these countries, which are primarily composed of property, plant and equipment, net, were as follows:

	AS OF MAY 31,
(Dollars in millions)	2019	2018
United States	$3,174	$2,930
Belgium	618	534
China	242	262

NOTE 18 — COMMITMENTS AND CONTINGENCIES
The Company leases retail store space, certain distribution and warehouse facilities, office space, equipment and other non-real estate assets under operating leases expiring from 1 to 24 years after May 31, 2019. Rent expense, excluding executory costs, was $829 million, $820 million and $731 million for the years ended May 31, 2019, 2018 and 2017, respectively. Amounts of minimum future annual commitments under non-cancelable operating and capital leases are as follows:

	YEAR ENDING MAY 31,
(Dollars in millions)	2020	2021	2022	2023	2024	THEREAFTER	TOTAL
Operating leases	$553	$513	$441	$386	$345	$1,494	$3,732
Capital leases and other financing obligations(1)	32	34	40	37	34	197	374

(1)	Capital leases and other financing obligations include payments related to build-to-suit lease arrangements.
As of May 31, 2019 and 2018, the Company had bank guarantees and letters of credit outstanding totaling $215 million and $165 million, respectively, issued primarily for real estate agreements, self-insurance programs and other general business obligations.
In connection with various contracts and agreements, the Company provides routine indemnification relating to the enforceability of intellectual property rights, coverage for legal issues that arise and other items where the Company is acting as the guarantor. Currently, the Company has several such agreements in place. However, based on the Company's historical experience and the estimated probability of future loss, the Company has determined the fair value of such indemnification is not material to the Company's financial position or results of operations.
In the ordinary course of its business, the Company is involved in various legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. While the Company cannot predict the outcome of its pending legal matters with certainty, the Company does not believe any currently identified claim, proceeding or litigation, either individually or in aggregate, will have a material impact on the Company's results of operations, financial position or cash flows.

84 NIKE, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.
ITEM 9A. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that ensure information required to be disclosed in our Securities Exchange Act of 1934, as amended ("the Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2019.
“Management's Annual Report on Internal Control Over Financial Reporting” is included in Item 8 of this Report.
We are continuing several transformation initiatives to centralize and simplify our business processes and systems. These are long-term initiatives, which we believe will enhance our internal control over financial reporting due to increased automation and further integration of related processes. We will continue to monitor our internal control over financial reporting for effectiveness throughout these transformation initiatives.
There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
No disclosure is required under this item.

2019 FORM 10-K 85

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Information about our Executive Officers” in Item 1 of this Report. The information required by Item 406 of Regulation S-K is included under “Corporate Governance — Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit & Finance Committee of the Board of Directors is included under “Corporate Governance — Board Committees” in the definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K regarding executive compensation is included under “Election of Directors — Director Compensation for Fiscal 2019,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 201(d) of Regulation S-K is included under “Executive Compensation — Equity Compensation Plans” in the definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 403 of Regulation S-K is included under “Election of Directors — Stock Holdings of Certain Owners and Management” in the definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is included under “Election of Directors — Transactions with Related Persons” and “Corporate Governance — Director Independence” in the definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is included under “Ratification of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

86 NIKE, INC.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
		FORM 10-K PAGE NO.
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	48
	Consolidated Statements of Income for each of the three years ended May 31, 2019, May 31, 2018 and May 31, 2017	50
	Consolidated Statements of Comprehensive Income for each of the three years ended May 31, 2019, May 31, 2018 and May 31 2017	51
	Consolidated Balance Sheets at May 31, 2019 and May 31, 2018	52
	Consolidated Statements of Cash Flows for each of the three years ended May 31, 2019, May 31, 2018 and May 31, 2017	53
	Consolidated Statements of Shareholders' Equity for each of the three years ended May 31, 2019, May 31, 2018 and May 31, 2017	54
	Notes to Consolidated Financial Statements	55

2.	Financial Statement Schedule:
	II — Valuation and Qualifying Accounts for the years ended May 31, 2019, 2018 and 2017	89
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed November 17, 2017).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
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

4.6	Description of Registrant's Securities.
10.1
Form of Non-Statutory Stock Option Agreement for options granted to non-employee directors prior to May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 21, 2005).*

10.2
Form of Non-Statutory Stock Option Agreement for options granted to non-employee directors after May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2010).*

10.3
Form of Non-Statutory Stock Option Agreement for options granted to executives prior to May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2009).*

10.4
Form of Restricted Stock Agreement for non-employee directors under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2014).*

10.5
Form of Non-Statutory Stock Option Agreement for options granted to executives under the Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2018).*

2019 FORM 10-K 87

10.6
Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008).*

10.7	NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2014).*
10.8	NIKE, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2015).*
10.9
NIKE, Inc. Deferred Compensation Plan (Amended and Restated effective April 1, 2013) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2013).*

10.10
NIKE, Inc. Deferred Compensation Plan (Amended and Restated effective June 1, 2004) (applicable to amounts deferred before January 1, 2005) (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004).*

10.11
Amendment No. 1 effective January 1, 2008 to the NIKE, Inc. Deferred Compensation Plan (June 1, 2004 Restatement) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2009).*

10.12	NIKE, Inc. Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).*
10.13
Amended and Restated Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated July 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 24, 2008).*

10.14
Form of Restricted Stock Agreement under the Stock Incentive Plan for awards after May 31, 2010 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2015).*

10.15
Form of Restricted Stock Unit Agreement under the Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2018).*

10.16
Form of Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and its executive officers (other than Mark G. Parker) (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2018).*

10.17	Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed July 20, 2010).*
10.18
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

10.19	Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 23, 2015).*
10.20	Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 23, 2015).*
10.21	Form of Discretionary Performance Award Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2018).*
10.22	NIKE, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement filed July 25, 2017).*
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (included within this Annual Report on Form 10-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
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

88 NIKE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS(1)	WRITE-OFFS, NET	BALANCE AT END OF PERIOD
Sales returns reserve
For the year ended May 31, 2017	$444	$696	$3	$(800)	$343
For the year ended May 31, 2018	343	640	5	(658)	330
For the year ended May 31, 2019 (2)	734	1,959	(30)	(1,820)	843

(1)	Amounts included in this column primarily relate to foreign currency translation.

(2)
As a result of the adoption of ASC Topic 606 during the first quarter of fiscal 2019, an asset for the estimated cost of inventory for expected products returns is now recognized separately from the liability for sales returns reserves, which is presented above.

2019 FORM 10-K 89

ITEM 16. FORM 10-K SUMMARY
None.

90 NIKE, INC.

Consent of Independent Registered Public Accounting Firm
We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-117059, 333-133360, 333-164248, 333-171647, 333-173727, 333-208900 and 333-215439) of NIKE, Inc. of our report dated July 23, 2019 relating to the financial statements and financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.
/s/ PricewaterhouseCoopers LLP
Portland, Oregon
July 23, 2019

2019 FORM 10-K 91

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.
By:	/s/ MARK G. PARKER Mark G. Parker Chairman, President and Chief Executive Officer
Date:	July 23, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
/s/ MARK G. PARKER Mark G. Parker	Chairman, President and Chief Executive Officer	July 23, 2019
PRINCIPAL FINANCIAL OFFICER:
/s/ ANDREW CAMPION Andrew Campion	Executive Vice President and Chief Financial Officer	July 23, 2019
PRINCIPAL ACCOUNTING OFFICER:
/s/ CHRIS L. ABSTON Chris L. Abston	Corporate Controller	July 23, 2019
DIRECTORS:
/s/ CATHLEEN A. BENKO Cathleen A. Benko	Director	July 23, 2019
/s/ ELIZABETH J. COMSTOCK Elizabeth J. Comstock	Director	July 23, 2019
/s/ JOHN G. CONNORS John G. Connors	Director	July 23, 2019
/s/ TIMOTHY D. COOK Timothy D. Cook	Director	July 23, 2019
/s/ JOHN J. DONAHOE II John J. Donahoe II	Director	July 23, 2019
/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	July 23, 2019
/s/ PETER B. HENRY Peter B. Henry	Director	July 23, 2019
/s/ TRAVIS A. KNIGHT Travis A. Knight	Director	July 23, 2019
/s/ JOHN C. LECHLEITER John C. Lechleiter	Director	July 23, 2019
/s/ MICHELLE A. PELUSO Michelle A. Peluso	Director	July 23, 2019
/s/ JOHN W. ROGERS, JR. John W. Rogers, Jr.	Director	July 23, 2019
/s/ JOHN R. THOMPSON, JR. John R. Thompson, Jr.	Director	July 23, 2019

92 NIKE, INC.