Form 10-Q
period 2019-08-31
NIKE, Inc.
filed 2019-10-04
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2019

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
(Address of principal executive offices and zip code)

(503) 671-6453
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Class B Common Stock	NKE	New York Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)

Indicate by check mark:									YES	NO
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
•
whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
•
if an emerging growth company, if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of September 30, 2019, the number of shares of the Registrant's Common Stock outstanding were:
Class A	315,024,752
Class B	1,246,027,581
1,561,052,333

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED AUGUST 31,
(In millions, except per share data)	2019	2018
Revenues	$10,660	$9,948
Cost of sales	5,789	5,551
Gross profit	4,871	4,397
Demand creation expense	1,018	964
Operating overhead expense	2,310	2,099
Total selling and administrative expense	3,328	3,063
Interest expense (income), net	15	11
Other (income) expense, net	(33)	53
Income before income taxes	1,561	1,270
Income tax expense	194	178
NET INCOME	$1,367	$1,092
Earnings per common share:
Basic	$0.87	$0.69
Diluted	$0.86	$0.67
Weighted average common shares outstanding:
Basic	1,562.4	1,594.0
Diluted	1,597.5	1,634.4
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018
Net income	$1,367	$1,092
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(89)	(128)
Change in net gains (losses) on cash flow hedges	36	193
Change in net gains (losses) on other	2	(3)
Total other comprehensive income (loss), net of tax	(51)	62
TOTAL COMPREHENSIVE INCOME	$1,316	$1,154

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	AUGUST 31,	MAY 31,
(Dollars in millions)	2019	2019
ASSETS
Current assets:
Cash and equivalents	$3,446	$4,466
Short-term investments	198	197
Accounts receivable, net	4,656	4,272
Inventories	5,835	5,622
Prepaid expenses and other current assets	2,093	1,968
Total current assets	16,228	16,525
Property, plant and equipment, net	4,615	4,744
Operating lease right-of-use assets, net	2,832	—
Identifiable intangible assets, net	279	283
Goodwill	224	154
Deferred income taxes and other assets	2,071	2,011
TOTAL ASSETS	$26,249	$23,717
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6	$6
Notes payable	250	9
Accounts payable	2,716	2,612
Current portion of operating lease liabilities	427	—
Accrued liabilities	4,455	5,010
Income taxes payable	216	229
Total current liabilities	8,070	7,866
Long-term debt	3,463	3,464
Operating lease liabilities	2,675	—
Deferred income taxes and other liabilities	2,841	3,347
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 315 and 315 shares outstanding	—	—
Class B — 1,245 and 1,253 shares outstanding	3	3
Capital in excess of stated value	7,296	7,163
Accumulated other comprehensive income (loss)	180	231
Retained earnings	1,721	1,643
Total shareholders' equity	9,200	9,040
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,249	$23,717
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018
Cash provided by operations:
Net income	$1,367	$1,092
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	169	178
Deferred income taxes	(42)	18
Stock-based compensation	80	41
Amortization and other	6	3
Net foreign currency adjustments	49	166
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(456)	(294)
(Increase) decrease in inventories	(270)	(25)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	38	(83)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(547)	205
Cash provided by operations	394	1,301
Cash provided (used) by investing activities:
Purchases of short-term investments	(504)	(980)
Maturities of short-term investments	16	400
Sales of short-term investments	533	586
Additions to property, plant and equipment	(284)	(343)
Other investing activities	(109)	4
Cash provided (used) by investing activities	(348)	(333)
Cash used by financing activities:
Increase (decrease) in notes payable	241	(321)
Proceeds from exercise of stock options and other stock issuances	111	187
Repurchase of common stock	(999)	(1,360)
Dividends — common and preferred	(345)	(320)
Other financing activities	(18)	(18)
Cash used by financing activities	(1,010)	(1,832)
Effect of exchange rate changes on cash and equivalents	(56)	(103)
Net increase (decrease) in cash and equivalents	(1,020)	(967)
Cash and equivalents, beginning of period	4,466	4,249
CASH AND EQUIVALENTS, END OF PERIOD	$3,446	$3,282
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$90	$110
Dividends declared and not paid	344	318
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2019	315	$—	1,253	$3	$7,163	$231	$1,643	$9,040
Stock options exercised			4		116			116
Conversion to Class B Common Stock								—
Repurchase of Class B Common Stock			(12)		(55)		(940)	(995)
Dividends on common stock ($0.22 per share) and preferred stock ($0.10 per share)							(344)	(344)
Issuance of shares to employees, net of shares withheld for employee taxes					(8)		(4)	(12)
Stock-based compensation					80			80
Net income							1,367	1,367
Other comprehensive income (loss)						(51)		(51)
Adoption of ASC Topic 842 (Note 1)							(1)	(1)
Balance at August 31, 2019	315	$—	1,245	$3	$7,296	$180	$1,721	$9,200

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2018	329	$—	1,272	$3	$6,384	$(92)	$3,517	$9,812
Stock options exercised			6		182			182
Conversion to Class B Common Stock	(9)		9					—
Repurchase of Class B Common Stock			(18)		(69)		(1,312)	(1,381)
Dividends on common stock ($0.20 per share) and preferred stock ($0.10 per share)							(318)	(318)
Issuance of shares to employees, net of shares withheld for employee taxes					(13)		(1)	(14)
Stock-based compensation					41			41
Net income							1,092	1,092
Other comprehensive income (loss)						62		62
Adoption of ASU 2016-16							(507)	(507)
Adoption of ASC Topic 606							23	23
Balance at August 31, 2018	320	$—	1,269	$3	$6,525	$(30)	$2,494	$8,992

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company” or “NIKE”) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2019 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the three months ended August 31, 2019 are not necessarily indicative of results to be expected for the entire year.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which replaces existing lease accounting guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use (ROU) assets and corresponding lease liabilities on the balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The new guidance requires the Company to continue to classify leases as either an operating or finance lease, with classification affecting the pattern of expense recognition in the income statement. In addition, the new standard requires enhanced disclosure surrounding the amount, timing and uncertainty of cash flows arising from leasing agreements.
In July 2018, the FASB issued ASU No. 2018-11, which provides entities with an additional transition method. Under the new transition method, an entity initially applies the new standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected this transition method and adopted Topic 842 using a modified retrospective approach in the first quarter of fiscal 2020 with the cumulative effect of initially applying the new standard recognized in Retained earnings at June 1, 2019. Comparative prior period information has not been adjusted and continues to be reported in accordance with previous lease accounting guidance in Accounting Standards Codification (ASC) Topic 840 — Leases.
Upon adoption, the Company elected the package of transition practical expedients which allowed the Company to carry forward prior conclusions related to: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases. Additionally, the Company elected the practical expedient to not separate lease components from nonlease components for all real estate leases within the portfolio. The Company made an accounting policy election to not record leases with an initial term of 12 months or less on the Unaudited Condensed Consolidated Balance Sheets and will recognize related lease payments in the Unaudited Condensed Consolidated Statements of Income on a straight-line basis over the lease term.
In preparation for implementation, the Company executed changes to business processes, including implementing a software solution to assist with the new reporting requirements. The adoption of Topic 842 resulted in a $2.7 billion increase to total assets and total liabilities as of June 1, 2019. Upon adoption, the Company recognized $3.2 billion of total operating lease liabilities and $2.9 billion of operating lease ROU assets, as well as removed $348 million of existing deferred rent liabilities, which was recorded as an offset against the ROU assets. In addition, the Company removed $184 million of existing assets and liabilities related to build-to-suit lease arrangements. Several other asset and liability line items in the Company's Unaudited Condensed Consolidated Balance Sheets were also impacted by immaterial amounts. The adoption of the standard did not have a material impact on the Unaudited Condensed Consolidated Statements of Income or Unaudited Condensed Consolidated Statements of Cash Flows. For more information on the Company's lease arrangements refer to Note 13 — Leases.

NOTE 2 — INVENTORIES
Inventory balances of $5,835 million and $5,622 million at August 31, 2019 and May 31, 2019, respectively, were substantially all finished goods.

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	AS OF AUGUST 31,	AS OF MAY 31,
(Dollars in millions)	2019	2019
Sales-related reserves	$1,157	$1,218
Compensation and benefits, excluding taxes	816	1,232
Endorsement compensation	434	424
Dividends payable	344	346
Import and logistics costs	330	296
Taxes other than income taxes payable	274	234
Collateral received from counterparties to hedging instruments	263	289
Advertising and marketing	132	114
Fair value of derivatives	54	52
Other(1)	651	805
TOTAL ACCRUED LIABILITIES	$4,455	$5,010

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at August 31, 2019 and May 31, 2019.

NOTE 4 — FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives, equity securities and available-for-sale debt securities. For additional information about the Company's fair value policies refer to Note 1 — Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the fiscal year ended May 31, 2019.
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of August 31, 2019 and May 31, 2019, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	AS OF AUGUST 31, 2019
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$614	$614	$—
Level 1:
U.S. Treasury securities	361	200	161
Level 2:
Commercial paper and bonds	31	—	31
Money market funds	1,687	1,687	—
Time deposits	949	945	4
U.S. Agency securities	2	—	2
Total Level 2	2,669	2,632	37
TOTAL	$3,644	$3,446	$198

	AS OF MAY 31, 2019
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$853	$853	$—
Level 1:
U.S. Treasury securities	347	200	147
Level 2:
Commercial paper and bonds	34	1	33
Money market funds	1,637	1,637	—
Time deposits	1,791	1,775	16
U.S. Agency securities	1	—	1
Total Level 2	3,463	3,413	50
TOTAL	$4,663	$4,466	$197

As of August 31, 2019, the Company held $155 million of available-for-sale debt securities with maturity dates within one year and $43 million with maturity dates over one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $21 million and $20 million for the three months ended August 31, 2019 and 2018, respectively.
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis as of August 31, 2019 and May 31, 2019, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	AS OF AUGUST 31, 2019
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$578	$549	$29	$55	$53	$2
Embedded derivatives	3	3	—	1	1	—
TOTAL	$581	$552	$29	$56	$54	$2

(1)
If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $44 million as of August 31, 2019. As of that date, the Company had received $263 million of cash collateral from various counterparties related to foreign exchange derivative instruments. No amount of collateral was posted on the Company's derivative liability balance as of August 31, 2019.

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

For additional information related to the Company's derivative financial instruments and credit risk, refer to Note 9 — Risk Management and Derivatives.
The carrying amounts of other current financial assets and other current financial liabilities approximate fair value.

FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $3,820 million at August 31, 2019 and $3,524 million at May 31, 2019.
For fair value information regarding Notes payable, refer to Note 5 — Short-Term Borrowings and Credit Lines.

NOTE 5 — SHORT-TERM BORROWINGS AND CREDIT LINES

The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.
As of August 31, 2019, the Company had $225 million in borrowings outstanding under its $2 billion commercial paper program at a weighted average rate of 2.10%. No borrowings were outstanding at May 31, 2019. These borrowings are included within Notes payable on the Unaudited Condensed Consolidated Balance Sheets.
On August 16, 2019, the Company entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, with the option to increase borrowings up to $3 billion in total upon lender approval. The facility matures on August 16, 2024, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 16, 2026. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing London Interbank Offered Rate plus 0.46%. The facility fee is 0.04% of the total commitment. The Company was in compliance with the covenants of the facility at August 31, 2019. This facility replaces the prior $2 billion credit facility agreement entered into on August 28, 2015, which would have matured August 28, 2020. As of and for the period ended August 31, 2019 and May 31, 2019, no amounts were outstanding under either committed credit facility.
There have been no other significant changes to the credit lines reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

NOTE 6 — INCOME TAXES

The effective tax rate was 12.4% and 14.0% for the three months ended August 31, 2019 and August 31, 2018 respectively. The change in the Company's effective tax rate was due to a change in the proportion of earnings taxed in the United States and discrete items.
As of August 31, 2019, total gross unrecognized tax benefits, excluding related interest and penalties, were $897 million, $624 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2019, total gross unrecognized tax benefits, excluding related interest and penalties, were $808 million. The liability for payment of interest and penalties decreased by $29 million during the three months ended August 31, 2019. As of August 31, 2019 and May 31, 2019, accrued interest and penalties related to uncertain tax positions were $145 million and $174 million, respectively (excluding federal benefit).
The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments.
The Company's major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2008 and fiscal 2013, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $150 million within the next 12 months. In January 2019, the European Commission opened a formal investigation to examine whether the Netherlands has breached State Aid rules when granting certain tax rulings to the Company. The Company believes the investigation is without merit. If this matter is adversely resolved, the Netherlands may be required to assess additional amounts with respect to current and prior periods, and the Company's Netherlands income taxes in the future could increase.

NOTE 7 — STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION
The NIKE, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) provides for the issuance of up to 718 million previously unissued shares of Class B Common Stock in connection with equity awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards. In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under employee stock purchase plans (ESPPs). Refer to Note 11 - Common Stock and Stock-Based Compensation of the Annual Report on Form 10-K for the fiscal year ended May 31, 2019 for further information.
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018
Stock options(1)	$42	$20
ESPPs	13	10
Restricted stock	25	11
TOTAL STOCK-BASED COMPENSATION EXPENSE	$80	$41

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees meeting certain retirement eligibility requirements.

The income tax benefit related to stock-based compensation expense was $37 million and $53 million for the three months ended August 31, 2019 and 2018, respectively.
STOCK OPTIONS
The weighted average fair value per share of the options granted during the three months ended August 31, 2019 and 2018, computed as of the grant date using the Black-Scholes pricing model, was $18.33 and $17.44, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	THREE MONTHS ENDED AUGUST 31,
	2019	2018
Dividend yield	1.1%	1.0%
Expected volatility	22.9%	19.7%
Weighted average expected life (in years)	6.0	6.0
Risk-free interest rate	1.7%	2.9%

Expected volatilities are based on the historical volatility of the Company's common stock, the implied volatility in market traded options on the Company's common stock with a term greater than one year, as well as other factors. The weighted average expected life of options is based on an analysis of historical and expected future exercise patterns. The interest rate is based on the U.S. Treasury (constant maturity) risk-free rate in effect at the date of grant for periods corresponding with the expected term of the options.
As of August 31, 2019, the Company had $320 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.6 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
The weighted average fair values per share of restricted stock and restricted stock units granted for the three months ended August 31, 2019 and 2018, computed as of the grant date, was $84.19 and $76.42, respectively. As of August 31, 2019, the Company had $200 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.5 years.

NOTE 8 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under ESPPs, to purchase an additional 19.1 million and 3.1 million shares of common stock outstanding for the three months ended August 31, 2019 and 2018, respectively, because the options were anti-dilutive.

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions, except per share data)	2019	2018
Net income available to common stockholders	$1,367	$1,092
Determination of shares:
Weighted average common shares outstanding	1,562.4	1,594.0
Assumed conversion of dilutive stock options and awards	35.1	40.4
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,597.5	1,634.4
Earnings per common share:
Basic	$0.87	$0.69
Diluted	$0.86	$0.67

NOTE 9 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the three months ended August 31, 2019, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K. For additional information about the Company's derivatives and hedging policies refer to Note 1 — Summary of Significant Accounting Policies and Note 14 - Risk Management and Derivatives of the Annual Report on Form 10-K for the fiscal year ended May 31, 2019.
The majority of derivatives outstanding as of August 31, 2019 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Japanese Yen/U.S. Dollar, British Pound/Euro and Chinese Yuan/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.

The following table presents the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of August 31, 2019 and May 31, 2019:

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	AUGUST 31,	MAY 31,	BALANCE SHEET LOCATION	AUGUST 31,	MAY 31,
(Dollars in millions)		2019	2019		2019	2019
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$494	$509	Accrued liabilities	$16	$5
Foreign exchange forwards and options	Deferred income taxes and other assets	29	—	Deferred income taxes and other liabilities	2	—
Total derivatives formally designated as hedging instruments		523	509		18	5
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	55	102	Accrued liabilities	37	46
Embedded derivatives	Prepaid expenses and other current assets	3	5	Accrued liabilities	1	1
Embedded derivatives	Deferred income taxes and other assets	—	6	Deferred income taxes and other liabilities	—	2
Total derivatives not designated as hedging instruments		58	113		38	49
TOTAL DERIVATIVES		$581	$622		$56	$54

The following table presents the amounts in the Unaudited Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the three months ended August 31, 2019 and 2018:

	THREE MONTHS ENDED AUGUST 31,
	2019		2018
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$10,660	$8	$9,948	$5
Cost of sales	5,789	75	5,551	(44)
Other (income) expense, net	(33)	46	53	(9)
Interest expense (income), net	15	(2)	11	(2)

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three months ended August 31, 2019 and 2018:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED AUGUST 31,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED AUGUST 31,
	2019	2018		2019	2018
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$21	$16	Revenues	$8	$5
Foreign exchange forwards and options	109	101	Cost of sales	75	(44)
Foreign exchange forwards and options	33	26	Other (income) expense, net	46	(9)
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(2)
Total designated cash flow hedges	$163	$143		$127	$(50)

(1)
For the three months ended August 31, 2019 and 2018, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES		LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$—	$114	Other (income) expense, net
Embedded derivatives	(1)	(2)	Other (income) expense, net

CASH FLOW HEDGES
All changes in fair value of derivatives designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss) until Net income is affected by the variability of cash flows of the hedged transaction. Effective hedge results are classified in the Unaudited Condensed Consolidated Statements of Income in the same manner as the underlying exposure. Derivative instruments designated as cash flow hedges must be discontinued when it is no longer probable the forecasted hedged transaction will occur in the initially identified time period. The gains and losses associated with discontinued derivative instruments in Accumulated other comprehensive income (loss) will be recognized immediately in Other (income) expense, net, if it is probable the forecasted hedged transaction will not occur by the end of the initially identified time period or within an additional two-month period thereafter. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company accounts for the derivative as an undesignated instrument as discussed below.
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $8.9 billion as of August 31, 2019. Approximately $557 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of August 31, 2019, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of August 31, 2019, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 21 months.

UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or the embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $4.2 billion as of August 31, 2019.
EMBEDDED DERIVATIVES
Embedded derivative contracts are treated as foreign currency forward contracts that are bifurcated from the related contract and recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, through the date the foreign currency fluctuations cease to exist.
At August 31, 2019, the total notional amount of embedded derivatives outstanding was approximately $370 million.
CREDIT RISK
As of August 31, 2019, the Company was in compliance with all credit risk-related contingent features, and derivative instruments with such features in a net liability position were immaterial. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of August 31, 2019, the Company had $263 million of cash collateral received from various counterparties to its derivative contracts. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 4 - Fair Value Measurements.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2019	$(346)	$520	$115	$(58)	$231
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(89)	163	—	3	77
Reclassifications to net income of previously deferred (gains) losses(3)	—	(127)	—	(1)	(128)
Total other comprehensive income (loss)	(89)	36	—	2	(51)
Balance at August 31, 2019	$(435)	$556	$115	$(56)	$180

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $0 million, $0 million, $0 million and $0 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $0 million, $0 million, $0 million and $0 million, respectively.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2018	$(173)	$17	$115	$(51)	$(92)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(128)	142	—	4	18
Reclassifications to net income of previously deferred (gains) losses(3)	—	51	—	(7)	44
Total other comprehensive income (loss)	(128)	193	—	(3)	62
Balance at August 31, 2018	$(301)	$210	$115	$(54)	$(30)

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
The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Unaudited Condensed Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$8	$5	Revenues
Foreign exchange forwards and options	75	(44)	Cost of sales
Foreign exchange forwards and options	46	(9)	Other (income) expense, net
Interest rate swaps	(2)	(2)	Interest expense (income), net
Total before tax	127	(50)
Tax (expense) benefit	—	(1)
Gain (loss) net of tax	127	(51)
Gains (losses) on other	1	7	Other (income) expense, net
Total before tax	1	7
Tax (expense) benefit	—	—
Gain (loss) net of tax	1	7
Total net gain (loss) reclassified for the period	$128	$(44)

NOTE 11 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's revenues disaggregated by reportable operating segment, major product line and by distribution channel:

	THREE MONTHS ENDED AUGUST 31, 2019
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,669	$1,758	$1,164	$930	$—	$6,521	$496	$—	$7,017
Apparel	1,431	869	465	356	—	3,121	26	—	3,147
Equipment	193	146	50	59	—	448	9	—	457
Other(1)	—	—	—	—	6	6	24	9	39
TOTAL REVENUES	$4,293	$2,773	$1,679	$1,345	$6	$10,096	$555	$9	$10,660
Revenues by:
Sales to Wholesale Customers	$2,864	$2,042	$986	$950	$—	$6,842	$367	$—	$7,209
Sales through Direct to Consumer	1,429	731	693	395	—	3,248	164	—	3,412
Other(1)	—	—	—	—	6	6	24	9	39
TOTAL REVENUES	$4,293	$2,773	$1,679	$1,345	$6	$10,096	$555	$9	$10,660

(1)
Other revenues for Global Brand Divisions and Converse are primarily attributable to licensing businesses. Other revenues for Corporate primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through the Company's central foreign exchange risk management program.

	THREE MONTHS ENDED AUGUST 31, 2018
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

As of August 31, 2019 and May 31, 2019, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued Liabilities on the Unaudited Condensed Consolidated Balance Sheets.

NOTE 12 — OPERATING SEGMENTS
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
The Company's NIKE Direct operations are managed within each NIKE Brand geographic operating segment. Converse is also a reportable segment for the Company, and operates in one industry: the design, marketing, licensing and selling of athletic lifestyle sneakers, apparel and accessories.
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

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018
REVENUES
North America	$4,293	$4,145
Europe, Middle East & Africa	2,773	2,607
Greater China	1,679	1,379
Asia Pacific & Latin America	1,345	1,270
Global Brand Divisions	6	16
Total NIKE Brand	10,096	9,417
Converse	555	527
Corporate	9	4
TOTAL NIKE, INC. REVENUES	$10,660	$9,948
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,100	$1,077
Europe, Middle East & Africa	609	501
Greater China	669	502
Asia Pacific & Latin America	341	323
Global Brand Divisions	(857)	(818)
Converse	138	98
Corporate	(424)	(402)
Interest expense (income), net	15	11
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,561	$1,270

	AS OF AUGUST 31,	AS OF MAY 31,
(Dollars in millions)	2019	2019
ACCOUNTS RECEIVABLE, NET
North America	$1,795	$1,718
Europe, Middle East & Africa	1,321	1,164
Greater China	344	245
Asia Pacific & Latin America	789	771
Global Brand Divisions	114	105
Total NIKE Brand	4,363	4,003
Converse	249	243
Corporate	44	26
TOTAL ACCOUNTS RECEIVABLE, NET	$4,656	$4,272
INVENTORIES
North America	$2,271	$2,328
Europe, Middle East & Africa	1,459	1,390
Greater China	775	693
Asia Pacific & Latin America	817	694
Global Brand Divisions	143	126
Total NIKE Brand	5,465	5,231
Converse	260	269
Corporate	110	122
TOTAL INVENTORIES	$5,835	$5,622

	AS OF AUGUST 31,	AS OF MAY 31,
(Dollars in millions)	2019	2019
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$665	$814
Europe, Middle East & Africa	832	929
Greater China	220	237
Asia Pacific & Latin America	326	326
Global Brand Divisions	759	665
Total NIKE Brand	2,802	2,971
Converse	93	100
Corporate	1,720	1,673
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,615	$4,744

NOTE 13 — LEASES
The Company primarily leases retail store space, certain distribution and warehouse facilities, office space, equipment and other non-real estate assets. The Company determines if an arrangement is a lease at inception and begins recording lease activity at the commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the asset. ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. The Company's incremental borrowing rate is used to determine the present value of future lease payments unless the implicit rate is readily determinable. As of and for the three months ended August 31, 2019, finance leases were not a material component of the Company's lease portfolio.
Lease agreements may contain rent escalation clauses, renewal or termination options, rent holidays or certain landlord incentives, including tenant improvement allowances. ROU assets include amounts for scheduled rent increases and are reduced by the amount of lease incentives. The lease term includes the non-cancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Certain lease agreements include variable lease payments, which are based on a percent of retail sales over specified levels or adjust periodically for inflation.
Lease expense is recognized in Cost of sales or Operating overhead expense within the Unaudited Condensed Consolidated Statements of Income, based on the underlying nature of the leased asset. For the three months ended August 31, 2019, lease expense primarily consisted of operating lease costs of $239 million, including $93 million primarily related to variable lease costs and an immaterial amount of short-term lease costs.
Amounts of future undiscounted cash flows related to operating lease payments over the lease term are as follows and are reconciled to the present value of the operating lease liabilities as recorded on the Unaudited Condensed Consolidated Balance Sheets:

(Dollars in millions)	AS OF AUGUST 31, 2019(1)
Remainder of Fiscal 2020	$405
Fiscal 2021	501
Fiscal 2022	439
Fiscal 2023	383
Fiscal 2024	343
Thereafter	1,482
Total undiscounted future cash flows related to lease payments	$3,553
Less: Interest	451
Present value of lease liabilities	$3,102

(1)	Excludes $410 million of future operating lease payments for lease agreements signed but not yet commenced.

Amounts of minimum future annual commitments under non-cancelable operating and capital leases in accordance with Topic 840 were as follows:

	AS OF MAY 31, 2019
(Dollars in millions)	OPERATING LEASES	CAPITAL LEASES AND OTHER FINANCING OBLIGATIONS(1)	TOTAL
Fiscal 2020	$553	$32	$585
Fiscal 2021	513	34	547
Fiscal 2022	441	40	481
Fiscal 2023	386	37	423
Fiscal 2024	345	34	379
Thereafter	1,494	197	1,691
TOTAL	$3,732	$374	$4,106

(1)	Capital leases and other financing obligations include payments related to build-to-suit lease arrangements.
The following table includes the weighted average remaining lease terms, in years, and the weighted average discount rate used to calculate the present value of operating lease liabilities:

AS OF AUGUST 31,
2019
Weighted-average remaining lease term (years)	8.8
Weighted-average discount rate	2.7%

The following table includes supplemental cash and non-cash information related to operating leases:

THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$136
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities(1)	37

(1)	Excludes the amount initially capitalized in conjunction with the adoption of Topic 842.

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
For the first quarter of fiscal 2020, NIKE, Inc. Revenues increased 7% to $10.7 billion compared to the first quarter of fiscal 2019. On a currency-neutral basis, Revenues increased 10%. Net income for the first quarter of fiscal 2020 was $1,367 million and diluted earnings per common share was $0.86, compared to Net income of $1,092 million and diluted earnings per common share of $0.67 for the first quarter of fiscal 2019.
Income before income taxes increased 23% compared to the first quarter of fiscal 2019, as revenue growth and gross margin expansion were partially offset by higher selling and administrative expense. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, delivered 7% revenue growth. On a currency-neutral basis, NIKE Brand revenues grew 10%, driven by higher revenues across all geographies, footwear and apparel, as well as growth in our Sportswear and Jordan Brand key categories. Revenues for Converse increased 5% and 8% on a reported and currency-neutral basis, respectively, primarily due to growth in Asia and digital globally, partially offset by declines in the United States.
Our effective tax rate was 12.4% for the first quarter of fiscal 2020 compared to 14.0% for the first quarter of fiscal 2019, due to a change in the proportion of earnings taxed in the United States and discrete items.
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
USE OF NON-GAAP FINANCIAL MEASURES
Throughout this Quarterly Report on Form 10-Q, we discuss non-GAAP financial measures, including references to wholesale equivalent revenues, currency-neutral revenues as well as Total NIKE Brand earnings before interest and taxes (EBIT) and Total NIKE, Inc. EBIT, which should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). References to wholesale equivalent revenues are intended to provide context as to the total size of our NIKE Brand market footprint if we had no NIKE Direct operations. NIKE Brand wholesale equivalent revenues consist of (1) sales to external wholesale customers and (2) internal sales from our wholesale operations to our NIKE Direct operations, which are charged at prices comparable to those charged to external wholesale customers. Currency-neutral revenues are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations. EBIT is calculated as Net Income before Interest expense (income), net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income.
Management uses these non-GAAP financial measures when evaluating the Company's performance, including when making financial and operating decisions. Additionally, management believes these non-GAAP financial measures provide investors with additional financial information that should be considered when assessing our underlying business performance and trends. However, references to wholesale equivalent revenues, currency-neutral revenues and EBIT should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with U.S. GAAP and may not be comparable to similarly titled non-GAAP measures used by other companies.

RESULTS OF OPERATIONS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions, except per share data)	2019	2018	% CHANGE
Revenues	$10,660	$9,948	7%
Cost of sales	5,789	5,551	4%
Gross profit	4,871	4,397	11%
Gross margin	45.7%	44.2%
Demand creation expense	1,018	964	6%
Operating overhead expense	2,310	2,099	10%
Total selling and administrative expense	3,328	3,063	9%
% of revenues	31.2%	30.8%
Interest expense (income), net	15	11	—
Other (income) expense, net	(33)	53	—
Income before income taxes	1,561	1,270	23%
Income tax expense	194	178	9%
Effective tax rate	12.4%	14.0%
NET INCOME	$1,367	$1,092	25%
Diluted earnings per common share	$0.86	$0.67	28%

CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$6,521	$6,036	8%	11%
Apparel	3,121	2,949	6%	9%
Equipment	448	416	8%	11%
Global Brand Divisions(2)	6	16	-63%	-58%
Total NIKE Brand Revenues	10,096	9,417	7%	10%
Converse	555	527	5%	8%
Corporate(3)	9	4	—	—
TOTAL NIKE, INC. REVENUES	$10,660	$9,948	7%	10%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,842	$6,550	4%	8%
Sales through NIKE Direct	3,248	2,851	14%	17%
Global Brand Divisions(2)	6	16	-63%	-58%
TOTAL NIKE BRAND REVENUES	$10,096	$9,417	7%	10%

(1)	The percent change excluding currency changes represents a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" for further information.

(2)	Global Brand Divisions revenues are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

(3)
Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.

On a currency-neutral basis, NIKE, Inc. Revenues grew 10% for the first quarter of fiscal 2020, driven by broad-based growth across all NIKE Brand geographies and Converse. Higher revenues in Greater China; Europe, Middle East & Africa (EMEA) and Asia Pacific & Latin America (APLA) contributed approximately 4, 3 and 2 percentage points of growth to NIKE, Inc. Revenues, respectively, while North America contributed approximately 1 percentage point of growth.
On a currency-neutral basis, NIKE Brand footwear revenues increased 11% for the first quarter of fiscal 2020, driven by growth in most key categories, led by Sportswear and the Jordan Brand. Unit sales of footwear increased 3% and higher average selling price (ASP) per pair contributed approximately 8 percentage points of footwear revenue growth, primarily due to higher full-price ASP, on a wholesale equivalent basis, and higher NIKE Direct ASP.
For the first quarter of fiscal 2020, currency-neutral NIKE Brand apparel revenues grew 9%, fueled by growth in nearly all key categories, most notably Sportswear and, to a lesser extent, the Jordan Brand. Unit sales of apparel increased 5% and higher ASP per unit contributed approximately 4 percentage points of apparel revenue growth, primarily due to higher full-price ASP, in part reflecting lower discounts, as well as higher NIKE Direct ASP.
On a reported basis, NIKE Direct revenues represented approximately 32% of our total NIKE Brand revenues for the first quarter of fiscal 2020 compared to 30% for the first quarter of fiscal 2019. Digital commerce sales were $1.1 billion for the first quarter of fiscal 2020 compared to $770 million for the first quarter of fiscal 2019. On a currency-neutral basis, NIKE Direct revenues increased 17% for the first quarter of fiscal 2020, driven by strong digital commerce sales growth of 42%, comparable store sales growth of 6% and the addition of new stores. Comparable store sales, which exclude digital commerce sales, comprises revenue from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year.

GROSS MARGIN

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018	% CHANGE
Gross Profit	$4,871	$4,397	11%
Gross Margin	45.7%	44.2%	150	bps
For the first quarter of fiscal 2020, our consolidated gross margin was 150 basis points higher than the first quarter of fiscal 2019, primarily reflecting the following factors:

•	Higher NIKE Brand full-price ASP, net of discounts, on a wholesale equivalent basis, (increasing gross margin approximately 160 basis points);

•	Growth in our higher margin NIKE Direct business (increasing gross margin approximately 40 basis points);

•	Higher gross margin from Converse (increasing gross margin approximately 20 basis points);

•	Unfavorable changes in net foreign currency exchange rates, including hedges, (decreasing gross margin approximately 50 basis points); and

•	Higher NIKE Brand product costs, on a wholesale equivalent basis, (decreasing gross margin approximately 40 basis points).
TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018	% CHANGE
Demand creation expense(1)	$1,018	$964	6%
Operating overhead expense	2,310	2,099	10%
Total selling and administrative expense	$3,328	$3,063	9%
% of revenues	31.2%	30.8%	40	bps

(1)
Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary product, television, digital and print advertising and media costs, brand events and retail brand presentation.

Demand creation expense increased 6% for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, due to higher advertising and marketing expenses to support brand events and marketing campaigns, as well as higher sports marketing investments. Changes in foreign currency exchange rates decreased Demand creation expense by approximately 2 percentage points for the first quarter of fiscal 2020.
Operating overhead expense increased 10% for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, driven primarily by higher wage-related and administrative expenses, which reflects critical investments to support our innovation, data and analytics capabilities, digital commerce platforms and investments in a new enterprise resource planning tool to accelerate our end-to-end digital transformation. Changes in foreign currency exchange rates decreased Operating overhead expense by approximately 2 percentage points for the first quarter of fiscal 2020.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018
Other (income) expense, net	$(33)	$53
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the first quarter of fiscal 2020, Other (income) expense, net changed from $53 million of other expense, net to $33 million of other income, net in the current year, primarily due to a $71 million beneficial change in foreign currency conversion gains and losses, including hedges.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had an unfavorable impact on our Income before income taxes of $15 million for the first quarter of fiscal 2020.

INCOME TAXES

	THREE MONTHS ENDED AUGUST 31,
	2019	2018	% CHANGE
Effective tax rate	12.4%	14.0%	(160) bps
Our effective tax rate was 12.4% for the first quarter of fiscal 2020, compared to 14.0% for the first quarter of fiscal 2019, due to a change in the proportion of earnings taxed in the United States and discrete items.
OPERATING SEGMENTS
Our operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company's reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa (EMEA); Greater China; and Asia Pacific & Latin America (APLA), and include results for the NIKE, Jordan and Hurley brands. The Company's NIKE Direct operations are managed within each geographic operating segment. Converse is also a reportable operating segment for the Company, and operates predominately in one industry: the design, marketing, licensing and selling of athletic lifestyle sneakers, apparel and accessories.
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
The breakdown of revenues is as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$4,293	$4,145	4%	4%
Europe, Middle East & Africa	2,773	2,607	6%	12%
Greater China	1,679	1,379	22%	27%
Asia Pacific & Latin America	1,345	1,270	6%	13%
Global Brand Divisions(2)	6	16	-63%	-58%
TOTAL NIKE BRAND	10,096	9,417	7%	10%
Converse	555	527	5%	8%
Corporate(3)	9	4	—	—
TOTAL NIKE, INC. REVENUES	$10,660	$9,948	7%	10%

(1)	The percent change excluding currency changes represents a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" for further information.

(2)	Global Brand Divisions revenues are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

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

The breakdown of earnings before interest and taxes is as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018	% CHANGE
North America	$1,100	$1,077	2%
Europe, Middle East & Africa	609	501	22%
Greater China	669	502	33%
Asia Pacific & Latin America	341	323	6%
Global Brand Divisions	(857)	(818)	-5%
TOTAL NIKE BRAND(1)	1,862	1,585	17%
Converse	138	98	41%
Corporate	(424)	(402)	-5%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	1,576	1,281	23%
Interest expense (income), net	15	11	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,561	$1,270	23%

(1)	Total NIKE Brand EBIT and Total NIKE, Inc. EBIT represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for further information.
NORTH AMERICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$2,669	$2,555	4%	4%
Apparel	1,431	1,407	2%	2%
Equipment	193	183	5%	5%
TOTAL REVENUES	$4,293	$4,145	4%	4%
Revenues by:
Sales to Wholesale Customers	$2,864	$2,829	1%	1%
Sales through NIKE Direct	1,429	1,316	9%	9%
TOTAL REVENUES	$4,293	$4,145	4%	4%
EARNINGS BEFORE INTEREST AND TAXES	$1,100	$1,077	2%
In the current marketplace environment, we believe there continues to be a meaningful shift in the way consumers shop for product and make purchasing decisions. Consumers are demanding a constant flow of fresh and innovative product, and have an expectation for superior service and rapid delivery, all fueled by the shift toward digital and mono-brand experiences in NIKE Direct. Specifically, in North America we anticipate continued evolution within the retail landscape, driven by shifting consumer traffic patterns across digital and physical channels. The evolution of the North America marketplace is resulting in third-party retail store closures; however, we are currently seeing stabilization and momentum building with our differentiated strategic wholesale customers, fueled by our deliberate shifts in product allocations and investments in enhanced consumer experiences leveraging digital.
On a currency-neutral basis, North America revenues for the first quarter of fiscal 2020 increased 4% as growth in Sportswear and the Jordan Brand was partially offset by a decline in Running and Training. NIKE Direct revenues increased 9%, primarily due to strong digital commerce sales growth of 31%.
Footwear revenues increased 4% on a currency-neutral basis for the first quarter of fiscal 2020, primarily driven by growth in Sportswear and the Jordan Brand, partially offset by declines in Running and Training. Unit sales of footwear decreased 1%, while higher ASP per pair contributed approximately 5 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, as well as the favorable impact of growth in our NIKE Direct business.

On a currency-neutral basis, apparel revenues increased 2% for the first quarter of fiscal 2020, driven primarily by higher revenues in Sportswear. Unit sales of apparel were flat, while higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth. The increase in ASP per unit was primarily a result of higher full-price ASP, in part due to lower discounts.
Reported EBIT increased 2% for the first quarter of fiscal 2020 as higher revenues and gross margin expansion more than offset higher selling and administrative expense. Gross margin increased approximately 20 basis points as higher full-price ASP more than offset higher product costs. Selling and administrative expense grew due to higher operating overhead and demand creation expense. Operating overhead expense increased primarily as a result of higher wage-related expenses within our NIKE Direct operations. The increase in demand creation expense was primarily due to higher advertising and marketing expenses, as well as higher sports marketing costs.
EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,758	$1,642	7%	13%
Apparel	869	830	5%	10%
Equipment	146	135	8%	13%
TOTAL REVENUES	$2,773	$2,607	6%	12%
Revenues by:
Sales to Wholesale Customers	$2,042	$1,916	7%	12%
Sales through NIKE Direct	731	691	6%	11%
TOTAL REVENUES	$2,773	$2,607	6%	12%
EARNINGS BEFORE INTEREST AND TAXES	$609	$501	22%
On a currency-neutral basis, EMEA revenues for the first quarter of fiscal 2020 grew 12%, driven by higher revenues across all territories, most notably Eastern Europe and UK & Ireland, which grew 24% and 16%, respectively. Revenues increased in most key categories, led by Sportswear and the Jordan Brand, partially offset by a decline in Running. NIKE Direct revenues increased 11% as strong digital commerce sales growth of 29% and comparable store sales growth of 7% more than offset declines from certain store closures as we continually optimize our fleet to meet consumer demand in both physical and digital channels.
Currency-neutral footwear revenues grew 13% for the first quarter of fiscal 2020, driven by higher revenues in nearly all key categories, led by Sportswear and the Jordan Brand, partially offset by a decline in Running. Unit sales of footwear increased 4% and higher ASP per pair contributed approximately 9 percentage points of footwear revenue growth. Higher ASP per pair primarily resulted from higher full-price and NIKE Direct ASPs.
For the first quarter of fiscal 2020, currency-neutral apparel revenues increased 10% due to growth in most key categories, led by Sportswear and the Jordan Brand, partially offset by a decline in Football (Soccer). Unit sales of apparel increased 8% and higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price ASP.
Reported EBIT increased 22% for the first quarter of fiscal 2020 as revenue growth and gross margin expansion more than offset higher selling and administrative expense. Gross margin increased approximately 300 basis points as higher full-price ASP, lower product costs and higher NIKE Direct margins more than offset unfavorable standard foreign currency exchange rates. Selling and administrative expense increased due to higher demand creation and operating overhead expense. The increase in demand creation expense was primarily driven by higher sports marketing costs, as well as higher advertising and marketing expenses. Growth in operating overhead expense was primarily due to higher wage-related costs.

GREATER CHINA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,164	$958	22%	27%
Apparel	465	380	22%	28%
Equipment	50	41	22%	29%
TOTAL REVENUES	$1,679	$1,379	22%	27%
Revenues by:
Sales to Wholesale Customers	$986	$871	13%	19%
Sales through NIKE Direct	693	508	36%	42%
TOTAL REVENUES	$1,679	$1,379	22%	27%
EARNINGS BEFORE INTEREST AND TAXES	$669	$502	33%
On a currency-neutral basis, Greater China revenues for the first quarter of fiscal 2020 increased 27%, driven by higher revenues in nearly all key categories, led by Sportswear, the Jordan Brand and Running. NIKE Direct revenues increased 42%, driven by strong digital commerce sales growth of 74%, comparable store sales growth of 23% and the addition of new stores.
Currency-neutral footwear revenues increased 27% for the first quarter of fiscal 2020, driven by growth in nearly all key categories, led by Sportswear, the Jordan Brand and Running. Unit sales of footwear increased 17% and higher ASP per pair contributed approximately 10 percentage points of footwear revenue growth, driven by higher NIKE Direct and full-price ASPs.
The currency-neutral apparel revenue growth of 28% for the first quarter of fiscal 2020 was fueled by higher revenues in nearly all key categories, most notably Sportswear and the Jordan Brand. Unit sales of apparel increased 20% and higher ASP per unit contributed approximately 8 percentage points of revenue growth, primarily driven by higher full-price ASP, in part reflecting lower discounts, as well as higher off-price ASP.
Reported EBIT increased 33% for the first quarter of fiscal 2020, driven by higher revenues, gross margin expansion and selling and administrative expense leverage. Gross margin increased approximately 220 basis points primarily reflecting favorable standard foreign currency exchange rates, higher full-price ASP and the favorable impact of growth in our NIKE Direct business. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Growth in operating overhead expense was driven by higher administrative costs, including investments in our NIKE Direct operations. Demand creation expense increased primarily due to higher retail brand presentation costs.

ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$930	$881	6%	12%
Apparel	356	332	7%	15%
Equipment	59	57	4%	10%
TOTAL REVENUES	$1,345	$1,270	6%	13%
Revenues by:
Sales to Wholesale Customers	$950	$934	2%	8%
Sales through NIKE Direct	395	336	18%	24%
TOTAL REVENUES	$1,345	$1,270	6%	13%
EARNINGS BEFORE INTEREST AND TAXES	$341	$323	6%
On a currency-neutral basis, APLA revenues increased 13% for the first quarter of fiscal 2020, driven by higher revenues in nearly all territories. Territory revenue growth was led by SOCO (which comprises Argentina, Uruguay and Chile), Korea and Japan, which increased 47%, 14% and 11%, respectively. Revenues increased in nearly all key categories, led by Sportswear, followed by the Jordan Brand and Running. NIKE Direct revenues increased 24%, fueled by strong digital commerce sales growth of 46%, comparable store sales growth of 12% and the addition of new stores.
The 12% increase in currency-neutral footwear revenues for the first quarter of fiscal 2020 was attributable to growth in nearly all key categories, led by Sportswear, followed by the Jordan Brand and Running. Unit sales of footwear decreased 2%, while higher ASP per pair contributed approximately 14 percentage points of footwear revenue growth, driven by higher full-price and NIKE Direct ASPs, in part reflecting inflationary conditions in our SOCO territory.
Currency-neutral apparel revenues grew 15% for the first quarter of fiscal 2020, driven by higher revenues in nearly all key categories, most notably Sportswear. Unit sales of apparel increased 6% and higher ASP per unit contributed approximately 9 percentage points of apparel revenue growth, primarily driven by higher full-price ASP, in part reflecting inflationary conditions in our SOCO territory.
Reported EBIT increased 6% for the first quarter of fiscal 2020 as revenue growth and selling and administrative expense leverage more than offset a decline in gross margin. Gross margin decreased approximately 90 basis points as higher product costs, unfavorable standard foreign currency exchange rates and higher warehousing costs more than offset higher full-price ASP. Selling and administrative expense increased slightly as higher operating overhead expense was partially offset by lower demand creation expense. Operating overhead expense increased as a result of higher wage-related and administrative costs in our NIKE Direct operations. The decrease in demand creation expense was primarily due to lower sports marketing costs.
GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$6	$16	-63%	-58%
Earnings (Loss) Before Interest and Taxes	$(857)	$(818)	-5%
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

Global Brand Divisions' loss before interest and taxes increased 5% for the first quarter of fiscal 2020 as total selling and administrative expense increased compared to the first quarter of fiscal 2019. Operating overhead expense growth was primarily driven by higher wage-related costs resulting from investments in data and analytics capabilities, digital commerce platforms and our investments in a new enterprise resource planning tool, all of which are in an effort to accelerate our end-to-end digital transformation. Lower demand creation expense was primarily due to lower sports marketing costs.
CONVERSE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$496	$461	8%	11%
Apparel	26	30	-13%	-11%
Equipment	9	8	13%	9%
Other(1)	24	28	-14%	-14%
TOTAL REVENUES	$555	$527	5%	8%
Revenues by:
Sales to Wholesale Customers	$367	$366	0%	4%
Sales through NIKE Direct	164	133	23%	26%
Other(1)	24	28	-14%	-15%
TOTAL REVENUES	$555	$527	5%	8%
EARNINGS BEFORE INTEREST AND TAXES	$138	$98	41%

(1)
Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.

On a currency-neutral basis, Converse revenues increased 8% for the first quarter of fiscal 2020, driven by higher revenues in Asia, partially offset by declines in the United States. Converse direct to consumer revenues increased 26%, primarily fueled by digital sales growth. Combined unit sales within the wholesale and direct to consumer channels were flat compared to the prior period presented, while ASP expansion of 10% was primarily due to shifts in mix to the direct to consumer channel and the Asia marketplace.
Reported EBIT for Converse increased 41% for the first quarter of fiscal 2020 driven by revenue growth, gross margin expansion and lower selling and administrative expense. Gross margin increased 350 basis points, driven by growth in our higher margin direct to consumer business, as well as higher full-price ASP and lower product costs due to changes in product mix. Selling and administrative expense decreased, primarily due to lower demand creation expense. Demand creation expense decreased primarily due to lower advertising and marketing costs while operating overhead expense remained relatively flat.
CORPORATE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2019	2018	% CHANGE
Revenues	$9	$4	—
Earnings (Loss) Before Interest and Taxes	$(424)	$(402)	-5%
Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.
The Corporate loss before interest and taxes primarily consists of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to our corporate headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; and certain foreign currency gains and losses.
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
Corporate's loss before interest and taxes increased $22 million for the first quarter of fiscal 2020 primarily due to the following:

•
a favorable change in net foreign currency gains and losses of $62 million related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net;

•
an unfavorable change of $14 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin; and

•	an unfavorable change of $70 million, primarily due to higher operating overhead expense driven by higher wage-related costs.
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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the three months ended August 31, 2019, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K.
Refer to Note 4 — Fair Value Measurements and Note 9 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional description of outstanding derivatives at each reported period end. For additional information about our Foreign Currency Exposures and Hedging Practices refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.
TRANSACTIONAL EXPOSURES
We conduct business in various currencies and have transactions which subject us to foreign currency risk. Our most significant transactional foreign currency exposures are:

•
Product Costs — Product purchases denominated in currencies other than the functional currency of the transacting entity and factory input costs from the foreign currency adjustments program with certain factories.

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
Certain currency forward contracts used to manage the foreign exchange exposure of non-functional currency denominated monetary assets and liabilities subject to re-measurement and embedded derivative contracts are not formally designated as hedging instruments and are recognized in Other (income) expense, net.
TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $313 million and a benefit of approximately $29 million for the three months ended August 31, 2019 and 2018, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $86 million and a benefit of approximately $30 million for the three months ended August 31, 2019 and 2018, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Argentina subsidiary within our APLA operating segment is operating in a hyper-inflationary market. As a result, beginning in the second quarter of fiscal 2019, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. Dollar. As of and for the period ended August 31, 2019, this change did not have a material impact on our results of operations or financial condition and we do not anticipate it will have a material impact in future periods based on current rates.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $15 million on our Income before income taxes for the three months ended August 31, 2019.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided by operations was $394 million for the first three months of fiscal 2020, compared to $1,301 million for the first three months of fiscal 2019. Net income, adjusted for non-cash items, generated $1,629 million of operating cash flow for the first three months of fiscal 2020, compared to $1,498 million for the first three months of fiscal 2019. The net change in working capital and other assets and liabilities resulted in a decrease to Cash provided by operations of $1,235 million for the first three months of fiscal 2020 compared to $197 million for the first three months of fiscal 2019. The primary driver of the change in working capital related to increases in Inventory and Accounts receivable, net, which decreased Cash provided by operations by $245 million and $162 million, respectively. The change in working capital was also impacted by higher payments related to compensation and benefits for employees.
Cash provided (used) by investing activities was an outflow of $348 million for the first three months of fiscal 2020, compared to $333 million for the first three months of fiscal 2019. Cash provided (used) by investing activities was relatively unchanged as the net change in short-term investments (including sales, maturities and purchases) was relatively flat, and lower additions to property plant and equipment, were offset by other investing activities.
Cash used by financing activities was $1,010 million for the first three months of fiscal 2020 compared to $1,832 million for the first three months of fiscal 2019, with the decrease from the prior period reflecting an increase in Notes Payable, primarily from borrowings under our commercial paper program, as well as lower share repurchases.
During the first three months of fiscal 2020, we repurchased 11.9 million shares of NIKE's Class B Common Stock for $995 million (an average price of $83.87 per share) under the four-year, $15 billion share repurchase program approved by the Board of Directors in June 2018. As of August 31, 2019, we had repurchased 23.5 million shares at a cost of approximately $2.0 billion (an average price of $84.29 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt.
CAPITAL RESOURCES
On July 23, 2019, we filed a shelf registration statement (the “Shelf”) with the SEC which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 23, 2022.
On August 16, 2019, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, with the option to increase borrowings up to $3 billion in total upon lender approval. The facility matures on August 16, 2024, with a one-year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 16, 2026. This facility replaces the prior $2 billion credit facility agreement entered into on August 28, 2015, which would have matured August 28, 2020. As of and for the period ended August 31, 2019 and May 31, 2019, no amounts were outstanding under either committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt ratings were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt ratings were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of August 31, 2019, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $2 billion commercial paper program. During the three months ended August 31, 2019, the maximum amount of commercial paper borrowings outstanding at any point was $1.0 billion. As of August 31, 2019, we had $225 million in borrowings outstanding at a weighted average rate of 2.10%. No borrowings were outstanding as of May 31, 2019. We may continue to issue commercial paper or other debt securities depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
To date, in fiscal 2020, we have not experienced difficulty accessing the credit markets or incurred higher interest costs; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of August 31, 2019, we had cash, cash equivalents and short-term investments totaling $3.6 billion, primarily consisting of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of August 31, 2019, the weighted-average days to maturity of our cash equivalents and short-term investments portfolio was 27 days.
We believe that existing cash, cash equivalents, short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.
OFF-BALANCE SHEET ARRANGEMENTS
As of August 31, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS
There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for recently adopted and recently issued accounting standards.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.
We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Actual results could differ from the estimates we use in applying our critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2019.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2018, the Board of Directors approved a four-year, $15 billion share repurchase program. As of August 31, 2019, the Company had repurchased 23.5 million shares at an average price of $84.29 per share for a total approximate cost of $2.0 billion under this program.
All share repurchases were made under NIKE's publicly announced program and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended August 31, 2019:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
June 1 — June 30, 2019	3,728,038	$83.01	$13,705
July 1 — July 31, 2019	3,527,031	$87.25	$13,397
August 1 — August 31, 2019	4,606,132	$81.97	$13,019
	11,861,201	$83.87

ITEM 6. EXHIBITS
(a) EXHIBITS:

3.	Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed November 17, 2017).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
4.3
Third Supplemental Indenture, dated as of October 21, 2016, by and between NIKE, Inc. and Deutsche Bank Trust Company Americas, as trustee, including the form of 2.375% Notes due 2026 and form of 3.375% Notes due 2046 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed October 21, 2016).

31.1†	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2†	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
† Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC. an Oregon Corporation
By:	/s/ ANDREW CAMPION Andrew Campion Chief Financial Officer and Authorized Officer
Date:	October 4, 2019