Form 10-Q
period 2019-11-30
NIKE, Inc.
filed 2020-01-07
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2019

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of January 2, 2020, the number of shares of the Registrant's Common Stock outstanding were:
Class A	315,017,252
Class B	1,242,355,516
1,557,372,768

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenues	$10,326	$9,374	$20,986	$19,322
Cost of sales	5,782	5,269	11,571	10,820
Gross profit	4,544	4,105	9,415	8,502
Demand creation expense	881	910	1,899	1,874
Operating overhead expense	2,443	2,232	4,753	4,331
Total selling and administrative expense	3,324	3,142	6,652	6,205
Interest expense (income), net	12	14	27	25
Other (income) expense, net	(41)	(48)	(74)	5
Income before income taxes	1,249	997	2,810	2,267
Income tax expense	134	150	328	328
NET INCOME	$1,115	$847	$2,482	$1,939
Earnings per common share:
Basic	$0.71	$0.54	$1.59	$1.22
Diluted	$0.70	$0.52	$1.56	$1.19
Weighted average common shares outstanding:
Basic	1,560.6	1,581.4	1,561.5	1,587.7
Diluted	1,594.4	1,620.7	1,596.0	1,627.2
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	2019	2018
Net income	$1,115	$847	$2,482	$1,939
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	28	(2)	(61)	(130)
Change in net gains (losses) on cash flow hedges	(155)	241	(119)	434
Change in net gains (losses) on other	(1)	—	1	(3)
Total other comprehensive income (loss), net of tax	(128)	239	(179)	301
TOTAL COMPREHENSIVE INCOME	$987	$1,086	$2,303	$2,240

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	NOVEMBER 30,	MAY 31,
(In millions)	2019	2019
ASSETS
Current assets:
Cash and equivalents	$3,070	$4,466
Short-term investments	432	197
Accounts receivable, net	4,792	4,272
Inventories	6,199	5,622
Prepaid expenses and other current assets	1,876	1,968
Total current assets	16,369	16,525
Property, plant and equipment, net	4,668	4,744
Operating lease right-of-use assets, net	2,882	—
Identifiable intangible assets, net	277	283
Goodwill	224	154
Deferred income taxes and other assets	2,182	2,011
TOTAL ASSETS	$26,602	$23,717
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6	$6
Notes payable	300	9
Accounts payable	2,627	2,612
Current portion of operating lease liabilities	431	—
Accrued liabilities	4,672	5,010
Income taxes payable	228	229
Total current liabilities	8,264	7,866
Long-term debt	3,462	3,464
Operating lease liabilities	2,723	—
Deferred income taxes and other liabilities	2,802	3,347
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 315 and 315 shares outstanding	—	—
Class B — 1,244 and 1,253 shares outstanding	3	3
Capital in excess of stated value	7,719	7,163
Accumulated other comprehensive income (loss)	52	231
Retained earnings	1,577	1,643
Total shareholders' equity	9,351	9,040
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,602	$23,717
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018
Cash provided (used) by operations:
Net income	$2,482	$1,939
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	343	349
Deferred income taxes	(134)	11
Stock-based compensation	190	133
Amortization and other	19	10
Net foreign currency adjustments	6	210
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(568)	(324)
(Increase) decrease in inventories	(608)	(263)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(67)	(124)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(357)	884
Cash provided (used) by operations	1,306	2,825
Cash provided (used) by investing activities:
Purchases of short-term investments	(1,157)	(1,771)
Maturities of short-term investments	19	1,181
Sales of short-term investments	981	971
Additions to property, plant and equipment	(522)	(630)
Other investing activities	(109)	4
Cash provided (used) by investing activities	(788)	(245)
Cash provided (used) by financing activities:
Increase (decrease) in notes payable	291	(327)
Proceeds from exercise of stock options and other stock issuances	483	340
Repurchase of common stock	(1,921)	(2,637)
Dividends — common and preferred	(689)	(638)
Other financing activities	(32)	(28)
Cash provided (used) by financing activities	(1,868)	(3,290)
Effect of exchange rate changes on cash and equivalents	(46)	(116)
Net increase (decrease) in cash and equivalents	(1,396)	(826)
Cash and equivalents, beginning of period	4,466	4,249
CASH AND EQUIVALENTS, END OF PERIOD	$3,070	$3,423
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$86	$128
Dividends declared and not paid	384	348
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at August 31, 2019	315	$—	1,245	$3	$7,296	$180	$1,721	$9,200
Stock options exercised			7		265			265
Repurchase of Class B Common Stock			(10)		(47)		(875)	(922)
Dividends on common stock ($0.245 per share)							(383)	(383)
Issuance of shares to employees, net of shares withheld for employee taxes			2		95		(1)	94
Stock-based compensation					110			110
Net income							1,115	1,115
Other comprehensive income (loss)						(128)		(128)
Balance at November 30, 2019	315	$—	1,244	$3	$7,719	$52	$1,577	$9,351

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at August 31, 2018	320	$—	1,269	$3	$6,525	$(30)	$2,494	$8,992
Stock options exercised			2		78			78
Conversion to Class B Common Stock	(5)		5					—
Repurchase of Class B Common Stock			(16)		(68)		(1,183)	(1,251)
Dividends on common stock ($0.22 per share)							(348)	(348)
Issuance of shares to employees, net of shares withheld for employee taxes			2		80			80
Stock-based compensation					92			92
Net income							847	847
Other comprehensive income (loss)						239		239
Balance at November 30, 2018	315	$—	1,262	$3	$6,707	$209	$1,810	$8,729

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2019	315	$—	1,253	$3	$7,163	$231	$1,643	$9,040
Stock options exercised			11		381			381
Repurchase of Class B Common Stock			(22)		(102)		(1,815)	(1,917)
Dividends on common stock ($0.465 per share) and preferred stock ($0.10 per share)							(727)	(727)
Issuance of shares to employees, net of shares withheld for employee taxes			2		87		(5)	82
Stock-based compensation					190			190
Net income							2,482	2,482
Other comprehensive income (loss)						(179)		(179)
Adoption of ASC Topic 842 (Note 1)							(1)	(1)
Balance at November 30, 2019	315	$—	1,244	$3	$7,719	$52	$1,577	$9,351

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2018	329	$—	1,272	$3	$6,384	$(92)	$3,517	$9,812
Stock options exercised			8		260			260
Conversion to Class B Common Stock	(14)		14					—
Repurchase of Class B Common Stock			(34)		(137)		(2,495)	(2,632)
Dividends on common stock ($0.42 per share) and preferred stock ($0.10 per share)							(666)	(666)
Issuance of shares to employees, net of shares withheld for employee taxes			2		67		(1)	66
Stock-based compensation					133			133
Net income							1,939	1,939
Other comprehensive income (loss)						301		301
Adoption of ASU 2016-16							(507)	(507)
Adoption of ASC Topic 606							23	23
Balance at November 30, 2018	315	$—	1,262	$3	$6,707	$209	$1,810	$8,729

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company” or “NIKE”) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2019 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the three and six months ended November 30, 2019 are not necessarily indicative of results to be expected for the entire year.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which replaced existing lease accounting guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use (ROU) assets and corresponding lease liabilities on the balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The new guidance requires the Company to continue to classify leases as either an operating or finance lease, with classification affecting the pattern of expense recognition in the income statement. In addition, the new standard requires enhanced disclosure surrounding the amount, timing and uncertainty of cash flows arising from leasing agreements.
In July 2018, the FASB issued ASU No. 2018-11, which provided entities with an additional transition method. Under the new transition method, an entity initially applies the new standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected this transition method and adopted Topic 842 using a modified retrospective approach in the first quarter of fiscal 2020 with the cumulative effect of initially applying the new standard recognized in Retained earnings at June 1, 2019. Comparative prior period information has not been adjusted and continues to be reported in accordance with previous lease accounting guidance in Accounting Standards Codification (ASC) Topic 840 — Leases.
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

NOTE 2 — INVENTORIES
Inventory balances of $6,199 million and $5,622 million at November 30, 2019 and May 31, 2019, respectively, were substantially all finished goods.

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2019	2019
Sales-related reserves	$1,256	$1,218
Compensation and benefits, excluding taxes	1,040	1,232
Dividends payable	384	346
Endorsement compensation	359	424
Import and logistics costs	352	296
Taxes other than income taxes payable	293	234
Advertising and marketing	134	114
Collateral received from counterparties to hedging instruments	122	289
Fair value of derivatives	72	52
Other(1)	660	805
TOTAL ACCRUED LIABILITIES	$4,672	$5,010

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at November 30, 2019 and May 31, 2019.

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
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of November 30, 2019 and May 31, 2019, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	NOVEMBER 30, 2019
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$584	$584	$—
Level 1:
U.S. Treasury securities	395	—	395
Level 2:
Commercial paper and bonds	33	1	32
Money market funds	1,362	1,362	—
Time deposits	1,127	1,123	4
U.S. Agency securities	1	—	1
Total Level 2	2,523	2,486	37
TOTAL	$3,502	$3,070	$432

	MAY 31, 2019
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$853	$853	$—
Level 1:
U.S. Treasury securities	347	200	147
Level 2:
Commercial paper and bonds	34	1	33
Money market funds	1,637	1,637	—
Time deposits	1,791	1,775	16
U.S. Agency securities	1	—	1
Total Level 2	3,463	3,413	50
TOTAL	$4,663	$4,466	$197

As of November 30, 2019, the Company held $387 million of available-for-sale debt securities with maturity dates within one year and $45 million with maturity dates over one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $14 million and $20 million for the three months ended November 30, 2019 and 2018, respectively, and $35 million and $40 million for the six months ended November 30, 2019 and 2018, respectively.
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis as of November 30, 2019 and May 31, 2019, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	NOVEMBER 30, 2019
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$427	$393	$34	$73	$72	$1
Embedded derivatives	—	—	—	—	—	—
TOTAL	$427	$393	$34	$73	$72	$1

(1)
If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $53 million as of November 30, 2019. As of that date, the Company had received $122 million of cash collateral from various counterparties related to foreign exchange derivative instruments. No amount of collateral was posted on the Company's derivative liability balance as of November 30, 2019.

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

FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $3,756 million at November 30, 2019 and $3,524 million at May 31, 2019.
For fair value information regarding Notes payable, refer to Note 5 — Short-Term Borrowings and Credit Lines.

NOTE 5 — SHORT-TERM BORROWINGS AND CREDIT LINES

The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.
As of November 30, 2019, the Company had $300 million in borrowings outstanding under its $2 billion commercial paper program at a weighted average rate of 1.63%. No borrowings were outstanding at May 31, 2019. These borrowings are included within Notes payable on the Unaudited Condensed Consolidated Balance Sheets.
On August 16, 2019, the Company entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, with the option to increase borrowings up to $3 billion in total upon lender approval. The facility matures on August 16, 2024, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 16, 2026. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing London Interbank Offered Rate (LIBOR) plus 0.46%. The facility fee is 0.04% of the total commitment. The Company was in compliance with the covenants of the facility at November 30, 2019. This facility replaces the prior $2 billion credit facility agreement entered into on August 28, 2015, which would have matured August 28, 2020. As of and for the periods ended November 30, 2019 and May 31, 2019, no amounts were outstanding under either committed credit facility.
There have been no other significant changes to the credit lines reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

NOTE 6 — INCOME TAXES

The effective tax rate was 11.7% and 14.5% for the six months ended November 30, 2019 and November 30, 2018, respectively. The change in the Company's effective tax rate was due to the proportion of earnings taxed in the U.S.
As of November 30, 2019, total gross unrecognized tax benefits, excluding related interest and penalties, were $804 million, $545 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2019, total gross unrecognized tax benefits, excluding related interest and penalties, were $808 million. The liability for payment of interest and penalties decreased by $30 million during the six months ended November 30, 2019. As of November 30, 2019 and May 31, 2019, accrued interest and penalties related to uncertain tax positions were $144 million and $174 million, respectively (excluding federal benefit).
The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments.
The Company's major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2008 and fiscal 2013, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $50 million within the next 12 months. In January 2019, the European Commission opened a formal investigation to examine whether the Netherlands has breached State Aid rules when granting certain tax rulings to the Company. The Company believes the investigation is without merit. If this matter is adversely resolved, the Netherlands may be required to assess additional amounts with respect to current and prior periods, and the Company's Netherlands income taxes in the future could increase.
As a result of the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act") in fiscal 2018, the Company reevaluated its historical indefinite reinvestment assertion and determined that any historical or future undistributed earnings of foreign subsidiaries were no longer considered to be indefinitely reinvested. Subsequent to November 30, 2019, tax laws in one of the Company’s foreign jurisdictions changed. As a result of the change in law, undistributed earnings in that foreign jurisdiction could be subject to withholding tax upon distribution. The Company is currently reviewing the application of the change, and may reevaluate its assertion with respect to all or a portion of its undistributed foreign earnings. This may increase tax expense and deferred tax liabilities in future quarters. Due to the reevaluation, the Company cannot estimate the impact of the change in law to the Consolidated Financial Statements at this time.

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
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	2019	2018
Stock options(1)	$64	$63	$106	$83
ESPPs	11	8	24	18
Restricted stock	35	21	60	32
TOTAL STOCK-BASED COMPENSATION EXPENSE	$110	$92	$190	$133

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees meeting certain retirement eligibility requirements.

The income tax benefit related to stock-based compensation expense was $77 million and $21 million for the three months ended November 30, 2019 and 2018, respectively, and $114 million and $74 million for the six months ended November 30, 2019 and 2018, respectively.
STOCK OPTIONS
The weighted average fair value per share of the options granted during the six months ended November 30, 2019 and 2018, computed as of the grant date using the Black-Scholes pricing model, was $18.46 and $22.81, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	SIX MONTHS ENDED NOVEMBER 30,
	2019	2018
Dividend yield	1.0%	1.0%
Expected volatility	23.0%	26.6%
Weighted average expected life (in years)	6.0	6.0
Risk-free interest rate	1.5%	2.8%

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
As of November 30, 2019, the Company had $523 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.9 years.

RESTRICTED STOCK AND RESTRICTED STOCK UNITS
The weighted average fair value per share of restricted stock and restricted stock units granted for the six months ended November 30, 2019 and 2018, computed as of the grant date, was $84.85 and $80.55, respectively. As of November 30, 2019, the Company had $348 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 3.0 years.

NOTE 8 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under ESPPs, to purchase an additional 34.2 million and 17.8 million shares of common stock outstanding for the three months ended November 30, 2019 and 2018, respectively, and 34.2 million and 17.8 million shares of common stock outstanding for the six months ended November 30, 2019 and 2018, respectively, because the options were anti-dilutive.

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(In millions, except per share data)	2019	2018	2019	2018
Net income available to common stockholders	$1,115	$847	$2,482	$1,939
Determination of shares:
Weighted average common shares outstanding	1,560.6	1,581.4	1,561.5	1,587.7
Assumed conversion of dilutive stock options and awards	33.8	39.3	34.5	39.5
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,594.4	1,620.7	1,596.0	1,627.2
Earnings per common share:
Basic	$0.71	$0.54	$1.59	$1.22
Diluted	$0.70	$0.52	$1.56	$1.19

NOTE 9 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the six months ended November 30, 2019, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K. For additional information about the Company's derivatives and hedging policies refer to Note 1 — Summary of Significant Accounting Policies and Note 14 - Risk Management and Derivatives of the Annual Report on Form 10-K for the fiscal year ended May 31, 2019.
The majority of derivatives outstanding as of November 30, 2019 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Japanese Yen/U.S. Dollar and Chinese Yuan/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.

The following table presents the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of November 30, 2019 and May 31, 2019:

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	NOVEMBER 30,	MAY 31,	BALANCE SHEET LOCATION	NOVEMBER 30,	MAY 31,
(Dollars in millions)		2019	2019		2019	2019
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$354	$509	Accrued liabilities	$54	$5
Foreign exchange forwards and options	Deferred income taxes and other assets	34	—	Deferred income taxes and other liabilities	1	—
Total derivatives formally designated as hedging instruments		388	509		55	5
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	39	102	Accrued liabilities	18	46
Embedded derivatives	Prepaid expenses and other current assets	—	5	Accrued liabilities	—	1
Embedded derivatives	Deferred income taxes and other assets	—	6	Deferred income taxes and other liabilities	—	2
Total derivatives not designated as hedging instruments		39	113		18	49
TOTAL DERIVATIVES		$427	$622		$73	$54

The following tables present the amounts in the Unaudited Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the three and six months ended November 30, 2019 and 2018:

	THREE MONTHS ENDED NOVEMBER 30,
	2019		2018
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$10,326	$1	$9,374	$3
Cost of sales	5,782	102	5,269	10
Demand creation expense	881	(3)	910	—
Other (income) expense, net	(41)	31	(48)	—
Interest expense (income), net	12	(1)	14	(1)

	SIX MONTHS ENDED NOVEMBER 30,
	2019		2018
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$20,986	$9	$19,322	$8
Cost of sales	11,571	177	10,820	(34)
Demand creation expense	1,899	(3)	1,874	—
Other (income) expense, net	(74)	77	5	(9)
Interest expense (income), net	27	(3)	25	(3)

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three and six months ended November 30, 2019 and 2018:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED NOVEMBER 30,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED NOVEMBER 30,
	2019	2018		2019	2018
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(83)	$3	Revenues	$1	$3
Foreign exchange forwards and options	37	173	Cost of sales	102	10
Foreign exchange forwards and options	—	—	Demand creation expense	(3)	—
Foreign exchange forwards and options	27	79	Other (income) expense, net	31	—
Interest rate swaps(2)	—	—	Interest expense (income), net	(1)	(1)
Total designated cash flow hedges	$(19)	$255		$130	$12

(1)
For the three months ended November 30, 2019 and 2018, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	SIX MONTHS ENDED NOVEMBER 30,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	SIX MONTHS ENDED NOVEMBER 30,
	2019	2018		2019	2018
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(62)	$19	Revenues	$9	$8
Foreign exchange forwards and options	146	274	Cost of sales	177	(34)
Foreign exchange forwards and options	—	—	Demand creation expense	(3)	—
Foreign exchange forwards and options	60	105	Other (income) expense, net	77	(9)
Interest rate swaps(2)	—	—	Interest expense (income), net	(3)	(3)
Total designated cash flow hedges	$144	$398		$257	$(38)

(1)
For the six months ended November 30, 2019 and 2018, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES				LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	2019	2018
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(21)	$74	$(21)	$188	Other (income) expense, net
Embedded derivatives	(4)	6	(5)	4	Other (income) expense, net

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
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $9.0 billion as of November 30, 2019. Approximately $389 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of November 30, 2019, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of November 30, 2019, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 18 months.

UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or the embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $3.9 billion as of November 30, 2019.
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
At November 30, 2019, the total notional amount of embedded derivatives outstanding was approximately $363 million.
CREDIT RISK
The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of November 30, 2019, the Company was in compliance with all credit risk-related contingent features, and derivative instruments with such features were in a net liability position of $20 million. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of November 30, 2019, the Company had $122 million of cash collateral received from various counterparties to its derivative contracts. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 4 — Fair Value Measurements.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at August 31, 2019	$(435)	$556	$115	$(56)	$180
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	28	(26)	—	(2)	—
Reclassifications to net income of previously deferred (gains) losses(3)	—	(129)	—	1	(128)
Total other comprehensive income (loss)	28	(155)	—	(1)	(128)
Balance at November 30, 2019	$(407)	$401	$115	$(57)	$52

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $(7) million, $0 million, $0 million and $(7) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $1 million, $0 million, $0 million and $1 million, respectively.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2019	$(346)	$520	$115	$(58)	$231
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(61)	137	—	1	77
Reclassifications to net income of previously deferred (gains) losses(3)	—	(256)	—	—	(256)
Total other comprehensive income (loss)	(61)	(119)	—	1	(179)
Balance at November 30, 2019	$(407)	$401	$115	$(57)	$52

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $(7) million, $0 million, $0 million and $(7) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $1 million, $0 million, $0 million and $1 million, respectively.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at August 31, 2018	$(301)	$210	$115	$(54)	$(30)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(2)	252	—	4	254
Reclassifications to net income of previously deferred (gains) losses(3)	—	(11)	—	(4)	(15)
Total other comprehensive income (loss)	(2)	241	—	—	239
Balance at November 30, 2018	$(303)	$451	$115	$(54)	$209

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

The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Unaudited Condensed Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME				LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	2019	2018
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$1	$3	$9	$8	Revenues
Foreign exchange forwards and options	102	10	177	(34)	Cost of sales
Foreign exchange forwards and options	(3)	—	(3)	—	Demand creation expense
Foreign exchange forwards and options	31	—	77	(9)	Other (income) expense, net
Interest rate swaps	(1)	(1)	(3)	(3)	Interest expense (income), net
Total before tax	130	12	257	(38)
Tax (expense) benefit	(1)	(1)	(1)	(2)
Gain (loss) net of tax	129	11	256	(40)
Gains (losses) on other	(1)	4	—	11	Other (income) expense, net
Total before tax	(1)	4	—	11
Tax (expense) benefit	—	—	—	—
Gain (loss) net of tax	(1)	4	—	11
Total net gain (loss) reclassified for the period	$128	$15	$256	$(29)

NOTE 11 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's revenues disaggregated by reportable operating segment, major product line and by distribution channel:

	THREE MONTHS ENDED NOVEMBER 30, 2019
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,426	$1,536	$1,247	$997	$—	$6,206	$416	$—	$6,622
Apparel	1,417	897	563	410	—	3,287	30	—	3,317
Equipment	139	104	37	61	—	341	6	—	347
Other	—	—	—	—	10	10	28	2	40
TOTAL REVENUES	$3,982	$2,537	$1,847	$1,468	$10	$9,844	$480	$2	$10,326
Revenues by:
Sales to Wholesale Customers	$2,734	$1,794	$1,028	$1,022	$—	$6,578	$286	$—	$6,864
Sales through Direct to Consumer	1,248	743	819	446	—	3,256	166	—	3,422
Other	—	—	—	—	10	10	28	2	40
TOTAL REVENUES	$3,982	$2,537	$1,847	$1,468	$10	$9,844	$480	$2	$10,326

	THREE MONTHS ENDED NOVEMBER 30, 2018
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,245	$1,419	$1,022	$879	$—	$5,565	$356	$—	$5,921
Apparel	1,405	794	490	360	—	3,049	36	—	3,085
Equipment	132	100	32	59	—	323	5	—	328
Other	—	—	—	—	9	9	28	3	40
TOTAL REVENUES	$3,782	$2,313	$1,544	$1,298	$9	$8,946	$425	$3	$9,374
Revenues by:
Sales to Wholesale Customers	$2,655	$1,617	$897	$937	$—	$6,106	$256	$—	$6,362
Sales through Direct to Consumer	1,127	696	647	361	—	2,831	141	—	2,972
Other	—	—	—	—	9	9	28	3	40
TOTAL REVENUES	$3,782	$2,313	$1,544	$1,298	$9	$8,946	$425	$3	$9,374

	SIX MONTHS ENDED NOVEMBER 30, 2019
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$5,095	$3,294	$2,411	$1,927	$—	$12,727	$912	$—	$13,639
Apparel	2,848	1,766	1,028	766	—	6,408	56	—	6,464
Equipment	332	250	87	120	—	789	15	—	804
Other	—	—	—	—	16	16	52	11	79
TOTAL REVENUES	$8,275	$5,310	$3,526	$2,813	$16	$19,940	$1,035	$11	$20,986
Revenues by:
Sales to Wholesale Customers	$5,598	$3,836	$2,014	$1,972	$—	$13,420	$653	$—	$14,073
Sales through Direct to Consumer	2,677	1,474	1,512	841	—	6,504	330	—	6,834
Other	—	—	—	—	16	16	52	11	79
TOTAL REVENUES	$8,275	$5,310	$3,526	$2,813	$16	$19,940	$1,035	$11	$20,986

	SIX MONTHS ENDED NOVEMBER 30, 2018
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$4,800	$3,061	$1,980	$1,760	$—	$11,601	$817	$—	$12,418
Apparel	2,812	1,624	870	692	—	5,998	66	—	6,064
Equipment	315	235	73	116	—	739	13	—	752
Other	—	—	—	—	25	25	56	7	88
TOTAL REVENUES	$7,927	$4,920	$2,923	$2,568	$25	$18,363	$952	$7	$19,322
Revenues by:
Sales to Wholesale Customers	$5,484	$3,533	$1,768	$1,871	$—	$12,656	$622	$—	$13,278
Sales through Direct to Consumer	2,443	1,387	1,155	697	—	5,682	274	—	5,956
Other	—	—	—	—	25	25	56	7	88
TOTAL REVENUES	$7,927	$4,920	$2,923	$2,568	$25	$18,363	$952	$7	$19,322

For the three and six months ended November 30, 2019 and 2018, other revenues for Global Brand Divisions and Converse were primarily attributable to licensing businesses. For the three and six months ended November 30, 2019 and 2018, other revenues for Corporate primarily consisted of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through the Company's central foreign exchange risk management program.
As of November 30, 2019 and May 31, 2019, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued Liabilities on the Unaudited Condensed Consolidated Balance Sheets.

NOTE 12 — OPERATING SEGMENTS
The Company's operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company's reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa; Greater China; and Asia Pacific & Latin America, and include results for the NIKE and Jordan brands, with results for the Hurley brand included in North America.
On October 29, 2019, the Company signed a definitive agreement to sell the assets and liabilities of its wholly-owned subsidiary brand, Hurley. As of November 30, 2019, the related assets and liabilities were classified as held-for-sale on the Unaudited Condensed Consolidated Balance Sheets. The transaction closed on December 6, 2019, subsequent to the end of the second quarter of fiscal 2020. The impacts of the divestiture are not material to the Company.
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
The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (EBIT), which represents Net income before Interest expense (income), net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income.
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

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	2019	2018
REVENUES
North America	$3,982	$3,782	$8,275	$7,927
Europe, Middle East & Africa	2,537	2,313	5,310	4,920
Greater China	1,847	1,544	3,526	2,923
Asia Pacific & Latin America	1,468	1,298	2,813	2,568
Global Brand Divisions	10	9	16	25
Total NIKE Brand	9,844	8,946	19,940	18,363
Converse	480	425	1,035	952
Corporate	2	3	11	7
TOTAL NIKE, INC. REVENUES	$10,326	$9,374	$20,986	$19,322
EARNINGS BEFORE INTEREST AND TAXES
North America	$875	$884	$1,975	$1,961
Europe, Middle East & Africa	510	450	1,119	951
Greater China	694	561	1,363	1,063
Asia Pacific & Latin America	377	321	718	644
Global Brand Divisions	(872)	(826)	(1,729)	(1,644)
Converse	90	44	228	142
Corporate	(413)	(423)	(837)	(825)
Interest expense (income), net	12	14	27	25
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,249	$997	$2,810	$2,267

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2019	2019
ACCOUNTS RECEIVABLE, NET
North America	$1,905	$1,718
Europe, Middle East & Africa	1,210	1,164
Greater China	366	245
Asia Pacific & Latin America	916	771
Global Brand Divisions	103	105
Total NIKE Brand	4,500	4,003
Converse	254	243
Corporate	38	26
TOTAL ACCOUNTS RECEIVABLE, NET	$4,792	$4,272
INVENTORIES
North America	$2,357	$2,328
Europe, Middle East & Africa	1,577	1,390
Greater China	840	693
Asia Pacific & Latin America	849	694
Global Brand Divisions	185	126
Total NIKE Brand	5,808	5,231
Converse	285	269
Corporate	106	122
TOTAL INVENTORIES	$6,199	$5,622

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2019	2019
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$658	$814
Europe, Middle East & Africa	843	929
Greater China	219	237
Asia Pacific & Latin America	320	326
Global Brand Divisions	776	665
Total NIKE Brand	2,816	2,971
Converse	88	100
Corporate	1,764	1,673
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,668	$4,744

NOTE 13 — LEASES
The Company primarily leases retail store space, certain distribution and warehouse facilities, office space, equipment and other non-real estate assets. The Company determines if an arrangement is a lease at inception and begins recording lease activity at the commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the asset. ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. The Company's incremental borrowing rate is used to determine the present value of future lease payments unless the implicit rate is readily determinable. As of and for the six months ended November 30, 2019, finance leases were not a material component of the Company's lease portfolio.
Lease agreements may contain rent escalation clauses, renewal or termination options, rent holidays or certain landlord incentives, including tenant improvement allowances. ROU assets include amounts for scheduled rent increases and are reduced by the amount of lease incentives. The lease term includes the non-cancelable period of the lease and options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Certain lease agreements include variable lease payments, which are based on a percent of retail sales over specified levels or adjust periodically for inflation as a result of changes in a published index, primarily the Consumer Price Index.
Lease expense is recognized in Cost of sales or Operating overhead expense within the Unaudited Condensed Consolidated Statements of Income, based on the underlying nature of the leased asset. For the three months ended November 30, 2019, lease expense primarily consisted of operating lease costs of $142 million, including $90 million primarily related to variable lease costs and an immaterial amount of short-term lease costs. For the six months ended November 30, 2019, lease expense primarily consisted of operating lease costs of $288 million, including $183 million primarily related to variable lease costs and an immaterial amount of short-term lease costs.
Amounts of future undiscounted cash flows related to operating lease payments over the lease term are as follows and are reconciled to the present value of the operating lease liabilities as recorded on the Unaudited Condensed Consolidated Balance Sheets:

(Dollars in millions)	AS OF NOVEMBER 30, 2019(1)
Remainder of Fiscal 2020	$276
Fiscal 2021	524
Fiscal 2022	461
Fiscal 2023	404
Fiscal 2024	364
Thereafter	1,573
Total undiscounted future cash flows related to lease payments	$3,602
Less: Interest	448
Present value of lease liabilities	$3,154

(1)	Excludes $299 million of future operating lease payments for lease agreements signed but not yet commenced.

Amounts of minimum future annual commitments under non-cancelable operating and capital leases in accordance with Topic 840 were as follows:

	AS OF MAY 31, 2019
(Dollars in millions)	OPERATING LEASES	CAPITAL LEASES AND OTHER FINANCING OBLIGATIONS(1)	TOTAL
Fiscal 2020	$553	$32	$585
Fiscal 2021	513	34	547
Fiscal 2022	441	40	481
Fiscal 2023	386	37	423
Fiscal 2024	345	34	379
Thereafter	1,494	197	1,691
TOTAL	$3,732	$374	$4,106

(1)	Capital leases and other financing obligations include payments related to build-to-suit lease arrangements.
The following table includes the weighted average remaining lease terms, in years, and the weighted average discount rate used to calculate the present value of operating lease liabilities:

AS OF NOVEMBER 30,
2019
Weighted-average remaining lease term (years)	8.7
Weighted-average discount rate	2.7%

The following table includes supplemental cash and non-cash information related to operating leases:

SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$271
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities(1)	$192

(1)	Excludes the amount initially capitalized in conjunction with the adoption of Topic 842.

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
For the second quarter of fiscal 2020, NIKE, Inc. Revenues increased 10% to $10.3 billion compared to the second quarter of fiscal 2019. On a currency-neutral basis, Revenues increased 13%. Net income was $1.1 billion and diluted earnings per common share was $0.70 for the second quarter of fiscal 2020, compared to Net income of $847 million and diluted earnings per common share of $0.52 for the second quarter of fiscal 2019.
Income before income taxes increased 25% compared to the second quarter of fiscal 2019, driven by revenue growth, gross margin expansion and selling and administrative expense leverage. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, delivered 10% revenue growth. On a currency-neutral basis, NIKE Brand revenues grew 12%, driven by higher revenues across all geographies, footwear and apparel, as well as growth in nearly all key categories, primarily Sportswear and the Jordan Brand. Revenues for Converse increased 13% and 15% on a reported and currency-neutral basis, respectively, mainly driven by double-digit growth in Asia and Europe, as well as through digital globally.
Our effective tax rate was 10.7% for the second quarter of fiscal 2020 compared to 15.0% for the second quarter of fiscal 2019, primarily due to a more favorable impact from stock-based compensation.
Diluted earnings per common share reflects a 2% decline in the weighted average diluted common shares outstanding, driven by our share repurchase program.
On October 29, 2019, we signed a definitive agreement to sell the assets and liabilities of our wholly-owned subsidiary brand, Hurley. As of November 30, 2019, the related assets and liabilities were classified as held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The transaction closed on December 6, 2019, subsequent to the end of the second quarter of fiscal 2020. The impacts of the divestiture are not material to the Company.
While foreign currency markets remain volatile, in part due to geopolitical dynamics leading to a stronger U.S. Dollar, we continue to see opportunities to drive future growth and profitability. We remain committed to effectively managing our business to achieve our financial goals over the long-term by executing against the operational strategies outlined above.
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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions, except per share data)	2019	2018	% CHANGE	2019	2018	% CHANGE
Revenues	$10,326	$9,374	10%	$20,986	$19,322	9%
Cost of sales	5,782	5,269	10%	11,571	10,820	7%
Gross profit	4,544	4,105	11%	9,415	8,502	11%
Gross margin	44.0%	43.8%		44.9%	44.0%
Demand creation expense	881	910	-3%	1,899	1,874	1%
Operating overhead expense	2,443	2,232	9%	4,753	4,331	10%
Total selling and administrative expense	3,324	3,142	6%	6,652	6,205	7%
% of revenues	32.2%	33.5%		31.7%	32.1%
Interest expense (income), net	12	14	—	27	25	—
Other (income) expense, net	(41)	(48)	—	(74)	5	—
Income before income taxes	1,249	997	25%	2,810	2,267	24%
Income tax expense	134	150	-11%	328	328	0%
Effective tax rate	10.7%	15.0%		11.7%	14.5%
NET INCOME	$1,115	$847	32%	$2,482	$1,939	28%
Diluted earnings per common share	$0.70	$0.52	35%	$1.56	$1.19	31%

CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$6,206	$5,565	12%	14%	$12,727	$11,601	10%	13%
Apparel	3,287	3,049	8%	10%	6,408	5,998	7%	9%
Equipment	341	323	6%	8%	789	739	7%	10%
Global Brand Divisions(2)	10	9	11%	6%	16	25	-36%	-36%
Total NIKE Brand Revenues	9,844	8,946	10%	12%	19,940	18,363	9%	11%
Converse	480	425	13%	15%	1,035	952	9%	11%
Corporate(3)	2	3	—	—	11	7	—	—
TOTAL NIKE, INC. REVENUES	$10,326	$9,374	10%	13%	$20,986	$19,322	9%	11%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,578	$6,106	8%	10%	$13,420	$12,656	6%	9%
Sales through NIKE Direct	3,256	2,831	15%	17%	6,504	5,682	14%	17%
Global Brand Divisions(2)	10	9	11%	6%	16	25	-36%	-36%
TOTAL NIKE BRAND REVENUES	$9,844	$8,946	10%	12%	$19,940	$18,363	9%	11%

(1)	The percent change excluding currency changes represents a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" for further information.

(2)	Global Brand Divisions revenues are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

(3)
Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.

SECOND QUARTER OF FISCAL 2020 COMPARED TO SECOND QUARTER OF FISCAL 2019
On a currency-neutral basis, NIKE, Inc. Revenues grew 13% for the second quarter of fiscal 2020, driven by broad-based growth across all NIKE Brand geographies and Converse. Higher revenues in Greater China contributed approximately 4 percentage points of growth to NIKE, Inc. Revenues; Europe, Middle East & Africa (EMEA) and Asia Pacific & Latin America (APLA) each contributed approximately 3 percentage points and North America contributed approximately 2 percentage points of growth. Converse contributed approximately 1 percentage point of growth.
On a currency-neutral basis, NIKE Brand footwear revenues increased 14%, driven by growth in most key categories, led by Sportswear and the Jordan Brand. Unit sales of footwear increased 8% and higher average selling price (ASP) per pair contributed approximately 6 percentage points of footwear revenue growth, primarily due to higher full-price ASP, on a wholesale equivalent basis, as well as higher NIKE Direct ASP.
Currency-neutral NIKE Brand apparel revenues grew 10%, fueled by growth in nearly all key categories, most notably Sportswear and, to a lesser extent, the Jordan Brand. Unit sales of apparel increased 7% and higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth, primarily due to higher full-price and NIKE Direct ASPs, as well as the favorable impact of growth in our NIKE Direct business.
On a reported basis, NIKE Direct revenues represented approximately 33% of our total NIKE Brand revenues for the second quarter of fiscal 2020 compared to 32% for the second quarter of fiscal 2019. Digital commerce sales were $1.3 billion for the second quarter of fiscal 2020 compared to $977 million for the second quarter of fiscal 2019. On a currency-neutral basis, NIKE Direct revenues increased 17%, driven by digital commerce sales growth of 38%, comparable store sales growth of 6% and the addition of new stores. Comparable store sales, which exclude digital commerce sales, comprises revenue from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year.

FIRST SIX MONTHS OF FISCAL 2020 COMPARED TO FIRST SIX MONTHS OF FISCAL 2019
On a currency-neutral basis, NIKE, Inc. Revenues grew 11% for the first six months of fiscal 2020, driven by broad-based growth across all NIKE Brand geographies and Converse. Higher revenues in Greater China and EMEA contributed approximately 4 and 3 percentage points of growth to NIKE, Inc. Revenues, respectively, while APLA and North America each contributed approximately 2 percentage points of growth.
On a currency-neutral basis, NIKE Brand footwear revenues increased 13%, driven by growth in several key categories, led by Sportswear and the Jordan Brand. Unit sales of footwear increased 5% and higher ASP per pair contributed approximately 8 percentage points of footwear revenue growth, primarily due to higher full-price and NIKE Direct ASPs.
Currency-neutral NIKE Brand apparel revenues grew 9%, fueled by growth in most key categories, primarily Sportswear and to a lesser extent the Jordan Brand. Unit sales of apparel increased 6% and higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth, primarily due to higher full-price ASP, in part reflecting lower discounts, as well as higher NIKE Direct ASP.
On a reported basis, NIKE Direct revenues represented approximately 33% of our total NIKE Brand revenues for the first six months of fiscal 2020 compared to 31% for the first six months of fiscal 2019. Digital commerce sales were $2.4 billion for the first six months of fiscal 2020 compared to $1.7 billion for the first six months of fiscal 2019. On a currency-neutral basis, NIKE Direct revenues increased 17% for the first six months of fiscal 2020, driven by digital commerce sales growth of 39%, comparable store sales growth of 7% and the addition of new stores.
GROSS MARGIN

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	% CHANGE		2019	2018	% CHANGE
Gross Profit	$4,544	$4,105	11%		$9,415	$8,502	11%
Gross Margin	44.0%	43.8%	20	bps	44.9%	44.0%	90	bps
For the second quarter and first six months of fiscal 2020, our consolidated gross margin was 20 and 90 basis points higher than the respective prior year periods, primarily reflecting the following factors:

•
Higher NIKE Brand full-price ASP, net of discounts, on a wholesale equivalent basis, (increasing gross margin approximately 110 basis points for the second quarter and 140 basis points for the first six months);

•	Growth in our higher margin NIKE Direct business (increasing gross margin approximately 20 basis points for the second quarter and 30 basis points for the first six months);

•	Higher gross margin from Converse (increasing gross margin approximately 20 basis points for both the second quarter and first six months);

•
Higher NIKE Brand product costs, primarily due to incremental tariffs in the United States on product imported from China, on a wholesale equivalent basis, (decreasing gross margin approximately 80 basis points for the second quarter and 70 basis points for the first six months);

•
Higher other costs, reflecting higher inventory obsolescence, in part due to our transition of certain league product to a licensing business model, and higher warehousing and freight costs, (decreasing gross margin approximately 30 basis points for the second quarter and 10 basis points for the first six months); and

•
Unfavorable changes in net foreign currency exchange rates, including hedges, (decreasing gross margin approximately 20 basis points for the second quarter and 40 basis points for the first six months).

TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	% CHANGE	2019	2018	% CHANGE
Demand creation expense(1)	$881	$910	-3%	$1,899	$1,874	1%
Operating overhead expense	2,443	2,232	9%	4,753	4,331	10%
Total selling and administrative expense	$3,324	$3,142	6%	$6,652	$6,205	7%
% of revenues	32.2%	33.5%	(130) bps	31.7%	32.1%	(40) bps

(1)
Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary product, television, digital and print advertising and media costs, brand events and retail brand presentation.

SECOND QUARTER OF FISCAL 2020 COMPARED TO SECOND QUARTER OF FISCAL 2019
Demand creation expense decreased 3% for the second quarter of fiscal 2020, driven by lower retail brand presentation costs, as well as lower advertising and marketing expenses, primarily due to a timing shift of investments in certain brand campaigns. Changes in foreign currency exchange rates decreased Demand creation expense by approximately 2 percentage points.
Operating overhead expense increased 9% primarily due to higher wage-related and administrative expenses driven by continued investments in transformational capabilities, particularly in NIKE Direct and global operations. Changes in foreign currency exchange rates decreased Operating overhead expense by approximately 1 percentage point.
FIRST SIX MONTHS OF FISCAL 2020 COMPARED TO FIRST SIX MONTHS OF FISCAL 2019
Demand creation expense increased 1% for the first six months of fiscal 2020 as higher advertising and marketing expenses, as well as higher sports marketing investments, were partially offset by lower retail brand presentation costs. Changes in foreign currency exchange rates decreased Demand creation expense by approximately 2 percentage points.
Operating overhead expense increased 10% driven by higher wage-related and administrative expenses, which reflects continued investments to support our transformational capabilities, including innovation, data and analytics, digital commerce platforms and investments in a new enterprise resource planning tool to accelerate our end-to-end digital transformation. Changes in foreign currency exchange rates decreased Operating overhead expense by approximately 2 percentage points.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	2019	2018
Other (income) expense, net	$(41)	$(48)	$(74)	$5
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the second quarter of fiscal 2020, Other (income) expense, net decreased from $48 million of other income, net to $41 million in the current year, primarily due to an $11 million net detrimental change in foreign currency conversion gains and losses, including hedges.
For the first six months of fiscal 2020, Other (income) expense, net changed from $5 million of other expense, net to $74 million of other income, net in the current year, primarily due to a $60 million net beneficial change in foreign currency conversion gains and losses, including hedges.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had unfavorable impacts of approximately $77 million and $92 million on our Income before income taxes for the second quarter and first six months of fiscal 2020, respectively.
INCOME TAXES

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
	2019	2018	% CHANGE	2019	2018	% CHANGE
Effective tax rate	10.7%	15.0%	(430) bps	11.7%	14.5%	(280) bps
Our effective tax rate was 10.7% for the second quarter of fiscal 2020, compared to 15.0% for the second quarter of fiscal 2019, primarily due to a more favorable impact from stock-based compensation.
Our effective tax rate was 11.7% for the first six months of fiscal 2020, compared to 14.5% for the first six months of fiscal 2019, due to the proportion of earnings taxed in the U.S.

OPERATING SEGMENTS
Our operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company's reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa (EMEA); Greater China; and Asia Pacific & Latin America (APLA), and include results for the NIKE and Jordan brands, with results for the Hurley brand included in North America. The Company's NIKE Direct operations are managed within each geographic operating segment. Converse is also a reportable operating segment for the Company, and operates predominately in one industry: the design, marketing, licensing and selling of athletic lifestyle sneakers, apparel and accessories.
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
The breakdown of revenues is as follows:

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$3,982	$3,782	5%	5%	$8,275	$7,927	4%	4%
Europe, Middle East & Africa	2,537	2,313	10%	14%	5,310	4,920	8%	13%
Greater China	1,847	1,544	20%	23%	3,526	2,923	21%	25%
Asia Pacific & Latin America	1,468	1,298	13%	18%	2,813	2,568	10%	15%
Global Brand Divisions(2)	10	9	11%	6%	16	25	-36%	-36%
TOTAL NIKE BRAND	9,844	8,946	10%	12%	19,940	18,363	9%	11%
Converse	480	425	13%	15%	1,035	952	9%	11%
Corporate(3)	2	3	—	—	11	7	—	—
TOTAL NIKE, INC. REVENUES	$10,326	$9,374	10%	13%	$20,986	$19,322	9%	11%

(1)	The percent change excluding currency changes represents a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" for further information.

(2)	Global Brand Divisions revenues are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

(3)
Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.

The primary financial measure used by the Company to evaluate performance of individual operating segments is EBIT, which represents Net income before Interest expense (income), net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income. As discussed in Note 12 — Operating Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in EBIT of our operating segments.

The breakdown of earnings before interest and taxes is as follows:

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	% CHANGE	2019	2018	% CHANGE
North America	$875	$884	-1%	$1,975	$1,961	1%
Europe, Middle East & Africa	510	450	13%	1,119	951	18%
Greater China	694	561	24%	1,363	1,063	28%
Asia Pacific & Latin America	377	321	17%	718	644	11%
Global Brand Divisions	(872)	(826)	-6%	(1,729)	(1,644)	-5%
TOTAL NIKE BRAND(1)	1,584	1,390	14%	3,446	2,975	16%
Converse	90	44	105%	228	142	61%
Corporate	(413)	(423)	2%	(837)	(825)	-1%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	1,261	1,011	25%	2,837	2,292	24%
Interest expense (income), net	12	14	—	27	25	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,249	$997	25%	$2,810	$2,267	24%

(1)	Total NIKE Brand EBIT and Total NIKE, Inc. EBIT represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for further information.
NORTH AMERICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$2,426	$2,245	8%	8%	$5,095	$4,800	6%	6%
Apparel	1,417	1,405	1%	1%	2,848	2,812	1%	1%
Equipment	139	132	5%	6%	332	315	5%	5%
TOTAL REVENUES	$3,982	$3,782	5%	5%	$8,275	$7,927	4%	4%
Revenues by:
Sales to Wholesale Customers	$2,734	$2,655	3%	3%	$5,598	$5,484	2%	2%
Sales through NIKE Direct	1,248	1,127	11%	11%	2,677	2,443	10%	10%
TOTAL REVENUES	$3,982	$3,782	5%	5%	$8,275	$7,927	4%	4%
EARNINGS BEFORE INTEREST AND TAXES	$875	$884	-1%		$1,975	$1,961	1%
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
SECOND QUARTER OF FISCAL 2020 COMPARED TO SECOND QUARTER OF FISCAL 2019
On a currency-neutral basis, North America revenues for the second quarter of fiscal 2020 increased 5% due to growth in Sportswear and the Jordan Brand. NIKE Direct revenues increased 11%, primarily due to digital commerce sales growth of 32% and the addition of new stores, while comparable store sales growth was flat.
Footwear revenues increased 8% on a currency-neutral basis, driven by growth in several key categories, most notably the Jordan Brand and Sportswear. Unit sales of footwear increased 5% and higher ASP per pair contributed approximately 3 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher NIKE Direct, off-price and full-price ASPs.

On a currency-neutral basis, apparel revenues increased 1%, driven by higher revenues in Sportswear. Unit sales of apparel decreased 1%, while higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth. The increase in ASP per unit was driven by higher full-price ASP, primarily due to lower discounts, as well as the favorable impact of growth and higher ASP in our NIKE Direct business.
Reported EBIT decreased 1% as lower gross margin was partially offset by higher revenues and selling and administrative expense leverage. Gross margin decreased approximately 190 basis points primarily due to higher product costs, reflecting the impact of incremental tariffs in the United States on product imported from China, as well as higher inventory obsolescence, in part due to our transition of certain league product to a licensing business model, which were partially offset by higher margins in NIKE Direct and higher full-price ASP. Selling and administrative expense grew due to higher operating overhead expense, partially offset by lower demand creation expense. Operating overhead expense increased primarily as a result of higher wage-related expenses within our NIKE Direct operations and higher administrative costs. The decrease in demand creation expense was primarily due to lower retail brand presentation costs, as well as lower advertising and marketing expenses in part due to a timing shift of investments in certain brand campaigns.
FIRST SIX MONTHS OF FISCAL 2020 COMPARED TO FIRST SIX MONTHS OF FISCAL 2019
On a currency-neutral basis, North America revenues for the first six months of fiscal 2020 increased 4% driven by growth in Sportswear and the Jordan Brand, partially offset by a decline in Running. NIKE Direct revenues increased 10%, primarily due to digital commerce sales growth of 32% and the addition of new stores, while comparable store sales growth was flat.
Footwear revenues increased 6% on a currency-neutral basis, driven by growth in several key categories, most notably Sportswear and the Jordan Brand. Unit sales of footwear increased 2%, while higher ASP per pair contributed approximately 4 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price and NIKE Direct ASPs.
On a currency-neutral basis, apparel revenues increased 1%, driven by higher revenues in Sportswear. Unit sales of apparel were flat, while higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth. The increase in ASP per unit was driven by higher full-price ASP, in part reflecting lower discounts, and the favorable impact of growth in our NIKE Direct business partially offset by lower off-price ASP.
Reported EBIT increased 1% as higher revenues more than offset a decline in gross margin and higher selling and administrative expense. Gross margin decreased approximately 80 basis points as higher product costs, partly reflecting the impact of incremental tariffs beginning in the second quarter, as well as higher inventory obsolescence more than offset higher full-price ASP and the favorable impact of growth in our NIKE Direct business. Selling and administrative expense grew due to higher operating overhead expense, partially offset by lower demand creation expense. Operating overhead expense increased primarily as a result of higher wage-related expenses within our NIKE Direct operations, as well as higher administrative costs. The decrease in demand creation expense was primarily due to lower retail brand presentation costs, partially offset by higher sports marketing costs.

EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,536	$1,419	8%	12%	$3,294	$3,061	8%	12%
Apparel	897	794	13%	17%	1,766	1,624	9%	13%
Equipment	104	100	4%	8%	250	235	6%	11%
TOTAL REVENUES	$2,537	$2,313	10%	14%	$5,310	$4,920	8%	13%
Revenues by:
Sales to Wholesale Customers	$1,794	$1,617	11%	15%	$3,836	$3,533	9%	13%
Sales through NIKE Direct	743	696	7%	11%	1,474	1,387	6%	11%
TOTAL REVENUES	$2,537	$2,313	10%	14%	$5,310	$4,920	8%	13%
EARNINGS BEFORE INTEREST AND TAXES	$510	$450	13%		$1,119	$951	18%
SECOND QUARTER OF FISCAL 2020 COMPARED TO SECOND QUARTER OF FISCAL 2019
On a currency-neutral basis, EMEA revenues for the second quarter of fiscal 2020 grew 14%, driven by higher revenues across all territories, most notably UK & Ireland and Central Europe, which grew 16% and 20%, respectively. Revenues increased in nearly all key categories, led by Sportswear and to a lesser extent the Jordan Brand. NIKE Direct revenues increased 11% as digital commerce sales growth of 27% and comparable store sales growth of 4% more than offset declines from certain store closures as we continually optimize our fleet to meet consumer demand in both physical and digital channels.
Currency-neutral footwear revenues grew 12%, driven by higher revenues in nearly all key categories, led by Sportswear and the Jordan Brand, partially offset by a decline in Football (Soccer). Unit sales of footwear increased 6% and higher ASP per pair contributed approximately 6 percentage points of footwear revenue growth. Higher ASP per pair primarily resulted from higher full-price, NIKE Direct and off-price ASPs.
Currency-neutral apparel revenues increased 17% due to growth in nearly all key categories, led by Sportswear. Unit sales of apparel increased 16% and higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and off-price ASPs.
Reported EBIT increased 13% as higher revenues and lower selling and administrative expense more than offset a decline in gross margin. Gross margin decreased approximately 100 basis points primarily due to unfavorable standard foreign currency exchange rates and higher product costs which more than offset higher full-price ASP and higher off-price margin. Selling and administrative expense decreased due to lower demand creation expense, partially offset by higher operating overhead expense. The decrease in demand creation expense was driven by lower retail brand presentation and sports marketing costs partially offset by higher advertising and marketing expenses. Growth in operating overhead expense was primarily due to higher wage-related costs.
FIRST SIX MONTHS OF FISCAL 2020 COMPARED TO FIRST SIX MONTHS OF FISCAL 2019
On a currency-neutral basis, EMEA revenues for the first six months of fiscal 2020 grew 13%, driven by higher revenues across all territories, most notably UK & Ireland, Eastern Europe and Central Europe, which grew 16%, 20% and 12%, respectively. Revenues increased in most key categories, led by Sportswear and the Jordan Brand. NIKE Direct revenues increased 11% as digital commerce sales growth of 27% and comparable store sales growth of 6% more than offset declines from certain store closures as we continually optimize our fleet to meet consumer demand in both physical and digital channels.
Currency-neutral footwear revenues grew 12%, driven by higher revenues in most key categories, led by Sportswear and the Jordan Brand. Unit sales of footwear increased 5% and higher ASP per pair contributed approximately 7 percentage points of footwear revenue growth. Higher ASP per pair primarily resulted from higher full-price and NIKE Direct ASPs.
Currency-neutral apparel revenues increased 13% due to growth in nearly all key categories, led by Sportswear. Unit sales of apparel increased 11% and higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and off-price ASPs.
Reported EBIT increased 18% for the first six months of fiscal 2020, driven by higher revenues, gross margin expansion and selling and administrative expense leverage. Gross margin increased approximately 110 basis points as higher full-price ASP, higher NIKE Direct margins, lower product costs and higher off-price margins more than offset unfavorable standard foreign currency exchange rates. Selling and administrative expense increased due to higher demand creation and operating overhead expense. The increase in demand creation expense was driven by higher advertising and marketing costs, as well as higher sports marketing expense, partially offset by lower retail brand presentation costs. Growth in operating overhead expense was primarily due to higher wage-related costs.
GREATER CHINA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,247	$1,022	22%	26%	$2,411	$1,980	22%	26%
Apparel	563	490	15%	18%	1,028	870	18%	23%
Equipment	37	32	16%	20%	87	73	19%	25%
TOTAL REVENUES	$1,847	$1,544	20%	23%	$3,526	$2,923	21%	25%
Revenues by:
Sales to Wholesale Customers	$1,028	$897	15%	19%	$2,014	$1,768	14%	19%
Sales through NIKE Direct	819	647	27%	30%	1,512	1,155	31%	35%
TOTAL REVENUES	$1,847	$1,544	20%	23%	$3,526	$2,923	21%	25%
EARNINGS BEFORE INTEREST AND TAXES	$694	$561	24%		$1,363	$1,063	28%
SECOND QUARTER OF FISCAL 2020 COMPARED TO SECOND QUARTER OF FISCAL 2019
On a currency-neutral basis, Greater China revenues for the second quarter of fiscal 2020 increased 23%, driven by higher revenues in all key categories, led by Sportswear and the Jordan Brand. NIKE Direct revenues increased 30%, driven by digital commerce sales growth of 44%, comparable store sales growth of 16% and the addition of new stores.
Currency-neutral footwear revenues increased 26% for the second quarter of fiscal 2020, driven by growth in nearly all key categories, led by the Jordan Brand and Sportswear. Unit sales of footwear increased 19% and higher ASP per pair contributed approximately 7 percentage points of footwear revenue growth, driven by higher full-price and NIKE Direct ASPs.
The currency-neutral apparel revenue growth of 18% for the second quarter of fiscal 2020 was fueled by higher revenues in all key categories, most notably Sportswear, the Jordan Brand and Training. Unit sales of apparel increased 18% and ASP per unit was flat as higher full-price and off-price ASPs were offset by unfavorable full-price mix.
Reported EBIT increased 24% for the second quarter of fiscal 2020, driven by revenue growth and selling and administrative expense leverage. Gross margin was flat as higher full-price ASP was offset by unfavorable standard foreign currency exchange rates and lower off-price ASP. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Growth in operating overhead expense was driven by higher investments in our NIKE Direct operations. Demand creation expense increased primarily due to higher retail brand presentation costs, as well as higher advertising and marketing expenses.
FIRST SIX MONTHS OF FISCAL 2020 COMPARED TO FIRST SIX MONTHS OF FISCAL 2019
On a currency-neutral basis, Greater China revenues for the first six months of fiscal 2020 increased 25%, driven by higher revenues in all key categories, led by Sportswear, the Jordan Brand and Running. NIKE Direct revenues increased 35%, driven by digital commerce sales growth of 55%, comparable store sales growth of 19% and the addition of new stores.
Currency-neutral footwear revenues increased 26%, driven by growth in all key categories, led by Sportswear, the Jordan Brand and Running. Unit sales of footwear increased 18% and higher ASP per pair contributed approximately 8 percentage points of footwear revenue growth, driven by higher full-price and NIKE Direct ASPs.
The currency-neutral apparel revenue growth of 23% was fueled by higher revenues in all key categories, most notably Sportswear and the Jordan Brand. Unit sales of apparel increased 19% and higher ASP per unit contributed approximately 4 percentage points of revenue growth, driven by higher full-price ASP, in part reflecting lower discounts, as well as higher off-price ASP.
Reported EBIT increased 28%, driven by revenue growth, gross margin expansion and selling and administrative expense leverage. Gross margin increased approximately 110 basis points primarily due to higher full-price ASP and the favorable impact of growth in our NIKE Direct business. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Growth in operating overhead expense was driven by higher investments within our NIKE Direct operations. Demand creation expense increased primarily due to higher retail brand presentation costs, as well as higher advertising and marketing expenses.
ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$997	$879	13%	19%	$1,927	$1,760	9%	15%
Apparel	410	360	14%	18%	766	692	11%	17%
Equipment	61	59	3%	9%	120	116	3%	10%
TOTAL REVENUES	$1,468	$1,298	13%	18%	$2,813	$2,568	10%	15%
Revenues by:
Sales to Wholesale Customers	$1,022	$937	9%	14%	$1,972	$1,871	5%	11%
Sales through NIKE Direct	446	361	24%	28%	841	697	21%	26%
TOTAL REVENUES	$1,468	$1,298	13%	18%	$2,813	$2,568	10%	15%
EARNINGS BEFORE INTEREST AND TAXES	$377	$321	17%		$718	$644	11%
SECOND QUARTER OF FISCAL 2020 COMPARED TO SECOND QUARTER OF FISCAL 2019
On a currency-neutral basis, APLA revenues increased 18% for the second quarter of fiscal 2020, driven by higher revenues in all territories. Territory revenue growth was led by Korea and Japan, which increased 23% and 18%, respectively. Revenues increased in nearly all key categories, most notably Sportswear, Running and the Jordan Brand. NIKE Direct revenues increased 28%, fueled by digital commerce sales growth of 67%, comparable store sales growth of 14% and the addition of new stores.
Currency-neutral footwear revenues increased 19% for the second quarter of fiscal 2020 due to growth in most key categories, led by Sportswear, Running and the Jordan Brand. Unit sales of footwear increased 5% and higher ASP per pair contributed approximately 14 percentage points of footwear revenue growth, driven by higher full-price, NIKE Direct and off-price ASPs, all of which in part reflect inflationary conditions in our SOCO territory (which comprises Argentina, Uruguay and Chile).
Currency-neutral apparel revenues grew 18% for the second quarter of fiscal 2020, driven by higher revenues in all key categories, most notably Sportswear. Unit sales of apparel increased 7% and higher ASP per unit contributed approximately 11 percentage points of apparel revenue growth, driven by higher full-price, NIKE Direct and off-price ASPs, all of which in part reflect inflationary conditions in our SOCO territory.
Reported EBIT increased 17% for the second quarter of fiscal 2020 as higher revenues and selling and administrative expense leverage more than offset a decline in gross margin. Gross margin decreased approximately 30 basis points as higher product costs and unfavorable standard foreign currency exchange rates more than offset higher full-price ASP. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Operating overhead expense increased as a result of higher wage-related expenses. The increase in demand creation expense was primarily due to higher sports marketing costs, as well as higher advertising and marketing expenses, partially offset by lower retail brand presentation costs.
FIRST SIX MONTHS OF FISCAL 2020 COMPARED TO FIRST SIX MONTHS OF FISCAL 2019
On a currency-neutral basis, APLA revenues increased 15% for the first six months of fiscal 2020, driven by higher revenues in all territories. Territory revenue growth was led by SOCO, Korea and Japan, which increased 32%, 19% and 15%, respectively. Revenues increased in nearly all key categories, most notably Sportswear, Running and the Jordan Brand. NIKE Direct revenues increased 26%, fueled by digital commerce sales growth of 57%, comparable store sales growth of 16% and the addition of new stores.
Currency-neutral footwear revenues increased 15% for the first six months of fiscal 2020 due to growth in nearly all key categories, led by Sportswear, Running and the Jordan Brand. Unit sales of footwear increased 2%, while higher ASP per pair contributed approximately 13 percentage points of footwear revenue growth, driven by higher full-price and NIKE Direct ASPs, both of which in part reflect inflationary conditions in our SOCO territory.
Currency-neutral apparel revenues grew 17% for the first six months of fiscal 2020, driven by higher revenues in nearly all key categories, most notably Sportswear. Unit sales of apparel increased 6% and higher ASP per unit contributed approximately 11 percentage points of apparel revenue growth, driven by higher full-price, NIKE Direct and off-price ASPs, all of which in part reflect inflationary conditions in our SOCO territory.

Reported EBIT increased 11% for the first six months of fiscal 2020 as higher revenues and selling and administrative expense leverage more than offset a decline in gross margin. Gross margin decreased approximately 60 basis points as higher product costs, unfavorable standard foreign currency exchange rates and, to a lesser extent, higher warehousing and freight costs more than offset higher full-price ASP. Selling and administrative expense increased as higher operating overhead expense was partially offset by lower demand creation expense. Operating overhead expense increased as a result of higher investments in our NIKE Direct operations and higher wage-related expenses. The decrease in demand creation expense was primarily due to lower retail brand presentation and sports marketing costs.
GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$10	$9	11%	6%	$16	$25	-36%	-36%
Earnings (Loss) Before Interest and Taxes	$(872)	$(826)	-6%		$(1,729)	$(1,644)	-5%
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
SECOND QUARTER OF FISCAL 2020 COMPARED TO SECOND QUARTER OF FISCAL 2019
Global Brand Divisions' loss before interest and taxes increased 6% for the second quarter of fiscal 2020 as total selling and administrative expense increased. Operating overhead expense growth was primarily driven by higher wage-related costs resulting from investments in data and analytics capabilities, digital commerce platforms and our investments in a new enterprise resource planning tool, all of which are in an effort to accelerate our end-to-end digital transformation. Lower demand creation expense was primarily due to lower advertising and marketing costs.
FIRST SIX MONTHS OF FISCAL 2020 COMPARED TO FIRST SIX MONTHS OF FISCAL 2019
Global Brand Divisions' loss before interest and taxes increased 5% for the first six months of fiscal 2020 driven by growth in total selling and administrative expense. The increase in operating overhead expense was primarily due to higher wage-related costs resulting from investments in data and analytics capabilities, digital commerce platforms and our investments in a new enterprise resource planning tool, all of which are in an effort to accelerate our end-to-end digital transformation. Lower demand creation expense was primarily due to lower advertising and marketing expenses, as well as a decrease in sports marketing costs.

CONVERSE

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2019	2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$416	$356	17%	19%	$912	$817	12%	14%
Apparel	30	36	-17%	-12%	56	66	-15%	-12%
Equipment	6	5	20%	34%	15	13	15%	18%
Other(1)	28	28	0%	0%	52	56	-7%	-7%
TOTAL REVENUES	$480	$425	13%	15%	$1,035	$952	9%	11%
Revenues by:
Sales to Wholesale Customers	$286	$256	12%	14%	$653	$622	5%	8%
Sales through Direct to Consumer	166	141	18%	20%	330	274	20%	23%
Other(1)	28	28	0%	0%	52	56	-7%	-7%
TOTAL REVENUES	$480	$425	13%	15%	$1,035	$952	9%	11%
EARNINGS BEFORE INTEREST AND TAXES	$90	$44	105%		$228	$142	61%

(1)
Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.

SECOND QUARTER OF FISCAL 2020 COMPARED TO SECOND QUARTER OF FISCAL 2019
On a currency-neutral basis, Converse revenues increased 15% for the second quarter of fiscal 2020. The increase in revenue was driven by higher revenues in Asia and Europe, partially offset by declines in the United States. Wholesale revenues grew 14% primarily due to increased demand in Asia. Direct to consumer revenues increased 20% fueled by digital sales growth. Combined unit sales within the wholesale and direct to consumer channels increased 13%, while ASP grew 3% primarily due to higher full-price ASP, as well as higher ASP in the direct to consumer channel.
Reported EBIT increased 105%, driven by revenue growth, lower selling and administrative expense and gross margin expansion. Gross margin increased 310 basis points driven by higher margins in the direct to consumer business, lower other costs, as well as higher full-price ASP. Selling and administrative expense decreased slightly, primarily due to lower demand creation expense, driven by lower retail brand presentation costs.
FIRST SIX MONTHS OF FISCAL 2020 COMPARED TO FIRST SIX MONTHS OF FISCAL 2019
On a currency-neutral basis, Converse revenues increased 11% for the first six months of fiscal 2020, driven by higher revenues in Asia and Europe, partially offset by declines in the United States. Wholesale revenues increased 8% primarily due to higher demand in Asia. Direct to consumer revenues increased 23% primarily fueled by digital sales growth. Combined unit sales within the wholesale and direct to consumer channels increased 6%, while ASP grew 7% primarily due to higher full-price ASP, as well as higher ASP in the direct to consumer channel.
Reported EBIT increased 61%, primarily due to revenue growth, lower selling and administrative expense, as well as gross margin expansion. Gross margin increased 330 basis points, driven by higher margins in the direct to consumer channel, higher full-price ASP and lower other costs. The decrease in selling and administrative expense was driven by lower demand creation expense, primarily due to lower advertising and marketing costs.
CORPORATE

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2019	2018	% CHANGE	2019	2018	% CHANGE
Revenues	$2	$3	—	$11	$7	—
Earnings (Loss) Before Interest and Taxes	$(413)	$(423)	2%	$(837)	$(825)	-1%
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
SECOND QUARTER OF FISCAL 2020 COMPARED TO SECOND QUARTER OF FISCAL 2019
Corporate's loss before interest and taxes decreased $10 million for the second quarter of fiscal 2020, primarily due to the following:

•
a favorable change of $68 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin;

•	an unfavorable change of $54 million, primarily due to higher operating overhead expense driven by higher wage-related costs; and

•
an unfavorable change in net foreign currency gains and losses of $4 million related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.

FIRST SIX MONTHS OF FISCAL 2020 COMPARED TO FIRST SIX MONTHS OF FISCAL 2019
Corporate's loss before interest and taxes increased $12 million for the first six months of fiscal 2020, primarily due to the following:

•	an unfavorable change of $124 million, primarily due to higher operating overhead expense driven by higher wage-related costs;

•
a favorable change in net foreign currency gains and losses of $58 million related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and

•
a favorable change of $54 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the six months ended November 30, 2019, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K.
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
TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $233 million and $546 million for the three and six months ended November 30, 2019, respectively, and a detriment of approximately $347 million and $318 million for the three and six months ended November 30, 2018, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $66 million and $152 million for the three and six months ended November 30, 2019, respectively, and a detriment of approximately $73 million and $43 million for the three and six months ended November 30, 2018, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Argentina subsidiary within our APLA operating segment is operating in a hyper-inflationary market. As a result, beginning in the second quarter of fiscal 2019, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. Dollar. As of and for the six months ended November 30, 2019, this change did not have a material impact on our results of operations or financial condition and we do not anticipate it will have a material impact in future periods based on current rates.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $77 million and $92 million on our Income before income taxes for the three and six months ended November 30, 2019, respectively.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $1,306 million for the first six months of fiscal 2020, compared to $2,825 million for the first six months of fiscal 2019. Net income, adjusted for non-cash items, generated $2,906 million of operating cash inflow for the first six months of fiscal 2020, compared to $2,652 million for the first six months of fiscal 2019. The net change in working capital and other assets and liabilities resulted in a decrease to Cash provided (used) by operations of $1,600 million for the first six months of fiscal 2020 compared to an increase of $173 million for the first six months of fiscal 2019. The net change in working capital was partially impacted by the net change in cash collateral with derivative counterparties as a result of hedging transactions. During the first six months of fiscal 2020, cash collateral received from counterparties decreased $167 million as compared to an increase of $236 million during the first six months of fiscal 2019. Refer to the Credit Risk section of Note 9 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional details. The net change in working capital was also impacted by increases in Inventory and Accounts receivable, net due to business growth, which decreased Cash provided (used) by operations by $345 million and $244 million, respectively. The net change in working capital was also impacted by higher payments related to variable compensation for employees.
Cash provided (used) by investing activities was an outflow of $788 million for the first six months of fiscal 2020, compared to $245 million for the first six months of fiscal 2019, driven by the net change in short-term investments. For the first six months of fiscal 2020, the net change in short-term investments (including sales, maturities and purchases) resulted in a cash outflow of $157 million compared to an inflow of $381 million for the first six months of fiscal 2019.
Cash provided (used) by financing activities was an outflow of $1,868 million for the first six months of fiscal 2020 compared to $3,290 million for the first six months of fiscal 2019, with the decrease from the prior period reflecting lower share repurchases and an increase in Notes Payable, primarily due to borrowings under our commercial paper program.
During the first six months of fiscal 2020, we repurchased 22.0 million shares of NIKE's Class B Common Stock for $1,917 million (an average price of $87.13 per share) under the four-year, $15 billion share repurchase program approved by the Board of Directors in June 2018. As of November 30, 2019, we had repurchased 33.6 million shares at a cost of approximately $2.9 billion (an average price of $86.30 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt.
CAPITAL RESOURCES
On July 23, 2019, we filed a shelf registration statement (the “Shelf”) with the U.S. Securities and Exchange Commission (SEC) which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 23, 2022.
On August 16, 2019, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, with the option to increase borrowings up to $3 billion in total upon lender approval. The facility matures on August 16, 2024, with a one-year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 16, 2026. This facility replaces the prior $2 billion credit facility agreement entered into on August 28, 2015, which would have matured August 28, 2020. As of November 30, 2019 and May 31, 2019, no amounts were outstanding under either committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt ratings were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt ratings were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of November 30, 2019, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $2 billion commercial paper program. During the three months ended November 30, 2019, the maximum amount of commercial paper borrowings outstanding at any point was $841 million. As of November 30, 2019, we had $300 million in borrowings outstanding at a weighted average rate of 1.63%. No borrowings were outstanding as of May 31,

2019. We may continue to issue commercial paper or other debt securities depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
To date, in fiscal 2020, we have not experienced difficulty accessing the credit markets or incurred higher interest costs; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of November 30, 2019, we had cash, cash equivalents and short-term investments totaling $3.5 billion, primarily consisting of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of November 30, 2019, the weighted-average days to maturity of our cash equivalents and short-term investments portfolio was 32 days.
We believe that existing cash, cash equivalents, short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.
OFF-BALANCE SHEET ARRANGEMENTS
As of November 30, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2019.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2018, the Board of Directors approved a four-year, $15 billion share repurchase program. As of November 30, 2019, the Company had repurchased 33.6 million shares at an average price of $86.30 per share for a total approximate cost of $2.9 billion under this program.
All share repurchases were made under NIKE's publicly announced program and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended November 30, 2019:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
September 1 — September 30, 2019	3,073,015	$88.14	$12,748
October 1 — October 31, 2019	3,518,723	$92.73	$12,422
November 1 — November 30, 2019	3,545,320	$91.61	$12,097
	10,137,058	$90.95

ITEM 6. EXHIBITS
(a) EXHIBITS:

3.	Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed November 17, 2017).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
4.3
Third Supplemental Indenture, dated as of October 21, 2016, by and between NIKE, Inc. and Deutsche Bank Trust Company Americas, as trustee, including the form of 2.375% Notes due 2026 and form of 3.375% Notes due 2046 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed October 21, 2016).

31.1†	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2†	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)
† Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC. an Oregon Corporation
By:	/s/ ANDREW CAMPION Andrew Campion Chief Financial Officer and Authorized Officer
Date:	January 7, 2020