Form 10-Q
period 2020-02-29
NIKE, Inc.
filed 2020-04-07
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2020

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of April 2, 2020, the number of shares of the Registrant's Common Stock outstanding were:
Class A	315,017,252
Class B	1,240,017,482
1,555,034,734

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
(In millions, except per share data)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	FEBRUARY 29, 2020	FEBRUARY 28, 2019
Revenues	$10,104	$9,611	$31,090	$28,933
Cost of sales	5,631	5,272	17,202	16,092
Gross profit	4,473	4,339	13,888	12,841
Demand creation expense	870	865	2,769	2,739
Operating overhead expense	2,413	2,226	7,166	6,557
Total selling and administrative expense	3,283	3,091	9,935	9,296
Interest expense (income), net	12	12	39	37
Other (income) expense, net	297	(55)	223	(50)
Income before income taxes	881	1,291	3,691	3,558
Income tax expense	34	190	362	518
NET INCOME	$847	$1,101	$3,329	$3,040
Earnings per common share:
Basic	$0.54	$0.70	$2.13	$1.92
Diluted	$0.53	$0.68	$2.09	$1.87
Weighted average common shares outstanding:
Basic	1,556.3	1,572.8	1,559.8	1,582.8
Diluted	1,591.6	1,609.6	1,594.6	1,621.5
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	FEBRUARY 29, 2020	FEBRUARY 28, 2019
Net income	$847	$1,101	$3,329	$3,040
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(42)	79	(103)	(51)
Change in net gains (losses) on cash flow hedges	(68)	(91)	(187)	343
Change in net gains (losses) on other	1	—	2	(3)
Total other comprehensive income (loss), net of tax	(109)	(12)	(288)	289
TOTAL COMPREHENSIVE INCOME	$738	$1,089	$3,041	$3,329

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	FEBRUARY 29,	MAY 31,
(In millions)	2020	2019
ASSETS
Current assets:
Cash and equivalents	$2,863	$4,466
Short-term investments	319	197
Accounts receivable, net	4,473	4,272
Inventories	5,807	5,622
Prepaid expenses and other current assets	2,282	1,968
Total current assets	15,744	16,525
Property, plant and equipment, net	4,783	4,744
Operating lease right-of-use assets, net	2,907	—
Identifiable intangible assets, net	275	283
Goodwill	223	154
Deferred income taxes and other assets	2,288	2,011
TOTAL ASSETS	$26,220	$23,717
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4	$6
Notes payable	9	9
Accounts payable	2,221	2,612
Current portion of operating lease liabilities	422	—
Accrued liabilities	5,356	5,010
Income taxes payable	268	229
Total current liabilities	8,280	7,866
Long-term debt	3,463	3,464
Operating lease liabilities	2,758	—
Deferred income taxes and other liabilities	2,674	3,347
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 315 and 315 shares outstanding	—	—
Class B — 1,240 and 1,253 shares outstanding	3	3
Capital in excess of stated value	7,971	7,163
Accumulated other comprehensive income (loss)	(57)	231
Retained earnings	1,128	1,643
Total shareholders' equity	9,045	9,040
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,220	$23,717
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019
Cash provided (used) by operations:
Net income	$3,329	$3,040
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	513	527
Deferred income taxes	(372)	67
Stock-based compensation	303	226
Amortization, impairment and other	383	9
Net foreign currency adjustments	(49)	218
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(475)	(460)
(Increase) decrease in inventories	(455)	(226)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(494)	(167)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(197)	659
Cash provided (used) by operations	2,486	3,893
Cash provided (used) by investing activities:
Purchases of short-term investments	(1,775)	(2,384)
Maturities of short-term investments	20	1,613
Sales of short-term investments	1,764	1,491
Additions to property, plant and equipment	(797)	(846)
Other investing activities	30	5
Cash provided (used) by investing activities	(758)	(121)
Cash provided (used) by financing activities:
Increase (decrease) in notes payable	—	(320)
Proceeds from exercise of stock options and other stock issuances	678	487
Repurchase of common stock	(2,865)	(3,405)
Dividends — common and preferred	(1,071)	(986)
Other financing activities	(52)	(43)
Cash provided (used) by financing activities	(3,310)	(4,267)
Effect of exchange rate changes on cash and equivalents	(21)	(59)
Net increase (decrease) in cash and equivalents	(1,603)	(554)
Cash and equivalents, beginning of period	4,466	4,249
CASH AND EQUIVALENTS, END OF PERIOD	$2,863	$3,695
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$115	$171
Dividends declared and not paid	384	347
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at November 30, 2019	315	$—	1,244	$3	$7,719	$52	$1,577	$9,351
Stock options exercised			6		199			199
Repurchase of Class B Common Stock			(10)		(48)		(909)	(957)
Dividends on common stock ($0.245 per share)							(383)	(383)
Issuance of shares to employees, net of shares withheld for employee taxes					(12)		(4)	(16)
Stock-based compensation					113			113
Net income							847	847
Other comprehensive income (loss)						(109)		(109)
Balance at February 29, 2020	315	$—	1,240	$3	$7,971	$(57)	$1,128	$9,045

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at November 30, 2018	315	$—	1,262	$3	$6,707	$209	$1,810	$8,729
Stock options exercised			6		159			159
Repurchase of Class B Common Stock			(10)		(44)		(710)	(754)
Dividends on common stock ($0.22 per share)							(347)	(347)
Issuance of shares to employees, net of shares withheld for employee taxes					(5)		(3)	(8)
Stock-based compensation					93			93
Net income							1,101	1,101
Other comprehensive income (loss)						(12)		(12)
Balance at February 28, 2019	315	$—	1,258	$3	$6,910	$197	$1,851	$8,961

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2019	315	$—	1,253	$3	$7,163	$231	$1,643	$9,040
Stock options exercised			17		580			580
Repurchase of Class B Common Stock			(32)		(150)		(2,724)	(2,874)
Dividends on common stock ($0.71 per share) and preferred stock ($0.10 per share)							(1,110)	(1,110)
Issuance of shares to employees, net of shares withheld for employee taxes			2		75		(9)	66
Stock-based compensation					303			303
Net income							3,329	3,329
Other comprehensive income (loss)						(288)		(288)
Adoption of ASC Topic 842 (Note 1)							(1)	(1)
Balance at February 29, 2020	315	$—	1,240	$3	$7,971	$(57)	$1,128	$9,045

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2018	329	$—	1,272	$3	$6,384	$(92)	$3,517	$9,812
Stock options exercised			14		419			419
Conversion to Class B Common Stock	(14)		14					—
Repurchase of Class B Common Stock			(44)		(181)		(3,205)	(3,386)
Dividends on common stock ($0.64 per share) and preferred stock ($0.10 per share)							(1,013)	(1,013)
Issuance of shares to employees, net of shares withheld for employee taxes			2		62		(4)	58
Stock-based compensation					226			226
Net income							3,040	3,040
Other comprehensive income (loss)						289		289
Adoption of ASU 2016-16							(507)	(507)
Adoption of ASC Topic 606							23	23
Balance at February 28, 2019	315	$—	1,258	$3	$6,910	$197	$1,851	$8,961

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company” or “NIKE”) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2019 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the three and nine months ended February 29, 2020 are not necessarily indicative of results to be expected for the entire fiscal year.
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

NOTE 2 — INVENTORIES
Inventory balances of $5,807 million and $5,622 million at February 29, 2020 and May 31, 2019, respectively, were substantially all finished goods.

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	FEBRUARY 29,	MAY 31,
(Dollars in millions)	2020	2019
Sales-related reserves	$1,361	$1,218
Compensation and benefits, excluding taxes	1,202	1,232
Allowance for cumulative foreign currency translation losses(1)	400	—
Dividends payable	384	346
Endorsement compensation	365	424
Import and logistics costs	297	296
Taxes other than income taxes payable	248	234
Liabilities held-for-sale(1)	158	—
Advertising and marketing	120	114
Collateral received from counterparties to hedging instruments	86	289
Fair value of derivatives	48	52
Other(2)	687	805
TOTAL ACCRUED LIABILITIES	$5,356	$5,010

(1)	Refer to Note 14 — Acquisitions and Divestitures for additional information.

(2)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at February 29, 2020 and May 31, 2019.

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
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of February 29, 2020 and May 31, 2019, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	FEBRUARY 29, 2020
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$649	$649	$—
Level 1:
U.S. Treasury securities	280	—	280
Level 2:
Commercial paper and bonds	36	1	35
Money market funds	1,390	1,390	—
Time deposits	826	823	3
U.S. Agency securities	1	—	1
Total Level 2	2,253	2,214	39
TOTAL	$3,182	$2,863	$319

	MAY 31, 2019
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$853	$853	$—
Level 1:
U.S. Treasury securities	347	200	147
Level 2:
Commercial paper and bonds	34	1	33
Money market funds	1,637	1,637	—
Time deposits	1,791	1,775	16
U.S. Agency securities	1	—	1
Total Level 2	3,463	3,413	50
TOTAL	$4,663	$4,466	$197

As of February 29, 2020, the Company held $267 million of available-for-sale debt securities with maturity dates within one year and $52 million with maturity dates over one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $16 million and $20 million for the three months ended February 29, 2020 and February 28, 2019, respectively, and $51 million and $60 million for the nine months ended February 29, 2020 and February 28, 2019, respectively.
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis as of February 29, 2020 and May 31, 2019, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	FEBRUARY 29, 2020
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$324	$297	$27	$48	$47	$1
Embedded derivatives	2	2	—	1	1	—
TOTAL	$326	$299	$27	$49	$48	$1

(1)
If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $47 million as of February 29, 2020. As of that date, the Company had received $86 million of cash collateral from various counterparties related to foreign exchange derivative instruments. No amount of collateral was posted on the Company's derivative liability balance as of February 29, 2020.

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

FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $4,009 million at February 29, 2020 and $3,524 million at May 31, 2019.
For fair value information regarding Notes payable, refer to Note 5 — Short-Term Borrowings and Credit Lines and Note 15 — Subsequent Events for additional information related to the Company's Long-term debt.
NON-RECURRING FAIR VALUE MEASUREMENTS
As further discussed in Note 14 — Acquisitions and Divestitures, the Company met the criteria to recognize the related assets and liabilities of its Brazil, Argentina, Chile and Uruguay entities as held-for-sale in the third quarter of fiscal 2020. This required the Company to remeasure the disposal groups at fair value, less costs to sell, which is considered a Level 3 fair value measurement and was based on each transaction's estimated consideration at the date of close. As of February 29, 2020, the carrying value of the Argentina, Chile and Uruguay disposal groups exceeded their fair value, less costs to sell and as a result, the Company recognized a non-recurring impairment charge of $400 million. This charge was primarily due to the anticipated release of non-cash cumulative foreign currency translation losses which were included as part of the carrying value of the Argentina, Chile and Uruguay disposal groups when measuring for impairment. For the three and nine months ended February 29, 2020, the charge was recognized in Other (income) expense, net on the Unaudited Condensed Consolidated Statements of Income, classified within Corporate, and a corresponding allowance within Accrued Liabilities on the Unaudited Condensed Consolidated Balance Sheets.
All other assets or liabilities required to be measured at fair value on a non-recurring basis as of February 29, 2020 were immaterial. As of May 31, 2019, all assets or liabilities required to be measured at fair value on a non-recurring basis were immaterial.

NOTE 5 — SHORT-TERM BORROWINGS AND CREDIT LINES

The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.
As of February 29, 2020 and May 31, 2019, the Company had no borrowings outstanding under its $2 billion commercial paper program.
On August 16, 2019, the Company entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, with the option to increase borrowings up to $3 billion in total upon lender approval. The facility matures on August 16, 2024, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 16, 2026. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing London Interbank Offered Rate (LIBOR) plus 0.46%. The facility fee is 0.04% of the total commitment. The Company was in compliance with the covenants of the facility at February 29, 2020. This facility replaces the prior $2 billion credit facility agreement entered into on August 28, 2015, which would have matured August 28, 2020. As of and for the periods ended February 29, 2020 and May 31, 2019, no amounts were outstanding under either committed credit facility.
As of February 29, 2020, there have been no other significant changes to the credit lines reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2019. Refer to Note 15 — Subsequent Events for additional information about the Company's commercial paper program and its credit facilities.

NOTE 6 — INCOME TAXES

The effective tax rate was 9.8% and 14.6% for the nine months ended February 29, 2020 and February 28, 2019, respectively. The change in the Company's effective tax rate was due to the proportion of income earned in the U.S. and favorable discrete items such as stock-based compensation and benefits related to a modification of the treatment of certain research and development expenditures. Refer to Note 15 — Subsequent Events for additional information.
As of February 29, 2020, total gross unrecognized tax benefits, excluding related interest and penalties, were $802 million, $555 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2019, total gross unrecognized tax benefits, excluding related interest and penalties, were $808 million. The liability for payment of interest and penalties decreased by $20 million during the nine months ended February 29, 2020. As of February 29, 2020 and May 31, 2019, accrued interest and penalties related to uncertain tax positions were $154 million and $174 million, respectively (excluding federal benefit).
The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service ("IRS") for fiscal years 2017 through 2019. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments.
Tax years after 2009 remain open in certain major foreign jurisdictions. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $40 million within the next 12 months. In January 2019, the European Commission opened a formal investigation to examine whether the Netherlands has breached State Aid rules when granting certain tax rulings to the Company. The Company believes the investigation is without merit. If this matter is adversely resolved, the Netherlands may be required to assess additional amounts with respect to current and prior periods, and the Company's Netherlands income taxes in the future could increase.
In fiscal 2018, as a result of the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act"), the Company reevaluated its historical indefinite reinvestment assertion and determined that any historical or future undistributed earnings of foreign subsidiaries were no longer considered to be indefinitely reinvested. Effective January 1, 2020, however, the tax law in the Netherlands, one of the Company’s major jurisdictions, changed. As a result of the change in law, the Company’s undistributed earnings in the Netherlands are subject to withholding tax upon distribution. It is the Company's intention to indefinitely reinvest the historical earnings of its foreign subsidiaries in the Netherlands prior to December 31, 2019 to ensure there is sufficient working capital to expand operations outside the United States. Accordingly, the Company has not recorded a deferred tax liability related to foreign withholding taxes on approximately $8.7 billion of undistributed earnings of these foreign subsidiaries as of December 31, 2019. Withholding taxes of approximately $1.3 billion would be payable upon the remittance of these undistributed earnings at February 29, 2020. Current earnings not otherwise distributable in the current year are considered indefinitely reinvested in the Company's foreign operations.

NOTE 7 — STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION
The NIKE, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) provides for the issuance of up to 718 million previously unissued shares of Class B Common Stock in connection with equity awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards. In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under employee stock purchase plans (ESPPs). Refer to Note 11 — Common Stock and Stock-Based Compensation of the Annual Report on Form 10-K for the fiscal year ended May 31, 2019 for further information.
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	FEBRUARY 29, 2020	FEBRUARY 28, 2019
Stock options(1)	$64	$62	$170	$145
ESPPs	11	10	35	28
Restricted stock	38	21	98	53
TOTAL STOCK-BASED COMPENSATION EXPENSE	$113	$93	$303	$226

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees meeting certain retirement eligibility requirements.

The income tax benefit related to stock-based compensation expense was $67 million and $60 million for the three months ended February 29, 2020 and February 28, 2019, respectively, and $181 million and $134 million for the nine months ended February 29, 2020 and February 28, 2019, respectively.

STOCK OPTIONS
The weighted average fair value per share of the options granted during the nine months ended February 29, 2020 and February 28, 2019, computed as of the grant date using the Black-Scholes pricing model, was $18.71 and $22.79, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	NINE MONTHS ENDED
	FEBRUARY 29, 2020	FEBRUARY 28, 2019
Dividend yield	1.0%	1.0%
Expected volatility	23.0%	26.6%
Weighted average expected life (in years)	6.0	6.0
Risk-free interest rate	1.5%	2.8%

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
As of February 29, 2020, the Company had $475 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.7 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
The weighted average fair value per share of restricted stock and restricted stock units granted for the nine months ended February 29, 2020 and February 28, 2019, computed as of the grant date, was $88.28 and $80.88, respectively. As of February 29, 2020, the Company had $378 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.9 years.

NOTE 8 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under ESPPs, to purchase an additional 15.8 million and 18.7 million shares of common stock outstanding for the three months ended February 29, 2020 and February 28, 2019, respectively, and 31.1 million and 19.1 million shares of common stock outstanding for the nine months ended February 29, 2020 and February 28, 2019, respectively, because the options were anti-dilutive.

	THREE MONTHS ENDED		NINE MONTHS ENDED
(In millions, except per share data)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	FEBRUARY 29, 2020	FEBRUARY 28, 2019
Net income available to common stockholders	$847	$1,101	$3,329	$3,040
Determination of shares:
Weighted average common shares outstanding	1,556.3	1,572.8	1,559.8	1,582.8
Assumed conversion of dilutive stock options and awards	35.3	36.8	34.8	38.7
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,591.6	1,609.6	1,594.6	1,621.5
Earnings per common share:
Basic	$0.54	$0.70	$2.13	$1.92
Diluted	$0.53	$0.68	$2.09	$1.87

NOTE 9 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the nine months ended February 29, 2020, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K. For additional information about the Company's derivatives and hedging policies refer to Note 1 — Summary of Significant Accounting Policies and Note 14 — Risk Management and Derivatives of the Annual Report on Form 10-K for the fiscal year ended May 31, 2019.
The majority of derivatives outstanding as of February 29, 2020 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Japanese Yen/U.S. Dollar and Chinese Yuan/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of February 29, 2020 and May 31, 2019:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	FEBRUARY 29,	MAY 31,
(Dollars in millions)		2020	2019
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$261	$509
Foreign exchange forwards and options	Deferred income taxes and other assets	27	—
Total derivatives formally designated as hedging instruments		288	509
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	36	102
Embedded derivatives	Prepaid expenses and other current assets	2	5
Embedded derivatives	Deferred income taxes and other assets	—	6
Total derivatives not designated as hedging instruments		38	113
TOTAL DERIVATIVE ASSETS		$326	$622

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	FEBRUARY 29,	MAY 31,
(Dollars in millions)		2020	2019
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$37	$5
Foreign exchange forwards and options	Deferred income taxes and other liabilities	1	—
Total derivatives formally designated as hedging instruments		38	5
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	10	46
Embedded derivatives	Accrued liabilities	1	1
Embedded derivatives	Deferred income taxes and other liabilities	—	2
Total derivatives not designated as hedging instruments		11	49
TOTAL DERIVATIVE LIABILITIES		$49	$54

The following tables present the amounts in the Unaudited Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the three and nine months ended February 29, 2020 and February 28, 2019:

	THREE MONTHS ENDED
	FEBRUARY 29, 2020		FEBRUARY 28, 2019
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$10,104	$(21)	$9,611	$1
Cost of sales	5,631	110	5,272	34
Demand creation expense	870	—	865	—
Other (income) expense, net	297	44	(55)	18
Interest expense (income), net	12	(2)	12	(2)

	NINE MONTHS ENDED
	FEBRUARY 29, 2020		FEBRUARY 28, 2019
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$31,090	$(12)	$28,933	$9
Cost of sales	17,202	287	16,092	—
Demand creation expense	2,769	(3)	2,739	—
Other (income) expense, net	223	121	(50)	9
Interest expense (income), net	39	(5)	37	(5)

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended February 29, 2020 and February 28, 2019:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED
	FEBRUARY 29, 2020	FEBRUARY 28, 2019		FEBRUARY 29, 2020	FEBRUARY 28, 2019
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$17	$(50)	Revenues	$(21)	$1
Foreign exchange forwards and options	39	(1)	Cost of sales	110	34
Foreign exchange forwards and options	1	2	Demand creation expense	—	—
Foreign exchange forwards and options	7	7	Other (income) expense, net	44	18
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(2)
Total designated cash flow hedges	$64	$(42)		$131	$51

(1)
For the three months ended February 29, 2020 and February 28, 2019, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	NINE MONTHS ENDED		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	NINE MONTHS ENDED
	FEBRUARY 29, 2020	FEBRUARY 28, 2019		FEBRUARY 29, 2020	FEBRUARY 28, 2019
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(45)	$(31)	Revenues	$(12)	$9
Foreign exchange forwards and options	185	273	Cost of sales	287	—
Foreign exchange forwards and options	1	2	Demand creation expense	(3)	—
Foreign exchange forwards and options	67	112	Other (income) expense, net	121	9
Interest rate swaps(2)	—	—	Interest expense (income), net	(5)	(5)
Total designated cash flow hedges	$208	$356		$388	$13

(1)
For the nine months ended February 29, 2020 and February 28, 2019, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES				LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	FEBRUARY 29, 2020	FEBRUARY 28, 2019
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$12	$(59)	$(9)	$129	Other (income) expense, net
Embedded derivatives	(2)	(2)	(7)	2	Other (income) expense, net

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
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $8.2 billion as of February 29, 2020. Approximately $322 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of February 29, 2020, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of February 29, 2020, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 23 months.

UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or the embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $3.6 billion as of February 29, 2020.
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
At February 29, 2020, the total notional amount of embedded derivatives outstanding was approximately $350 million.
CREDIT RISK
The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of February 29, 2020, the Company was in compliance with all credit risk-related contingent features, and derivative instruments with such features were in a net liability position of approximately $1 million. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of February 29, 2020, the Company had $86 million of cash collateral received from various counterparties to its derivative contracts. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 4 — Fair Value Measurements.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at November 30, 2019	$(407)	$401	$115	$(57)	$52
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(43)	63	—	1	21
Reclassifications to net income of previously deferred (gains) losses(3)	1	(131)	—	—	(130)
Total other comprehensive income (loss)	(42)	(68)	—	1	(109)
Balance at February 29, 2020	$(449)	$333	$115	$(56)	$(57)

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax (expense) of $0 million, $(1) million, $0 million, $0 million and $(1) million, respectively.

(3)	Net of tax expense of $0 million, $0 million, $0 million, $0 million and $0 million, respectively.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2019	$(346)	$520	$115	$(58)	$231
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(104)	200	—	2	98
Reclassifications to net income of previously deferred (gains) losses(3)	1	(387)	—	—	(386)
Total other comprehensive income (loss)	(103)	(187)	—	2	(288)
Balance at February 29, 2020	$(449)	$333	$115	$(56)	$(57)

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax (expense) of $0 million, $(8) million, $0 million, $0 million and $(8) million, respectively.

(3)	Net of tax expense of $0 million, $1 million, $0 million, $0 million and $1 million, respectively.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at November 30, 2018	$(303)	$451	$115	$(54)	$209
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	79	(43)	—	(3)	33
Reclassifications to net income of previously deferred (gains) losses(3)	—	(48)	—	3	(45)
Total other comprehensive income (loss)	79	(91)	—	—	(12)
Balance at February 28, 2019	$(224)	$360	$115	$(54)	$197

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax (expense) of $0 million, $(1) million, $0 million, $0 million and $(1) million, respectively.

(3)	Net of tax expense of $0 million, $3 million, $0 million, $0 million and $3 million, respectively.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2018	$(173)	$17	$115	$(51)	$(92)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(51)	351	—	5	305
Reclassifications to net income of previously deferred (gains) losses(3)	—	(8)	—	(8)	(16)
Total other comprehensive income (loss)	(51)	343	—	(3)	289
Balance at February 28, 2019	$(224)	$360	$115	$(54)	$197

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax (expense) of $0 million, $(5) million, $0 million, $0 million and $(5) million, respectively.

(3)	Net of tax expense of $0 million, $5 million, $0 million, $0 million and $5 million, respectively.

The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Unaudited Condensed Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME				LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	FEBRUARY 29, 2020	FEBRUARY 28, 2019
Gains (losses) on foreign currency translation adjustment	$(1)	$—	$(1)	$—	Other expense (income), net
Total before tax	(1)	—	(1)	—
Tax (expense) benefit	—	—	—	—
Gain (loss) net of tax	(1)	—	(1)	—
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	(21)	1	(12)	9	Revenues
Foreign exchange forwards and options	110	34	287	—	Cost of sales
Foreign exchange forwards and options	—	—	(3)	—	Demand creation expense
Foreign exchange forwards and options	44	18	121	9	Other (income) expense, net
Interest rate swaps	(2)	(2)	(5)	(5)	Interest expense (income), net
Total before tax	131	51	388	13
Tax (expense)	—	(3)	(1)	(5)
Gain (loss) net of tax	131	48	387	8
Gains (losses) on other	—	(3)	—	8	Other (income) expense, net
Total before tax	—	(3)	—	8
Tax (expense)	—	—	—	—
Gain (loss) net of tax	—	(3)	—	8
Total net gain (loss) reclassified for the period	$130	$45	$386	$16

NOTE 11 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's revenues disaggregated by reportable operating segment, major product line and by distribution channel:

	THREE MONTHS ENDED FEBRUARY 29, 2020
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,628	$1,711	$1,075	$963	$—	$6,377	$455	$—	$6,832
Apparel	1,228	889	400	388	—	2,905	20	—	2,925
Equipment	123	109	31	63	—	326	5	—	331
Other	—	—	—	—	8	8	26	(18)	16
TOTAL REVENUES	$3,979	$2,709	$1,506	$1,414	$8	$9,616	$506	$(18)	$10,104
Revenues by:
Sales to Wholesale Customers	$2,521	$1,956	$881	$953	$—	$6,311	$330	$—	$6,641
Sales through Direct to Consumer	1,458	753	625	461	—	3,297	150	—	3,447
Other	—	—	—	—	8	8	26	(18)	16
TOTAL REVENUES	$3,979	$2,709	$1,506	$1,414	$8	$9,616	$506	$(18)	$10,104

	THREE MONTHS ENDED FEBRUARY 28, 2019
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,509	$1,589	$1,115	$909	$—	$6,122	$405	$—	$6,527
Apparel	1,173	750	444	340	—	2,707	27	—	2,734
Equipment	128	96	29	58	—	311	5	—	316
Other	—	—	—	—	8	8	26	—	34
TOTAL REVENUES	$3,810	$2,435	$1,588	$1,307	$8	$9,148	$463	$—	$9,611
Revenues by:
Sales to Wholesale Customers	$2,547	$1,785	$936	$906	$—	$6,174	$308	$—	$6,482
Sales through Direct to Consumer	1,263	650	652	401	—	2,966	129	—	3,095
Other	—	—	—	—	8	8	26	—	34
TOTAL REVENUES	$3,810	$2,435	$1,588	$1,307	$8	$9,148	$463	$—	$9,611

	NINE MONTHS ENDED FEBRUARY 29, 2020
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$7,723	$5,005	$3,486	$2,890	$—	$19,104	$1,367	$—	$20,471
Apparel	4,076	2,655	1,428	1,154	—	9,313	76	—	9,389
Equipment	455	359	118	183	—	1,115	20	—	1,135
Other	—	—	—	—	24	24	78	(7)	95
TOTAL REVENUES	$12,254	$8,019	$5,032	$4,227	$24	$29,556	$1,541	$(7)	$31,090
Revenues by:
Sales to Wholesale Customers	$8,119	$5,792	$2,895	$2,925	$—	$19,731	$983	$—	$20,714
Sales through Direct to Consumer	4,135	2,227	2,137	1,302	—	9,801	480	—	10,281
Other	—	—	—	—	24	24	78	(7)	95
TOTAL REVENUES	$12,254	$8,019	$5,032	$4,227	$24	$29,556	$1,541	$(7)	$31,090

	NINE MONTHS ENDED FEBRUARY 28, 2019
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$7,309	$4,650	$3,095	$2,669	$—	$17,723	$1,222	$—	$18,945
Apparel	3,985	2,374	1,314	1,032	—	8,705	93	—	8,798
Equipment	443	331	102	174	—	1,050	18	—	1,068
Other	—	—	—	—	33	33	82	7	122
TOTAL REVENUES	$11,737	$7,355	$4,511	$3,875	$33	$27,511	$1,415	$7	$28,933
Revenues by:
Sales to Wholesale Customers	$8,031	$5,318	$2,704	$2,777	$—	$18,830	$930	$—	$19,760
Sales through Direct to Consumer	3,706	2,037	1,807	1,098	—	8,648	403	—	9,051
Other	—	—	—	—	33	33	82	7	122
TOTAL REVENUES	$11,737	$7,355	$4,511	$3,875	$33	$27,511	$1,415	$7	$28,933

For the three and nine months ended February 29, 2020 and February 28, 2019, other revenues for Global Brand Divisions and Converse were primarily attributable to licensing businesses. For the three and nine months ended February 29, 2020 and February 28, 2019, other revenues for Corporate primarily consisted of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through the Company's central foreign exchange risk management program.
As of February 29, 2020 and May 31, 2019, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued Liabilities on the Unaudited Condensed Consolidated Balance Sheets.

NOTE 12 — OPERATING SEGMENTS
The Company's operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company's reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa (EMEA); Greater China; and Asia Pacific & Latin America (APLA), and include results for the NIKE and Jordan brands, with results for the Hurley brand included in North America. Refer to Note 14 — Acquisitions and Divestitures for information regarding the divestiture of the Company's wholly owned subsidiary, Hurley, and the planned transition of NIKE Brand businesses in certain countries within APLA to third-party distributors.
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
Corporate consists primarily of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to the Company's headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; and certain foreign currency gains and losses, including certain hedge gains and losses. For the three and nine months ended February 29, 2020, Corporate includes the non-recurring impairment charge, recognized as a result of the Company's decision to transition its operations in Brazil, Argentina, Chile and Uruguay to third-party distributors. This charge primarily reflects the anticipated release of associated non-cash cumulative foreign currency translation losses. For more information regarding this charge, refer to Note 14 — Acquisitions and Divestitures.
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

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	FEBRUARY 29, 2020	FEBRUARY 28, 2019
REVENUES
North America	$3,979	$3,810	$12,254	$11,737
Europe, Middle East & Africa	2,709	2,435	8,019	7,355
Greater China	1,506	1,588	5,032	4,511
Asia Pacific & Latin America	1,414	1,307	4,227	3,875
Global Brand Divisions	8	8	24	33
Total NIKE Brand	9,616	9,148	29,556	27,511
Converse	506	463	1,541	1,415
Corporate	(18)	—	(7)	7
TOTAL NIKE, INC. REVENUES	$10,104	$9,611	$31,090	$28,933
EARNINGS BEFORE INTEREST AND TAXES
North America	$937	$916	$2,912	$2,877
Europe, Middle East & Africa	575	538	1,694	1,489
Greater China	556	639	1,919	1,702
Asia Pacific & Latin America	387	339	1,105	983
Global Brand Divisions	(895)	(788)	(2,624)	(2,432)
Converse	96	79	324	221
Corporate	(763)	(420)	(1,600)	(1,245)
Interest expense (income), net	12	12	39	37
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$881	$1,291	$3,691	$3,558

	FEBRUARY 29,	MAY 31,
(Dollars in millions)	2020	2019
ACCOUNTS RECEIVABLE, NET
North America	$1,747	$1,718
Europe, Middle East & Africa	1,297	1,164
Greater China	398	245
Asia Pacific & Latin America(1)	587	771
Global Brand Divisions	108	105
Total NIKE Brand	4,137	4,003
Converse	290	243
Corporate	46	26
TOTAL ACCOUNTS RECEIVABLE, NET	$4,473	$4,272
INVENTORIES
North America	$2,222	$2,328
Europe, Middle East & Africa	1,501	1,390
Greater China	916	693
Asia Pacific & Latin America(1)	614	694
Global Brand Divisions	198	126
Total NIKE Brand	5,451	5,231
Converse	280	269
Corporate	76	122
TOTAL INVENTORIES	$5,807	$5,622

	FEBRUARY 29,	MAY 31,
(Dollars in millions)	2020	2019
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$655	$814
Europe, Middle East & Africa	857	929
Greater China	219	237
Asia Pacific & Latin America(1)	298	326
Global Brand Divisions	800	665
Total NIKE Brand	2,829	2,971
Converse	84	100
Corporate	1,870	1,673
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,783	$4,744

(1)	Excludes assets held-for-sale as of February 29, 2020. See Note 14 — Acquisitions and Divestitures for additional information.

NOTE 13 — LEASES
The Company primarily leases retail store space, certain distribution and warehouse facilities, office space, equipment and other non-real estate assets. The Company determines if an arrangement is a lease at inception and begins recording lease activity at the commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the asset. ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. The Company's incremental borrowing rate is used to determine the present value of future lease payments unless the implicit rate is readily determinable. As of and for the nine months ended February 29, 2020, finance leases were not a material component of the Company's lease portfolio.
Lease agreements may contain rent escalation clauses, renewal or termination options, rent holidays or certain landlord incentives, including tenant improvement allowances. ROU assets include amounts for scheduled rent increases and are reduced by the amount of lease incentives. The lease term includes the non-cancelable period of the lease and options to extend or terminate the lease when it is reasonably certain the Company will exercise those options. Certain lease agreements include variable lease payments, which are based on a percent of retail sales over specified levels or adjust periodically for inflation as a result of changes in a published index, primarily the Consumer Price Index.
Lease expense is recognized in Cost of sales or Operating overhead expense within the Unaudited Condensed Consolidated Statements of Income, based on the underlying nature of the leased asset. For the three months ended February 29, 2020, lease expense primarily consisted of operating lease costs of $137 million, and $83 million primarily related to variable lease costs which includes an immaterial amount of short-term lease costs. For the nine months ended February 29, 2020, lease expense primarily consisted of operating lease costs of $425 million, and $270 million primarily related to variable lease costs which includes an immaterial amount of short-term lease costs.
Amounts of future undiscounted cash flows related to operating lease payments over the lease term are as follows and are reconciled to the present value of the operating lease liabilities as recorded on the Unaudited Condensed Consolidated Balance Sheets:

(Dollars in millions)	AS OF FEBRUARY 29, 2020(1)
Remainder of Fiscal 2020	$139
Fiscal 2021	538
Fiscal 2022	478
Fiscal 2023	420
Fiscal 2024	381
Thereafter	1,672
Total undiscounted future cash flows related to lease payments	$3,628
Less: Interest	448
Present value of lease liabilities	$3,180

(1)	Excludes $292 million of future operating lease payments for lease agreements signed but not yet commenced.

Amounts of minimum future annual commitments under non-cancelable operating and capital leases in accordance with Topic 840 were as follows:

	AS OF MAY 31, 2019
(Dollars in millions)	OPERATING LEASES	CAPITAL LEASES AND OTHER FINANCING OBLIGATIONS(1)	TOTAL
Fiscal 2020	$553	$32	$585
Fiscal 2021	513	34	547
Fiscal 2022	441	40	481
Fiscal 2023	386	37	423
Fiscal 2024	345	34	379
Thereafter	1,494	197	1,691
TOTAL	$3,732	$374	$4,106

(1)	Capital leases and other financing obligations include payments related to build-to-suit lease arrangements.
The following table includes the weighted average remaining lease terms, in years, and the weighted average discount rate used to calculate the present value of operating lease liabilities:

AS OF FEBRUARY 29,
2020
Weighted-average remaining lease term (years)	8.6
Weighted-average discount rate	2.6%

The following table includes supplemental cash and non-cash information related to operating leases:

NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$407
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities(1)	$368

(1)	Excludes the amount initially capitalized in conjunction with the adoption of Topic 842.

NOTE 14 — ACQUISITIONS AND DIVESTITURES
ACQUISITIONS
During fiscal 2020 and 2019, the Company made multiple acquisitions focused on gaining new capabilities to fuel its Consumer Direct Offense strategy, serving consumers personally at a global scale. The impact of acquisitions, individually and in the aggregate, was not considered material to the Company’s Unaudited Condensed Consolidated Financial Statements.
DIVESTITURES
During the third quarter of fiscal 2020, as a result of the Company’s decision to transition its wholesale and direct to consumer operating model in certain countries within its APLA operating segment, the Company signed definitive agreements to sell its NIKE Brand businesses in Brazil, Argentina, Chile and Uruguay to third-party distributors. Specifically, NIKE entered into agreements to sell its operations in Argentina, Chile and Uruguay to Grupo Axo and to sell substantially all of its operations in Brazil to Grupo SBF S.A., through its wholly owned subsidiary. The Company will retain a small operation in Brazil focused on certain sports marketing assets, local manufacturing and Converse. These transactions are expected to close in the first half of fiscal 2021, with Grupo SBF S.A.’s transaction subject to Brazil Antitrust Authority approvals.
As a result of this decision, the related assets and liabilities of these entities were classified as held-for-sale on the Unaudited Condensed Consolidated Balance Sheets as of February 29, 2020, which consisted of the following:

•
Assets of $524 million, primarily consisting of $217 million of Inventories and $210 million of Accounts receivable, net which were reclassified to Prepaid expenses and other current assets on the Company’s Unaudited Condensed Consolidated Balance Sheets; and

•
Liabilities of $158 million, primarily consisting of $84 million of Accrued liabilities, as well as $60 million of Accounts Payable, which was reclassified to Accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets.

Upon meeting the criteria for held-for-sale classification, the Company recognized a non-recurring impairment charge of $400 million within Other (income) expense, net on the Unaudited Condensed Consolidated Statements of Income, classified within Corporate, and a corresponding allowance within Accrued Liabilities on the Unaudited Condensed Consolidated Balance Sheets. This charge was primarily due to the anticipated release of non-cash cumulative foreign currency translation losses, which were included as part of the carrying value of the Argentina, Chile and Uruguay disposal groups when measuring for impairment. These losses will be reclassified from Accumulated other comprehensive income (loss) to Net income upon closure of the transaction. For more information see Note 4 — Fair Value Measurements.
On October 29, 2019, the Company signed a definitive agreement to sell the assets and liabilities of its wholly owned subsidiary brand, Hurley. The transaction closed on December 6, 2019, and the impacts of the divestiture are not considered material to the Company.

NOTE 15 — SUBSEQUENT EVENTS
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. Subsequent to the end of the third quarter of fiscal 2020, nearly all NIKE-owned stores outside of Greater China and Korea were closed to help curb the spread of COVID-19 and there can be no assurance as to how long these closures may remain in effect. Furthermore, even after reopening there can be no assurance as to the time required to regain operations and sales at prior levels. Given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on its financial condition, results of operations or cash flows for the foreseeable future. However, the Company expects it will have a material, adverse impact on future revenue growth as well as overall profitability and may lead to higher than normal inventory levels, revised payment terms with certain wholesale customers, higher sales-related reserves, factory cancellation costs and a volatile effective tax rate driven by changes in the mix of earnings across the Company's jurisdictions.
In response to the uncertainty of the circumstances described above, the Company has enhanced its liquidity position through the following actions as described below.
On March 27, 2020, the Company issued senior unsecured notes, as outlined in the table below:

Scheduled Maturity (Dollars in millions)	ORIGINAL PRINCIPAL	INTEREST RATE	INTEREST PAYMENTS
Corporate Term Debt:(1)(2)
March 27, 2025	$1,000	2.40%	Semi-Annually
March 27, 2027	1,000	2.75%	Semi-Annually
March 27, 2030	1,500	2.85%	Semi-Annually
March 27, 2040	1,000	3.25%	Semi-Annually
March 27, 2050	1,500	3.38%	Semi-Annually
TOTAL ISSUANCE	$6,000

(1)	These senior unsecured obligations rank equally with the Company's other unsecured and unsubordinated indebtedness.

(2)
The bonds are redeemable at the Company's option up to one, two, three, six and six months prior to the scheduled maturity date for the bonds maturing in 2025, 2027, 2030, 2040 and 2050, respectively, at a price equal to the greater of (i) 100% of the aggregate principal amount of the bonds to be redeemed or (ii) the sum of the present values of the remaining scheduled payments, plus in each case, accrued and unpaid interest. Within one, two, three, six and six months to scheduled maturity, respectively, the bonds also feature a par call provision, which allows for the bonds to be redeemed at a price equal to 100% of the aggregate principal amount of the bonds being redeemed, plus accrued and unpaid interest.

As of April 7, 2020, the Company had $1 billion of borrowings outstanding under its $2 billion commercial paper program at a weighted average rate of 1.65%.
On April 6, 2020, the Company entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, in addition to the existing credit facility discussed in Note 5 — Short-Term Borrowings and Credit Lines. The new facility matures on April 5, 2021. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 1.05%. The facility fee is 0.20% of the total commitment. As of April 7, 2020, no amounts were outstanding under this committed credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
NIKE designs, develops, markets and sells athletic footwear, apparel, equipment, accessories and services worldwide. We are the largest seller of athletic footwear and apparel in the world. We sell our products through NIKE-owned retail stores and through digital platforms (which we refer to collectively as our “NIKE Direct” operations), to retail accounts and to a mix of independent distributors, licensees and sales representatives in virtually all countries around the world. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment and accessories businesses. Our strategy is to achieve long-term revenue growth by creating innovative, “must-have” products, building deep personal consumer connections with our brands and delivering compelling consumer experiences through digital platforms and at retail. Through the Consumer Direct Offense, we are focusing on our Triple Double strategy, with the objective of doubling the impact of innovation, increasing our speed and agility to market and growing our direct connections with consumers.
COVID-19 UPDATE
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. As a result, COVID-19 has impacted our business globally, including through store closures or reduced operating hours and decreased retail traffic. In particular, the outbreak and preventive measures taken to help curb the spread had material adverse impacts on our operations and business results in Greater China during the third quarter of fiscal 2020, following the temporary closure of, or reduced operating hours in, approximately 75 percent of NIKE-owned and partner stores within the region. Similarly, subsequent to the end of the third quarter of fiscal 2020, nearly all NIKE-owned stores outside of Greater China and Korea are closed to reduce the spread of COVID-19 and at this time we cannot reasonably estimate the length of time these closures will remain in effect. Certain of our wholesale partners have also closed stores, or reduced operating hours, resulting in lower than expected sales and a slowing of receipt of shipments of product from NIKE. Furthermore, even after reopening there can be no assurance as to the time required to regain operations and sales at prior levels.
COVID-19 has also impacted our distribution centers and our third-party manufacturing partners and other vendors, including through the effects of facility closures, reductions in operating hours, labor shortages, and real time changes in operating procedures to accommodate social distancing guidelines and additional cleaning and disinfection procedures.
In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees and we have closed our stores. However, our digital commerce remains open, supported by the employees in the distribution centers. During the third quarter of fiscal 2020 digital remained our fastest growing channel, growing 36% on a currency-neutral basis with each of our Geographies and Converse exceeding 30% of digital revenue growth in the quarter. Additionally, as of early April 2020, approximately 95 percent of NIKE-owned and partner stores in Greater China are open. We are beginning to see our Greater China business recover with continued strong digital demand and retail store traffic increasing on a week-over-week basis. In North America and EMEA, digital commerce continues to experience strong demand versus the prior year.
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it will have a material adverse impact on our future revenue growth as well as our overall profitability and may lead to higher than normal inventory levels and revised payment terms with certain of our wholesale customers, higher sales-related reserves, factory cancellation costs and a volatile effective tax rate driven by changes in the mix of earnings across the Company's jurisdictions.
THIRD QUARTER OVERVIEW
As we continue to execute against the Consumer Direct Offense, we are focused on optimizing country operating models across our global portfolio and we remain committed to investing in our most significant growth opportunities. During the third quarter of fiscal 2020, we announced our intention to sell our NIKE Brand businesses in Brazil, Argentina, Chile and Uruguay to strategic third-party distributors in an effort to more personally serve consumers in these respective marketplaces while driving sustainable, profitable growth. These transactions are expected to close in the first half of fiscal 2021. As a result of this decision, the related assets and liabilities of these entities were classified as held-for-sale on the Unaudited Condensed Consolidated Balance Sheets as of February 29, 2020. Additionally, we recognized a non-recurring impairment charge of $400 million, within Other (income) expense, net on the Unaudited Condensed Consolidated Statements of Income, classified within Corporate. This charge was primarily due to the anticipated release of non-cash cumulative foreign currency translation losses, and could fluctuate due to changes in exchange rates up to the date of close. In future quarters, as we shift from a wholesale and direct to consumer operating model to a distributor operating model within these countries, we expect consolidated NIKE, Inc. and APLA revenue growth will be reduced due to differences in commercial terms. However, we expect the future operating model to have a favorable impact on our overall profitability as we reduce selling and administrative expenses, as well as lessen exposure to foreign exchange rate volatility.
On October 29, 2019, we signed a definitive agreement to sell the assets and liabilities of our wholly owned subsidiary brand, Hurley. The transaction closed on December 6, 2019, and the impacts of the divestiture are not considered material to the Company.
For the third quarter of fiscal 2020, NIKE, Inc. Revenues increased 5% to $10.1 billion compared to the third quarter of fiscal 2019. On a currency-neutral basis, Revenues increased 7%. Net income was $847 million and diluted earnings per common share was $0.53 for the third quarter of fiscal 2020, compared to Net income of $1,101 million and diluted earnings per common share of $0.68 for the third quarter of fiscal 2019.
Income before income taxes decreased 32% compared to the third quarter of fiscal 2019, as revenue growth was offset by the $400 million non-recurring impairment charge related to our transition to a distributor model in Brazil, Argentina, Chile and Uruguay, a decline in gross margin, as well as higher selling and administrative expense. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, delivered 5% revenue growth. On a currency-neutral basis, NIKE Brand revenues grew 6%, driven by higher revenues in EMEA, North America and APLA, offset by declines in Greater China as a result of the impacts from COVID-19. Additionally, NIKE Brand revenues experienced growth across footwear and apparel, as well as in nearly all key categories, primarily Sportswear and the Jordan Brand. Revenues for Converse increased 9% and 11% on a reported and currency-neutral basis, respectively, mainly driven by double-digit growth in Europe, as well as through digital globally.
Our effective tax rate was 3.9% for the third quarter of fiscal 2020 compared to 14.7% for the third quarter of fiscal 2019, primarily due to the proportion of income earned in the U.S. and discrete items including a more favorable impact from stock-based compensation, as well as benefits related to a modification of the treatment of certain research and development expenditures.
Diluted earnings per common share reflects a 1% decline in the weighted average diluted common shares outstanding, driven by our share repurchase program.
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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions, except per share data)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE
Revenues	$10,104	$9,611	5%	$31,090	$28,933	7%
Cost of sales	5,631	5,272	7%	17,202	16,092	7%
Gross profit	4,473	4,339	3%	13,888	12,841	8%
Gross margin	44.3%	45.1%		44.7%	44.4%
Demand creation expense	870	865	1%	2,769	2,739	1%
Operating overhead expense	2,413	2,226	8%	7,166	6,557	9%
Total selling and administrative expense	3,283	3,091	6%	9,935	9,296	7%
% of revenues	32.5%	32.2%		32.0%	32.1%
Interest expense (income), net	12	12	—	39	37	—
Other (income) expense, net	297	(55)	—	223	(50)	—
Income before income taxes	881	1,291	-32%	3,691	3,558	4%
Income tax expense	34	190	-82%	362	518	-30%
Effective tax rate	3.9%	14.7%		9.8%	14.6%
NET INCOME	$847	$1,101	-23%	$3,329	$3,040	10%
Diluted earnings per common share	$0.53	$0.68	-22%	$2.09	$1.87	12%

CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$6,377	$6,122	4%	5%	$19,104	$17,723	8%	10%
Apparel	2,905	2,707	7%	9%	9,313	8,705	7%	9%
Equipment	326	311	5%	6%	1,115	1,050	6%	9%
Global Brand Divisions(2)	8	8	0%	2%	24	33	-27%	-26%
Total NIKE Brand Revenues	9,616	9,148	5%	6%	29,556	27,511	7%	10%
Converse	506	463	9%	11%	1,541	1,415	9%	11%
Corporate(3)	(18)	—	—	—	(7)	7	—	—
TOTAL NIKE, INC. REVENUES	$10,104	$9,611	5%	7%	$31,090	$28,933	7%	10%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,311	$6,174	2%	4%	$19,731	$18,830	5%	7%
Sales through NIKE Direct	3,297	2,966	11%	13%	9,801	8,648	13%	16%
Global Brand Divisions(2)	8	8	0%	2%	24	33	-27%	-26%
TOTAL NIKE BRAND REVENUES	$9,616	$9,148	5%	6%	$29,556	$27,511	7%	10%

(1)	The percent change excluding currency changes represents a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" for further information.

(2)	Global Brand Divisions revenues are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

(3)
Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.

THIRD QUARTER OF FISCAL 2020 COMPARED TO THIRD QUARTER OF FISCAL 2019
On a currency-neutral basis, NIKE, Inc. Revenues grew 7% for the third quarter of fiscal 2020, driven by growth in both the NIKE Brand and Converse. Higher revenues in Europe, Middle East & Africa (EMEA) contributed approximately 3 percentage points of growth to NIKE, Inc. Revenues; Asia Pacific & Latin America (APLA) and North America each contributed approximately 2 percentage points and Converse contributed approximately 1 percentage point of growth. As a result of the impacts from COVID-19, Revenues for Greater China declined in the third quarter of fiscal 2020, reducing NIKE, Inc. Revenues by approximately 1 percentage point.
On a currency-neutral basis, NIKE Brand footwear revenues increased 5%, driven by growth in most key categories, primarily Sportswear and the Jordan Brand. Unit sales of footwear increased 1% and higher average selling price (ASP) per pair contributed approximately 4 percentage points of footwear revenue growth, primarily due to higher full-price ASP, on a wholesale equivalent basis, as well as higher NIKE Direct ASP and the favorable impact of growth in our NIKE Direct business.
Currency-neutral NIKE Brand apparel revenues grew 9%, fueled by growth in nearly all key categories, most notably Sportswear and, to a lesser extent, Training. Unit sales of apparel increased 8% and higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth.
On a reported basis, NIKE Direct revenues represented approximately 34% of our total NIKE Brand revenues for the third quarter of fiscal 2020 compared to 32% for the third quarter of fiscal 2019. Digital commerce sales were $1.4 billion for the third quarter of fiscal 2020 compared to $1.0 billion for the third quarter of fiscal 2019. On a currency-neutral basis, NIKE Direct revenues increased 13%, driven by digital commerce sales growth of 36% and comparable store sales growth of 1%, partially offset by certain store closures as we continually optimize our fleet to meet consumer demand across physical and digital channels. Comparable store sales, which exclude digital commerce sales, comprises revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Comparable store sales includes revenues from stores that were temporarily closed during the period as a result of

COVID-19. Comparable store sales represents a performance measure that we believe is useful information for management and investors in understanding the performance of our established NIKE-owned in-line and factory stores. Management considers this metric when making financial and operating decisions. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of this metric may not be comparable to similarly titled measures used by other companies.
FIRST NINE MONTHS OF FISCAL 2020 COMPARED TO FIRST NINE MONTHS OF FISCAL 2019
On a currency-neutral basis, NIKE, Inc. Revenues grew 10% for the first nine months of fiscal 2020, driven by broad-based growth across all NIKE Brand geographies and Converse. Higher revenues in EMEA contributed approximately 3 percentage points of growth to NIKE, Inc. Revenues. Greater China, APLA and North America each contributed approximately 2 percentage points of growth, while Converse contributed approximately 1 percentage point of growth.
On a currency-neutral basis, NIKE Brand footwear revenues increased 10%, driven by growth in several key categories, led by Sportswear and the Jordan Brand. Unit sales of footwear increased 4% and higher ASP per pair contributed approximately 6 percentage points of footwear revenue growth, primarily due to higher full-price and NIKE Direct ASPs, as well as the favorable impact of growth in our NIKE Direct business.
Currency-neutral NIKE Brand apparel revenues grew 9%, fueled by growth in nearly all key categories, primarily Sportswear and, to a lesser extent, the Jordan Brand and Training. Unit sales of apparel increased 7% and higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth, primarily due to higher full-price ASP.
On a reported basis, NIKE Direct revenues represented approximately 33% of our total NIKE Brand revenues for the first nine months of fiscal 2020 compared to 31% for the first nine months of fiscal 2019. Digital commerce sales were $3.8 billion for the first nine months of fiscal 2020 compared to $2.8 billion for the first nine months of fiscal 2019. On a currency-neutral basis, NIKE Direct revenues increased 16% for the first nine months of fiscal 2020, driven by digital commerce sales growth of 38%, comparable store sales growth of 5% and the addition of new stores.
GROSS MARGIN

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE
Gross Profit	$4,473	$4,339	3%	$13,888	$12,841	8%
Gross Margin	44.3%	45.1%	(80) bps	44.7%	44.4%	30	bps
For the third quarter of fiscal 2020, our consolidated gross margin was 80 basis points lower than the respective prior year period and reflected unfavorable impacts from COVID-19 as a result of a lower mix of sales from Greater China, our highest margin geography, as well as increased rebates extended to wholesale partners in Greater China and higher factory cancellation costs to re-balance global supply and demand. Specifically, the change in gross margin reflected the following factors:

•
Lower NIKE Brand full-price ASP, net of discounts, as higher full-price ASP in North America and APLA was more than offset by lower full-price ASP in EMEA and higher discounts in Greater China in response to COVID-19 (decreasing gross margin approximately 10 basis points);

•
Higher other costs which partially reflects increased warehousing and freight costs, driven by supply chain investments globally, as well as higher factory cancellations as a result of COVID-19 and higher inventory obsolescence (decreasing gross margin approximately 60 basis points);

•	Unfavorable changes in net foreign currency exchange rates, including hedges, (decreasing gross margin approximately 50 basis points);

•	Favorable impacts from higher off-price margins (increasing gross margin approximately 30 basis points); and

•	Higher gross margin from Converse (increasing gross margin approximately 10 basis points).
For the first nine months of fiscal 2020, our consolidated gross margin was 30 basis points higher than the respective prior year period, primarily reflecting the following factors:

•	Higher NIKE Brand full-price ASP, net of discounts, (increasing gross margin approximately 90 basis points);

•	The favorable impact of growth in our higher margin NIKE Direct business as well as higher NIKE Direct margins (increasing gross margin approximately 20 basis points);

•	Higher gross margin from Converse (increasing gross margin approximately 20 basis points);

•	Higher NIKE Brand product costs, on a wholesale equivalent basis, (decreasing gross margin approximately 60 basis points); and

•	Unfavorable changes in net foreign currency exchange rates, including hedges, (decreasing gross margin approximately 40 basis points).
TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE
Demand creation expense(1)	$870	$865	1%	$2,769	$2,739	1%
Operating overhead expense	2,413	2,226	8%	7,166	6,557	9%
Total selling and administrative expense	$3,283	$3,091	6%	$9,935	$9,296	7%
% of revenues	32.5%	32.2%	30 bps	32.0%	32.1%	(10) bps

(1)
Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary product, television, digital and print advertising and media costs, brand events and retail brand presentation.

THIRD QUARTER OF FISCAL 2020 COMPARED TO THIRD QUARTER OF FISCAL 2019
Demand creation expense increased 1% for the third quarter of fiscal 2020, primarily due to key brand moments. Changes in foreign currency exchange rates decreased Demand creation expense by approximately 1 percentage point.
Operating overhead expense increased 8% driven by wage-related and administrative expenses, which in part reflects investments in data and analytics and other enterprise-wide transformational capabilities, particularly in NIKE Direct and global operations, as well as investments in a new enterprise resource planning tool to accelerate our end-to-end digital transformation. Changes in foreign currency exchange rates decreased Operating overhead expense by approximately 1 percentage point.
FIRST NINE MONTHS OF FISCAL 2020 COMPARED TO FIRST NINE MONTHS OF FISCAL 2019
Demand creation expense increased 1% for the first nine months of fiscal 2020 as higher advertising and marketing expenses, as well as higher sports marketing investments, were partially offset by lower retail brand presentation costs. Changes in foreign currency exchange rates decreased Demand creation expense by approximately 2 percentage points.
Operating overhead expense increased 9% primarily driven by higher wage-related and administrative expenses, which in part reflects continued investments to support our transformational capabilities, including innovation, data and analytics, digital commerce platforms and investments in a new enterprise resource planning tool to accelerate our end-to-end digital transformation. Changes in foreign currency exchange rates decreased Operating overhead expense by approximately 1 percentage point.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	FEBRUARY 29, 2020	FEBRUARY 28, 2019
Other (income) expense, net	$297	$(55)	$223	$(50)
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the third quarter of fiscal 2020, Other (income) expense, net changed from $55 million of other income, net to $297 million of other expense, net in the current year, primarily due to the $400 million non-recurring impairment charge. For more information see Note 14 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
For the first nine months of fiscal 2020, Other (income) expense, net changed from $50 million of other income, net to $223 million of other expense, net in the current year, primarily due to the non-recurring impairment charge of $400 million noted above. This was offset by an $83 million net beneficial change in foreign currency conversion gains and losses, including hedges.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had unfavorable impacts of approximately $20 million and $112 million on our Income before income taxes for the third quarter and first nine months of fiscal 2020, respectively.

INCOME TAXES

	THREE MONTHS ENDED			NINE MONTHS ENDED
	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE
Effective tax rate	3.9%	14.7%	(1,080) bps	9.8%	14.6%	(480) bps
Our effective tax rate was 3.9% and 9.8% for the third quarter and first nine months of fiscal 2020, respectively, compared to 14.7% and 14.6% for the respective prior year periods. The decrease in our effective tax rate was primarily due to the proportion of income earned in the U.S. and discrete items including a more favorable impact from stock-based compensation, as well as benefits related to a modification of the treatment of certain research and development expenditures. Refer to Note 15 — Subsequent Events within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

OPERATING SEGMENTS
Our operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company's reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa (EMEA); Greater China; and Asia Pacific & Latin America (APLA), and include results for the NIKE and Jordan brands, with results for the Hurley brand included in North America. Refer to Note 14 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional information. The Company's NIKE Direct operations are managed within each geographic operating segment. Converse is also a reportable operating segment for the Company, and operates predominately in one industry: the design, marketing, licensing and selling of athletic lifestyle sneakers, apparel and accessories.
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
The breakdown of revenues is as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$3,979	$3,810	4%	4%	$12,254	$11,737	4%	4%
Europe, Middle East & Africa	2,709	2,435	11%	13%	8,019	7,355	9%	13%
Greater China	1,506	1,588	-5%	-4%	5,032	4,511	12%	15%
Asia Pacific & Latin America	1,414	1,307	8%	13%	4,227	3,875	9%	15%
Global Brand Divisions(2)	8	8	0%	2%	24	33	-27%	-26%
TOTAL NIKE BRAND	9,616	9,148	5%	6%	29,556	27,511	7%	10%
Converse	506	463	9%	11%	1,541	1,415	9%	11%
Corporate(3)	(18)	—	—	—	(7)	7	—	—
TOTAL NIKE, INC. REVENUES	$10,104	$9,611	5%	7%	$31,090	$28,933	7%	10%

(1)	The percent change excluding currency changes represents a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" for further information.

(2)	Global Brand Divisions revenues are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

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

The breakdown of earnings before interest and taxes is as follows:

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE
North America	$937	$916	2%	$2,912	$2,877	1%
Europe, Middle East & Africa	575	538	7%	1,694	1,489	14%
Greater China	556	639	-13%	1,919	1,702	13%
Asia Pacific & Latin America	387	339	14%	1,105	983	12%
Global Brand Divisions	(895)	(788)	-14%	(2,624)	(2,432)	-8%
TOTAL NIKE BRAND(1)	1,560	1,644	-5%	5,006	4,619	8%
Converse	96	79	22%	324	221	47%
Corporate	(763)	(420)	-82%	(1,600)	(1,245)	-29%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	893	1,303	-31%	3,730	3,595	4%
Interest expense (income), net	12	12	—	39	37	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$881	$1,291	-32%	$3,691	$3,558	4%

(1)	Total NIKE Brand EBIT and Total NIKE, Inc. EBIT represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for further information.
NORTH AMERICA

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$2,628	$2,509	5%	5%	$7,723	$7,309	6%	6%
Apparel	1,228	1,173	5%	5%	4,076	3,985	2%	2%
Equipment	123	128	-4%	-4%	455	443	3%	3%
TOTAL REVENUES	$3,979	$3,810	4%	4%	$12,254	$11,737	4%	4%
Revenues by:
Sales to Wholesale Customers	$2,521	$2,547	-1%	-1%	$8,119	$8,031	1%	1%
Sales through NIKE Direct	1,458	1,263	15%	15%	4,135	3,706	12%	12%
TOTAL REVENUES	$3,979	$3,810	4%	4%	$12,254	$11,737	4%	4%
EARNINGS BEFORE INTEREST AND TAXES	$937	$916	2%		$2,912	$2,877	1%
We believe there continues to be a meaningful shift in the way consumers shop for product and make purchasing decisions. Consumers are demanding a constant flow of fresh and innovative product, and have an expectation for superior service and rapid delivery, all fueled by the shift toward digital and mono-brand experiences in NIKE Direct. Specifically, in North America we anticipate continued evolution within the retail landscape, driven by shifting consumer traffic patterns across digital and physical channels. The evolution of the North America marketplace is resulting in third-party retail store closures, which is expected to be further accelerated as a result of the effects of COVID-19; however, we remain focused on building long-term momentum with our differentiated strategic wholesale customers, fueled by our deliberate shifts in product allocations and investments in enhanced consumer experiences leveraging digital.
THIRD QUARTER OF FISCAL 2020 COMPARED TO THIRD QUARTER OF FISCAL 2019
On a currency-neutral basis, North America revenues for the third quarter of fiscal 2020 increased 4%, driven by growth in several key categories, primarily Sportswear. NIKE Direct revenues increased 15% as digital commerce sales growth of 33% and comparable store sales growth of 6% more than offset declines from certain store closures as we continually optimize our fleet to meet consumer demand across physical and digital channels.

Footwear revenues increased 5% on a currency-neutral basis, driven by growth in several key categories, primarily Sportswear. Unit sales of footwear were flat and higher ASP per pair contributed approximately 5 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, as well as the favorable impact of growth in our NIKE Direct business.
On a currency-neutral basis, apparel revenues increased 5%, driven by higher revenues in most key categories, led by Sportswear. Unit sales of apparel increased 2%, while higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth. The increase in ASP per unit was driven by the favorable impact of growth in our NIKE Direct business, as well as higher NIKE Direct and full-price ASPs, which more than offset a reduction in off-price ASP.
Reported EBIT increased 2% as higher revenues more than offset a decline in gross margin and higher selling and administrative expense. Gross margin decreased approximately 40 basis points primarily due to higher product costs, reflecting the impact of incremental tariffs in the United States on product imported from China, and higher other costs, partially offset by higher full-price ASP. Selling and administrative expense grew due to higher operating overhead and demand creation expense. Operating overhead expense increased primarily as a result of higher bad debt expense related to specific reserves for undifferentiated wholesale customers, as well as higher administrative costs. The increase in demand creation expense was primarily due to higher advertising and marketing costs, as well as higher sports marketing expense, partially offset by lower retail brand presentation costs.
FIRST NINE MONTHS OF FISCAL 2020 COMPARED TO FIRST NINE MONTHS OF FISCAL 2019
On a currency-neutral basis, North America revenues for the first nine months of fiscal 2020 increased 4% driven by growth in Sportswear and the Jordan Brand, partially offset by a decline in Running. NIKE Direct revenues increased 12%, primarily due to digital commerce sales growth of 32%, comparable store sales growth of 1% and the addition of new stores.
Footwear revenues increased 6% on a currency-neutral basis, driven by growth in several key categories, most notably Sportswear and the Jordan Brand, which more than offset a decline in Running. Unit sales of footwear increased 1%, while higher ASP per pair contributed approximately 5 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, the favorable impact of growth in our NIKE Direct business and higher NIKE Direct ASP.
On a currency-neutral basis, apparel revenues increased 2%, driven by growth in several key categories, primarily Sportswear. Unit sales of apparel increased 1%, while higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth. The increase in ASP per unit was driven by higher full-price ASP, in part reflecting lower discounts.
Reported EBIT increased 1% as higher revenues more than offset a decline in gross margin and higher selling and administrative expense. Gross margin decreased approximately 70 basis points as higher product costs, in part reflecting the impact of incremental tariffs, more than offset higher full-price ASP. Selling and administrative expense grew due to higher operating overhead and demand creation expense. Operating overhead expense increased primarily as a result of higher wage-related expenses within our NIKE Direct operations, as well as higher administrative costs. The increase in demand creation expense was primarily due to higher sports marketing expense, as well as higher advertising and marketing costs, partially offset by lower retail brand presentation costs.

EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,711	$1,589	8%	9%	$5,005	$4,650	8%	11%
Apparel	889	750	19%	20%	2,655	2,374	12%	15%
Equipment	109	96	14%	14%	359	331	8%	12%
TOTAL REVENUES	$2,709	$2,435	11%	13%	$8,019	$7,355	9%	13%
Revenues by:
Sales to Wholesale Customers	$1,956	$1,785	10%	11%	$5,792	$5,318	9%	13%
Sales through NIKE Direct	753	650	16%	18%	2,227	2,037	9%	13%
TOTAL REVENUES	$2,709	$2,435	11%	13%	$8,019	$7,355	9%	13%
EARNINGS BEFORE INTEREST AND TAXES	$575	$538	7%		$1,694	$1,489	14%
THIRD QUARTER OF FISCAL 2020 COMPARED TO THIRD QUARTER OF FISCAL 2019
On a currency-neutral basis, EMEA revenues for the third quarter of fiscal 2020 grew 13%, driven by higher revenues across all territories, most notably UK & Ireland and Central Europe, which grew 22% and 13%, respectively. Revenues increased in all key categories, led by Sportswear, the Jordan Brand and Training. NIKE Direct revenues increased 18% as digital commerce sales growth of 43% and comparable store sales growth of 6% more than offset declines from certain store closures as we continually optimize our fleet to meet consumer demand across physical and digital channels.
Currency-neutral footwear revenues grew 9%, driven by higher revenues in nearly all key categories, led by the Jordan Brand and Sportswear. Unit sales of footwear increased 6% and higher ASP per pair contributed approximately 3 percentage points of footwear revenue growth. Higher ASP per pair primarily resulted from higher NIKE Direct and full-price ASPs.
Currency-neutral apparel revenues increased 20% due to growth in all key categories, led by Sportswear and Training. Unit sales of apparel increased 21% while lower ASP per unit reduced apparel revenues by approximately 1 percentage point. Lower ASP per unit was primarily due to a lower mix of NIKE Direct sales as well as lower NIKE Direct ASP.
Reported EBIT increased 7% as higher revenues and selling and administrative expense leverage more than offset a decline in gross margin. Gross margin decreased approximately 300 basis points primarily due to unfavorable changes in standard foreign currency exchange rates and lower full-price ASP, which more than offset lower product costs. Selling and administrative expense was relatively flat. Demand creation expense was mostly unchanged as higher sports marketing expense was offset by lower advertising and marketing costs. Operating overhead expense was relatively flat as higher administrative costs and bad debt expense were offset by lower wage-related expenses.
FIRST NINE MONTHS OF FISCAL 2020 COMPARED TO FIRST NINE MONTHS OF FISCAL 2019
On a currency-neutral basis, EMEA revenues for the first nine months of fiscal 2020 grew 13%, driven by higher revenues across all territories, most notably UK & Ireland, Central Europe and Eastern Europe, which grew 18%, 12% and 18%, respectively. Revenues increased in nearly all key categories, led by Sportswear and, to a lesser extent, the Jordan Brand. NIKE Direct revenues increased 13% as digital commerce sales growth of 33% and comparable store sales growth of 6% more than offset declines from certain store closures as we continually optimize our fleet to meet consumer demand across physical and digital channels.
Currency-neutral footwear revenues grew 11%, driven by higher revenues in nearly all key categories, led by Sportswear and the Jordan Brand. Unit sales of footwear increased 6% and higher ASP per pair contributed approximately 5 percentage points of footwear revenue growth. Higher ASP per pair primarily resulted from higher full-price and NIKE Direct ASPs.
Currency-neutral apparel revenues increased 15% due to growth in nearly all key categories, led by Sportswear. Unit sales of apparel increased 14% and higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price ASP.
Reported EBIT increased 14% for the first nine months of fiscal 2020, as higher revenues and selling and administrative expense leverage more than offset a decline in gross margin. Gross margin decreased approximately 30 basis points as unfavorable changes in standard foreign currency exchange rates more than offset lower product costs and higher full-price ASP. Selling and administrative expense increased due to higher demand creation and operating overhead expense. The increase in demand creation expense was driven by higher sports marketing expense, as well as higher advertising and marketing costs, partially offset by lower retail brand presentation costs. Growth in operating overhead expense was primarily due to higher bad debt expense and wage-related costs.
GREATER CHINA

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,075	$1,115	-4%	-3%	$3,486	$3,095	13%	16%
Apparel	400	444	-10%	-9%	1,428	1,314	9%	12%
Equipment	31	29	7%	3%	118	102	16%	18%
TOTAL REVENUES	$1,506	$1,588	-5%	-4%	$5,032	$4,511	12%	15%
Revenues by:
Sales to Wholesale Customers	$881	$936	-6%	-5%	$2,895	$2,704	7%	10%
Sales through NIKE Direct	625	652	-4%	-3%	2,137	1,807	18%	21%
TOTAL REVENUES	$1,506	$1,588	-5%	-4%	$5,032	$4,511	12%	15%
EARNINGS BEFORE INTEREST AND TAXES	$556	$639	-13%		$1,919	$1,702	13%
THIRD QUARTER OF FISCAL 2020 COMPARED TO THIRD QUARTER OF FISCAL 2019
On a currency-neutral basis, Greater China revenues for the third quarter of fiscal 2020 decreased 4% as growth in the Jordan Brand was more than offset by declines in all other key categories, primarily Sportswear and Running. NIKE Direct revenues decreased 3% as comparable store sales contracted 22% and new store sales declined, both due to temporary store closures or stores operating on reduced hours as a result of COVID-19. These declines were only partially offset by digital commerce sales growth of 32%.
Currency-neutral footwear revenues contracted 3% for the third quarter of fiscal 2020 as declines in most key categories, primarily Sportswear, were only partially offset by growth in the Jordan Brand. Unit sales of footwear decreased 5%, partially offset by higher ASP per pair contributing approximately 2 percentage points, driven by higher NIKE Direct ASP.
Currency-neutral apparel revenues decreased 9% for the third quarter of fiscal 2020 due to declines in nearly all key categories, primarily Running and Sportswear. Unit sales of apparel decreased 12%, partially offset by higher ASP per unit contributing approximately 3 percentage points as higher full-price and off-price ASPs more than offset unfavorable full-price mix.
Reported EBIT decreased 13% for the third quarter of fiscal 2020 primarily due to a decline in revenues and gross margin. Gross margin decreased 170 basis points, in part reflecting the impacts from COVID-19, as unfavorable changes in standard foreign currency exchange rates and higher product costs, more than offset higher off-price margin and higher full-price ASP, net of discounts. Selling and administrative expense decreased due to lower demand creation expense, partially offset by higher operating overhead expense. Demand creation expense decreased primarily due to lower advertising and marketing expenses, as well as lower retail brand presentation costs. Growth in operating overhead expense was driven by higher wage-related expense and higher administrative costs.
FIRST NINE MONTHS OF FISCAL 2020 COMPARED TO FIRST NINE MONTHS OF FISCAL 2019
On a currency-neutral basis, Greater China revenues for the first nine months of fiscal 2020 increased 15%, driven by higher revenues in all key categories, led by the Jordan Brand and Sportswear. NIKE Direct revenues increased 21%, driven by digital commerce sales growth of 47%, comparable store sales growth of 3% and the addition of new stores.
Currency-neutral footwear revenues increased 16%, driven by growth in nearly all key categories, led by the Jordan Brand and Sportswear. Unit sales of footwear increased 10% and higher ASP per pair contributed approximately 6 percentage points of footwear revenue growth, driven by higher full-price and NIKE Direct ASPs.
The currency-neutral apparel revenue growth of 12% was fueled by higher revenues in nearly all key categories, most notably Sportswear and the Jordan Brand. Unit sales of apparel increased 10% and higher ASP per unit contributed approximately 2 percentage points of revenue growth, driven by higher off-price and full-price ASPs.
Reported EBIT increased 13%, driven by revenue growth, selling and administrative expense leverage and an increase in gross margin. Gross margin increased approximately 10 basis points primarily due to higher full-price ASP and the favorable impact of growth in our NIKE Direct business, which more than offset unfavorable changes in standard foreign currency exchange rates and higher product costs. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Growth in operating overhead expense was driven by higher investments within our NIKE Direct operations and higher administrative costs. Demand creation expense increased primarily due to higher retail brand presentation costs.
ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$963	$909	6%	11%	$2,890	$2,669	8%	14%
Apparel	388	340	14%	20%	1,154	1,032	12%	18%
Equipment	63	58	9%	15%	183	174	5%	11%
TOTAL REVENUES	$1,414	$1,307	8%	13%	$4,227	$3,875	9%	15%
Revenues by:
Sales to Wholesale Customers	$953	$906	5%	11%	$2,925	$2,777	5%	11%
Sales through NIKE Direct	461	401	15%	20%	1,302	1,098	19%	24%
TOTAL REVENUES	$1,414	$1,307	8%	13%	$4,227	$3,875	9%	15%
EARNINGS BEFORE INTEREST AND TAXES	$387	$339	14%		$1,105	$983	12%
As discussed previously, we entered into definitive agreements to sell our NIKE Brand businesses in Brazil, Argentina, Chile and Uruguay and shift to a distributor operating model. The impacts of entering into these agreements are included within Corporate and are not reflected in the APLA operating segment results for either the three or nine-month periods ended February 29, 2020.
THIRD QUARTER OF FISCAL 2020 COMPARED TO THIRD QUARTER OF FISCAL 2019
On a currency-neutral basis, APLA revenues increased 13% for the third quarter of fiscal 2020, driven by higher revenues in all territories, most notably Japan, SOCO (which comprises Argentina, Chile and Uruguay) and Korea, which increased 16%, 28% and 13%, respectively. Revenues increased in all key categories, most notably Sportswear, the Jordan Brand and Running. NIKE Direct revenues increased 20%, fueled by digital commerce sales growth of 51%, comparable store sales growth of 10% and the addition of new stores.
Currency-neutral footwear revenues increased 11% for the third quarter of fiscal 2020 due to growth in nearly all key categories, led by Sportswear and the Jordan Brand. Unit sales of footwear were flat as higher ASP per pair contributed approximately 11 percentage points of footwear revenue growth, driven by higher full-price and NIKE Direct ASPs, both of which in part reflect inflationary conditions in our SOCO territory.
Currency-neutral apparel revenues grew 20% for the third quarter of fiscal 2020, driven by higher revenues in nearly all key categories, most notably Sportswear and, to a lesser extent, Training and Running. Unit sales of apparel increased 18% and higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth, driven by higher full-price and off-price ASPs, reflecting inflationary conditions in our SOCO territory, partially offset by a decline in NIKE Direct ASP.
Reported EBIT increased 14% for the third quarter of fiscal 2020 as higher revenues and lower selling and administrative expense more than offset a decline in gross margin. Gross margin decreased approximately 90 basis points as unfavorable changes in standard foreign currency exchange rates, as well as higher other costs primarily due to higher inventory obsolescence and warehousing and freight costs, more than offset higher full-price ASP. Selling and administrative expense decreased due to lower demand creation expense, partially offset by higher operating overhead expense. The decrease in demand creation expense was primarily due to lower sports marketing expense, as well as lower advertising and marketing costs. Operating overhead expense increased primarily as a result of higher wage-related expenses.
FIRST NINE MONTHS OF FISCAL 2020 COMPARED TO FIRST NINE MONTHS OF FISCAL 2019
On a currency-neutral basis, APLA revenues increased 15% for the first nine months of fiscal 2020, driven by higher revenues in all territories, most notably SOCO, Japan and Korea, which increased 31%, 15% and 17%, respectively. Revenues increased in all key categories, most notably Sportswear, Running and the Jordan Brand. NIKE Direct revenues increased 24%, fueled by digital commerce sales growth of 55%, comparable store sales growth of 14% and the addition of new stores.

Currency-neutral footwear revenues increased 14% for the first nine months of fiscal 2020 due to growth in nearly all key categories, led by Sportswear, the Jordan Brand and Running. Unit sales of footwear increased 1%, while higher ASP per pair contributed approximately 13 percentage points of footwear revenue growth, driven by higher full-price and NIKE Direct ASPs, both of which in part reflect inflationary conditions in our SOCO territory.
Currency-neutral apparel revenues grew 18% for the first nine months of fiscal 2020, driven by higher revenues in nearly all key categories, most notably Sportswear. Unit sales of apparel increased 10% and higher ASP per unit contributed approximately 8 percentage points of apparel revenue growth, driven by higher full-price, off-price and NIKE Direct ASPs, all of which in part reflect inflationary conditions in our SOCO territory.
Reported EBIT increased 12% for the first nine months of fiscal 2020 as higher revenues and selling and administrative expense leverage more than offset a decline in gross margin. Gross margin decreased approximately 70 basis points as unfavorable changes in standard foreign currency exchange rates and higher product costs more than offset higher full-price ASP. Selling and administrative expense increased as higher operating overhead costs were partially offset by lower demand creation expense. Operating overhead expense increased as a result of higher investments in our NIKE Direct operations including higher wage-related expenses. The decrease in demand creation expense was primarily due to lower sports marketing and retail brand presentation costs.
GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$8	$8	0%	2%	$24	$33	-27%	-26%
Earnings (Loss) Before Interest and Taxes	$(895)	$(788)	-14%		$(2,624)	$(2,432)	-8%
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
THIRD QUARTER OF FISCAL 2020 COMPARED TO THIRD QUARTER OF FISCAL 2019
Global Brand Divisions' loss before interest and taxes increased 14% for the third quarter of fiscal 2020 resulting from higher total selling and administrative expense. Operating overhead expense growth was primarily driven by higher wage-related and administrative costs, which reflect investments in data and analytics and other enterprise-wide transformational capabilities, particularly in NIKE Direct and global operations, as well as investments in a new enterprise resource planning tool to accelerate our end-to-end digital transformation. Higher demand creation expense was primarily due to higher advertising and marketing costs.
FIRST NINE MONTHS OF FISCAL 2020 COMPARED TO FIRST NINE MONTHS OF FISCAL 2019
Global Brand Divisions' loss before interest and taxes increased 8% for the first nine months of fiscal 2020, resulting from growth in total selling and administrative expense, as higher operating overhead expense was partially offset by lower demand creation expense. The growth in operating overhead expense was primarily due to higher wage-related and administrative costs resulting from investments in data and analytics capabilities, digital commerce platforms and our investments in a new enterprise resource planning tool, all of which are in an effort to accelerate our end-to-end digital transformation. Lower demand creation expense was primarily due to lower retail brand presentation costs, as well as a decrease in sports marketing costs.

CONVERSE

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$455	$405	12%	14%	$1,367	$1,222	12%	14%
Apparel	20	27	-26%	-25%	76	93	-18%	-15%
Equipment	5	5	0%	10%	20	18	11%	15%
Other(1)	26	26	0%	5%	78	82	-5%	-3%
TOTAL REVENUES	$506	$463	9%	11%	$1,541	$1,415	9%	11%
Revenues by:
Sales to Wholesale Customers	$330	$308	7%	8%	$983	$930	6%	8%
Sales through Direct to Consumer	150	129	16%	18%	480	403	19%	21%
Other(1)	26	26	0%	5%	78	82	-5%	-3%
TOTAL REVENUES	$506	$463	9%	11%	$1,541	$1,415	9%	11%
EARNINGS BEFORE INTEREST AND TAXES	$96	$79	22%		$324	$221	47%

(1)
Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.

THIRD QUARTER OF FISCAL 2020 COMPARED TO THIRD QUARTER OF FISCAL 2019
On a currency-neutral basis, Converse revenues increased 11% for the third quarter of fiscal 2020. The increase in revenues was primarily driven by higher revenues across all geographies. Wholesale revenues grew 8% primarily due to increased demand in Europe and Asia despite the impacts from COVID-19. Direct to consumer revenues increased 18% fueled by strong digital sales growth across all geographies, which more than offset impacts from COVID-19. Combined unit sales within the wholesale and direct to consumer channels increased 8%, while ASP grew 3% primarily due to higher direct to consumer ASP and the favorable impact of growth in the direct to consumer channel.
Reported EBIT increased 22%, driven by revenue growth, gross margin expansion and selling and administrative expense leverage. Gross margin increased 120 basis points driven by lower product costs, lower other costs due to efficiencies in our logistics centers and higher full-price ASP, partially offset by unfavorable changes in standard foreign currency exchange rates. Selling and administrative expense increased due to growth in demand creation expense which is primarily attributable to higher advertising and marketing costs, in part to support our strategic investment in basketball, as well as higher operating overhead costs primarily due to continued investments in digital.
FIRST NINE MONTHS OF FISCAL 2020 COMPARED TO FIRST NINE MONTHS OF FISCAL 2019
On a currency-neutral basis, Converse revenues increased 11% for the first nine months of fiscal 2020, primarily driven by higher revenues in Asia and Europe, partially offset by declines in the United States. Revenue growth in Asia during the first nine months of fiscal 2020 more than offset the impacts associated with the outbreak of COVID-19. Wholesale revenues increased 8% primarily due to higher demand in Asia, partially offset by declines in the United States. Direct to consumer revenues increased 21% primarily fueled by digital sales growth. Combined unit sales within the wholesale and direct to consumer channels increased 6%, while ASP grew 5% primarily due to higher full-price ASP, as well as higher ASP in the direct to consumer channel.
Reported EBIT increased 47%, primarily due to revenue growth, selling and administrative expense leverage and gross margin expansion. Gross margin increased 260 basis points, driven by higher margins in the direct to consumer channel, higher full-price ASP, as well as lower product costs due to changes in product mix, partially offset by unfavorable changes in standard foreign currency exchange rates. Selling and administrative expense was relatively unchanged as lower demand creation expense due to lower retail brand presentation costs was offset by higher operating overhead expense primarily due to continued investments in digital.

CORPORATE

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE	FEBRUARY 29, 2020	FEBRUARY 28, 2019	% CHANGE
Revenues	$(18)	$—	—	$(7)	$7	—
Earnings (Loss) Before Interest and Taxes	$(763)	$(420)	-82%	$(1,600)	$(1,245)	-29%
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
For the three and nine months ended February 29, 2020, Corporate includes the non-recurring impairment charge recognized as a result of our decision to transition our NIKE Brand business operations in Brazil, Argentina, Chile and Uruguay to third-party distributors. This charge primarily reflects the anticipated release of associated non-cash cumulative foreign currency translation losses.
THIRD QUARTER OF FISCAL 2020 COMPARED TO THIRD QUARTER OF FISCAL 2019
Corporate's loss before interest and taxes increased $343 million for the third quarter of fiscal 2020, primarily due to the following:

•
an unfavorable change of $442 million, primarily due to the $400 million non-recurring impairment charge discussed above. For more information see Note 14 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements;

•
a favorable change of $72 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin; and

•
a favorable change in net foreign currency gains and losses of $27 million related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.

FIRST NINE MONTHS OF FISCAL 2020 COMPARED TO FIRST NINE MONTHS OF FISCAL 2019
Corporate's loss before interest and taxes increased $355 million for the first nine months of fiscal 2020, primarily due to the following:

•	an unfavorable change of $566 million, primarily due to the non-recurring impairment charge of $400 million discussed above and higher operating overhead expense driven by higher wage-related costs;

•
a favorable change of $126 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin; and

•
a favorable change in net foreign currency gains and losses of $85 million related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the nine months ended February 29, 2020, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K.
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

TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $152 million and $698 million for the three and nine months ended February 29, 2020, respectively, and a detriment of approximately $356 million and $674 million for the three and nine months ended February 28, 2019, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $43 million and $195 million for the three and nine months ended February 29, 2020, respectively, and a detriment of approximately $73 million and $116 million for the three and nine months ended February 28, 2019, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Argentina subsidiary within our APLA operating segment is operating in a hyper-inflationary market. As a result, beginning in the second quarter of fiscal 2019, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. Dollar. As of and for the nine months ended February 29, 2020, this change did not have a material impact on our results of operations or financial condition and we do not anticipate it will have a material impact in future periods based on current rates.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $20 million and $112 million on our Income before income taxes for the three and nine months ended February 29, 2020, respectively.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $2,486 million for the first nine months of fiscal 2020, compared to $3,893 million for the first nine months of fiscal 2019. Net income, adjusted for non-cash items, generated $4,107 million of operating cash inflow for the first nine months of fiscal 2020, compared to $4,087 million for the first nine months of fiscal 2019. The net change in working capital and other assets and liabilities resulted in a decrease to Cash provided (used) by operations of $1,621 million for the first nine months of fiscal 2020 compared to a decrease of $194 million for the first nine months of fiscal 2019. The net change in working capital was partially impacted by the net change in cash collateral with derivative counterparties as a result of hedging transactions. During the first nine months of fiscal 2020, cash collateral received from counterparties decreased $203 million as compared to an increase of $114 million during the first nine months of fiscal 2019. Refer to the Credit Risk section of Note 9 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional details. The net change in working capital was also impacted by a decrease in Accounts Payable related to the timing of payments, as well as a $229 million increase in Inventory due to business growth. The net change in working capital was also impacted by higher payments related to variable compensation for employees.
Cash provided (used) by investing activities was an outflow of $758 million for the first nine months of fiscal 2020, compared to $121 million for the first nine months of fiscal 2019, driven by the net change in short-term investments. For the first nine months of fiscal 2020, the net change in short-term investments (including sales, maturities and purchases) resulted in a cash inflow of $9 million compared to an inflow of $720 million for the first nine months of fiscal 2019.
Cash provided (used) by financing activities was an outflow of $3,310 million for the first nine months of fiscal 2020 compared to $4,267 million for the first nine months of fiscal 2019, with the decrease from the prior period reflecting lower share repurchases and changes in Notes Payable, primarily due to payments made in the prior period to repay borrowings under our commercial paper program.
During the first nine months of fiscal 2020, we repurchased 31.6 million shares of NIKE's Class B Common Stock for $2.9 billion (an average price of $90.81 per share) under the four-year, $15 billion share repurchase program approved by the Board of Directors in June 2018. As of February 29, 2020, we had repurchased 43.3 million shares at a cost of approximately $3.9 billion (an average price of $89.17 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt. Subsequent to the end of the third quarter of fiscal 2020, to enhance our liquidity position in response to COVID-19, we elected to temporarily suspend share repurchases under our existing share repurchase program. The existing program remains authorized by the Board of Directors and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.
CAPITAL RESOURCES
On July 23, 2019, we filed a shelf registration statement (the “Shelf”) with the U.S. Securities and Exchange Commission (SEC) which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 23, 2022. On March 27, 2020, subsequent to the end of the third quarter of fiscal 2020, we issued $6 billion of senior unsecured notes. Refer to Note 15 — Subsequent Events within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.
On August 16, 2019, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, with the option to increase borrowings up to $3 billion in total upon lender approval. The facility matures on August 16, 2024, with a one-year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 16, 2026. This facility replaces the prior $2 billion credit facility agreement entered into on August 28, 2015, which would have matured August 28, 2020. In addition to our existing credit facility, on April 6, 2020, we entered into a new committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings. Refer to Note 15 — Subsequent Events within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional information, as well as Part II Item 5. Other Information. As of February 29, 2020 and May 31, 2019, no amounts were outstanding under our committed credit facilities.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. As it relates to our committed credit facility entered into on August 16, 2019, if our long-term debt ratings were to decline, the facility fee and interest rate would increase. Conversely, if our long-term debt ratings were to improve, the facility fee and interest rate would decrease. Under the committed credit facility entered into on April 6, 2020, if our long-term debt ratings were to decline, only the interest rate would increase, but would remain unchanged in the event our long-term debt rating were to improve. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facilities. Under these facilities, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur. In the event we were to have any borrowings outstanding under a facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings under such facility would become immediately due and payable. As of February 29, 2020, we were in full compliance with each of these covenants under the existing credit facility and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $2 billion commercial paper program. During the three months ended February 29, 2020, the maximum amount of commercial paper borrowings outstanding at any point was $700 million. No borrowings were outstanding as of February 29, 2020 and May 31, 2019. As of April 7, 2020, we had $1 billion of borrowings outstanding under our $2 billion commercial paper program at a weighted average rate of 1.65%. Additionally, we anticipate increasing our $2 billion commercial paper program to $4 billion in connection with the new credit facility agreement entered into on April 6, 2020, as described above.
We may continue to issue commercial paper or other debt securities depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
To date, in fiscal 2020, we have not experienced difficulty accessing the credit markets; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of February 29, 2020, we had cash, cash equivalents and short-term investments totaling $3.2 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. government sponsored enterprise obligations, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of February 29, 2020, the weighted-average days to maturity of our cash equivalents and short-term investments portfolio was 31 days.

We believe that existing cash, cash equivalents, short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.
We utilize a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. We indefinitely reinvest a significant portion of our foreign earnings, and our current plans do not demonstrate a need to repatriate these earnings. Should we require additional capital in the United States, we may determine to repatriate indefinitely reinvested foreign funds or raise capital in the United States through debt. Given our existing structure, if we were to repatriate indefinitely reinvested foreign earnings, we would be required to accrue and pay withholding taxes in certain foreign jurisdictions.
OFF-BALANCE SHEET ARRANGEMENTS
As of February 29, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Our critical accounting policy related to Income Taxes has changed from our most recent Annual Report on Form 10-K. The changes to the policy are reflected below.
INCOME TAXES
We have not recorded income tax expense for foreign earnings we have determined to be indefinitely reinvested within certain of our foreign jurisdictions. The amount of earnings indefinitely reinvested offshore is due to the actual deployment of such earnings in our offshore operations and our expectations of the future cash needs of our U.S. and foreign entities. Income tax consequences are also a factor in determining the amount of foreign earnings to be indefinitely reinvested offshore.
We carefully review all factors that drive the ultimate disposition of foreign earnings determined to be reinvested offshore and apply stringent standards to overcome the presumption of repatriation. Despite this approach, because the determination is based on expected working capital and other capital needs in jurisdictions where the earnings are generated, the possibility exists that foreign earnings declared as indefinitely reinvested may be repatriated. For instance, the actual cash needs of our U.S. operations may exceed our current expectations, or the actual cash needs of our foreign entities may be less than our current expectations. This would result in additional income tax expense in the year we determined amounts were no longer indefinitely reinvested offshore.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
On March 27, 2020, the Company issued $6 billion in senior unsecured notes, which have been aggregated below with the existing senior unsecured notes outstanding as of February 29, 2020. Other than the items noted below, there have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.
Details of third-party debt are provided in the table below. The table presents principal cash flows and related average interest rates by expected maturity dates.

	EXPECTED MATURITY DATE YEAR ENDING MAY 31,
(Dollars in millions)	REMAINDER OF 2020	2021	2022	2023	2024	THEREAFTER	TOTAL
Interest Rate Risk
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$—	$—	$—	$500	$—	$9,000	$9,500
Weighted-average interest rate	0.0%	0.0%	0.0%	2.3%	0.0%	3.1%	3.0%
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 29, 2020.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the Securities and Exchange Commission, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic; international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; difficulties in implementing, operating and maintaining NIKE’s increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials, labor and energy used to manufacture products; new product development and introduction; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE’s debt ratings; changes in business strategy or development plans; general risks associated with doing business outside of the United States, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the impact of recent U.S. tax reform legislation on our results of operations; the political impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade and immigration regulations or policies; changes in government regulations; the impact of, including business and legal developments relating to, climate change and natural disasters; litigation, regulatory proceedings and other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to personnel; the effects of NIKE’s decision to invest in or divest of businesses and other factors referenced or incorporated by reference in this report and other reports.
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
ITEM 1A. RISK FACTORS
The following represents a material change in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019.
Our financial condition and results of operations have been and are expected to continue to be adversely affected by the recent coronavirus outbreak.
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. To date, this outbreak, which has surfaced in nearly all regions around the world, and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets both globally and in the United States, which could lead to a decline in discretionary spending by consumers, and in turn impact, possibly materially, our business, sales, financial condition and results of operations. We cannot predict the degree to, or the time period over, which our sales and operations will be affected by this outbreak and preventative measures, and the effects could be material. The impacts include, but are not limited to:

•	Retail store closures or reduced operating hours and/or decreased retail traffic;

•
Disruption to our distribution centers and our third-party manufacturing partners and other vendors, including through the effects of facility closures, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures;

•
Impacts to our distribution and logistics providers’ ability to operate or increases in their operating costs. These supply chain effects may have an adverse effect on our ability to meet consumer demand, including digital demand, and could result in an increase in our costs of production and distribution, including increased freight and logistics costs and other expenses; and

•	Significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future.
The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. Even in those regions where we are beginning to experience business recovery, such as Greater China, should those regions fail to fully contain COVID-19 or suffer a COVID-19 relapse, those markets may not recover as quickly or at all, which could have a material adverse effect on our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2018, the Board of Directors approved a four-year, $15 billion share repurchase program. As of February 29, 2020, the Company had repurchased 43.3 million shares at an average price of $89.17 per share for a total approximate cost of $3.9 billion under this program.
All share repurchases were made under NIKE's publicly announced program and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended February 29, 2020:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
December 1 — December 31, 2019	2,819,495	$97.92	$11,821
January 1 — January 31, 2020	3,040,720	$101.36	$11,513
February 1 — February 29, 2020	3,786,933	$98.39	$11,140
	9,647,148	$99.19
ITEM 5. OTHER INFORMATION
On April 6, 2020, the Company entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other Banks named therein (the “Credit Agreement”). The Credit Agreement provides for up to $2 billion of borrowings in U.S. Dollars pursuant to a 364-day unsecured revolving credit facility (the “Credit Facility”), which is available for working capital and general corporate purposes, including supporting the issuance of commercial paper. The Credit Facility matures on April 5, 2021.
Borrowings under the Credit Facility will bear interest, at NIKE’s option, at either (a) LIBOR plus an applicable margin or (b) a base rate defined as the highest of (i) the Bank of America “prime rate”, (ii) the federal funds effective rate plus 0.50% and (iii) the one month LIBOR plus 1.00%. The applicable margin for LIBOR loans will range from 1.05% to 1.80% based on the public ratings of NIKE’s long-term, senior unsecured, non-credit enhanced indebtedness for borrowed money. NIKE may select interest periods of 1, 2, 3 or 6 months for LIBOR loans, subject to availability. Interest shall be payable at the end of the selected interest period, but no less frequently than quarterly.
The Credit Agreement contains covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional liens; engage in mergers, acquisitions and dispositions; engage in transactions with affiliates; and use proceeds of loans under the Credit Agreement. The Credit Agreement does not include any financial covenants.
The description of the Credit Agreement is qualified in its entirety by the copy thereof which is attached as Exhibit 10.5 and incorporated herein by reference.

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
4.3
Fourth Supplemental Indenture, dated as of March 27, 2020, by and between NIKE, Inc. and Deutsche Bank Trust Company Americas, as trustee, including the form of 2.400% Notes due 2025, form of 2.750% Notes due 2027, form of 2.850% Notes due 2030, form of 3.250% Notes due 2040 and form of 3.375% Notes due 2050 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed March 27, 2020).

10.1	Offer Letter between NIKE, Inc. and John J. Donahoe II (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 22, 2019).
10.2
Form of Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and John J. Donahoe II (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed October 22, 2019).

10.3	Form of Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 22, 2019).
10.4	Letter Agreement between NIKE, Inc. and Mark G. Parker (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed October 22, 2019).
10.5	Credit Agreement, dated as of April 6, 2020, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, and the other Banks named therein.
31.1†	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2†	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)
† Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC. an Oregon Corporation
By:	/s/ MATTHEW FRIEND Matthew Friend Chief Financial Officer and Authorized Officer
Date:	April 7, 2020