Form 10-K
period 2020-05-31
NIKE, Inc.
filed 2020-07-24
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 2020

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
☐
•
whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☑
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of November 30, 2019, the aggregate market values of the Registrant's Common Stock held by non-affiliates were:
Class A	$7,387,322,889
Class B	116,456,809,401
$123,844,132,290

As of July 17, 2020, the number of shares of the Registrant's Common Stock outstanding were:
Class A	315,017,252
Class B	1,244,871,297
1,559,888,549
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on September 17, 2020 are incorporated by reference into Part III of this Report.

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
Our principal business activity is the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE is the largest seller of athletic footwear and apparel in the world. We sell our products directly to consumers through NIKE-owned retail stores and digital platforms (which we refer to collectively as our “NIKE Direct” operations) and to retail accounts and a mix of independent distributors, licensees and sales representatives in virtually all countries around the world. We also offer interactive consumer experiences through our digital platforms. Virtually all of our products are manufactured by independent contractors. Nearly all footwear and apparel products are produced outside the United States, while equipment products are produced both in the United States and abroad.
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
NIKE's athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on innovation and high-quality construction in the development and manufacturing of our products. Sportswear, the Jordan Brand and Running are currently our top-selling footwear categories and we expect them to continue to lead in footwear sales.
We also sell sports apparel covering the above-mentioned categories, which feature the same trademarks and are sold predominantly through the same marketing and distribution channels as athletic footwear. Our sports apparel, similar to our athletic footwear products, is designed primarily for athletic use and also demonstrates our commitment to innovation and high-quality construction. Sportswear, Training and Running are currently our top-selling apparel categories and we expect them to continue to lead in apparel sales. We often market footwear, apparel and accessories in “collections” of similar use or by category. We also market apparel with licensed college and professional team and league logos.
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
Our wholly-owned subsidiary brand, Converse, headquartered in Boston, Massachusetts, designs, distributes and licenses casual sneakers, apparel and accessories under the Converse, Chuck Taylor, All Star, One Star, Star Chevron and Jack Purcell trademarks. Operating results of the Converse brand are reported on a stand-alone basis.

2020 FORM 10-K 1

In addition to the products we sell to our wholesale customers and directly to consumers through our NIKE Direct operations, we have also entered into license agreements that permit unaffiliated parties to manufacture and sell, using NIKE-owned trademarks, certain apparel, digital devices and applications and other equipment designed for sports activities.
SALES AND MARKETING
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth fiscal quarters have slightly exceeded those in the second and third quarters. However, the mix of product sales may vary considerably as a result of changes in seasonal and geographic demand for particular types of footwear, apparel and equipment, as well as other macroeconomic, operating and logistics-related factors, as evidenced by the impact of the COVID-19 pandemic.
Because NIKE is a consumer products company, the relative popularity and availability of various sports and fitness activities, as well as changing design trends, affect the demand for our products. We must, therefore, respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, styles and categories and influencing sports and fitness preferences through extensive marketing. Failure to respond in a timely and adequate manner could have a material adverse effect on our sales and profitability. This is a continuing risk. Refer to Item 1A. Risk Factors.
We report our NIKE Brand operations based on our internal geographic organization. Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company's reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa (EMEA); Greater China; and Asia Pacific & Latin America (APLA), and include results for the NIKE and Jordan brands. The Hurley brand results, prior to its divestiture in the beginning of the third quarter of fiscal 2020, are included in North America. Sales through our NIKE Direct operations are managed within each geographic operating segment.
Converse is also a reportable operating segment and operates predominately in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories. Converse direct to consumer operations, including digital commerce, are reported within the Converse operating segment results.
UNITED STATES MARKET
For fiscal 2020, NIKE Brand and Converse sales in the United States accounted for approximately 39% of total revenues, compared to 41% and 42% for fiscal 2019 and fiscal 2018, respectively. We sell our NIKE Brand, Jordan Brand and Converse products to thousands of retail accounts in the United States, including a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops and other retail accounts. In the United States, we utilize NIKE sales offices to solicit such sales. During fiscal 2020, our three largest United States customers accounted for approximately 24% of sales in the United States.
Our NIKE Direct and Converse direct to consumer operations sell NIKE Brand, Jordan Brand and Converse products to consumers through various digital platforms. In addition, our NIKE Direct and Converse direct to consumer operations sell products through the following number of retail stores in the United States:

U.S. RETAIL STORES	NUMBER
NIKE Brand factory stores	212
NIKE Brand in-line stores (including employee-only stores)	28
Converse stores (including factory stores)	98
TOTAL	338
In the United States, NIKE has seven significant distribution centers. Four are located in Memphis, Tennessee, two of which are owned and two of which are leased. Two other distribution centers, one located in Indianapolis, Indiana and one located in Dayton, Tennessee, are leased and operated by third-party logistics providers. One distribution center for Converse is located in Ontario, California, which is leased. There are other smaller distribution facilities located in various parts of the United States, some of which are leased or operated by third-parties.
INTERNATIONAL MARKETS
For fiscal 2020, non-U.S. NIKE Brand and Converse sales accounted for approximately 61% of total revenues, compared to 59% and 58% for fiscal 2019 and fiscal 2018, respectively. We sell our products to retail accounts, through our own NIKE Direct operations and through a mix of independent distributors, licensees and sales representatives around the world. We sell to thousands of retail accounts and ship products from 74 distribution centers outside of the United States. During fiscal 2020, NIKE's three largest customers outside of the United States accounted for approximately 15% of total non-U.S. sales.

2020 FORM 10-K 2

In addition to NIKE and Converse owned digital commerce platforms in over 45 countries, our NIKE Direct and Converse direct to consumer businesses operate the following number of retail stores outside the United States:

NON-U.S. RETAIL STORES	NUMBER
NIKE Brand factory stores	643
NIKE Brand in-line stores (including employee-only stores)	52
Converse stores (including factory stores)	63
TOTAL	758
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
SIGNIFICANT CUSTOMER
No customer accounted for 10% or more of our consolidated net Revenues during fiscal 2020.
PRODUCT RESEARCH, DESIGN AND DEVELOPMENT
We believe our research, design and development efforts are key factors in our success. Technical innovation in the design and manufacturing process of footwear, apparel and athletic equipment receives continued emphasis as we strive to produce products that help to enhance athletic performance, reduce injury and maximize comfort, while reducing waste.
In addition to our own staff of specialists in the areas of biomechanics, chemistry, exercise physiology, engineering, digital technologies, industrial design, sustainability and related fields, we also utilize research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists, physicians and other experts who consult with us and review designs, materials, concepts for product and manufacturing process improvements and compliance with product safety regulations around the world. Employee athletes, athletes engaged under sports marketing contracts and other athletes wear-test and evaluate products during the design and development process.
As we continue to develop new technologies, we are simultaneously focused on the design of innovative products and experiences incorporating such technologies throughout our product categories and consumer applications. Using market intelligence and research, our various design teams identify opportunities to leverage new technologies in existing categories to respond to consumer preferences. The proliferation of NIKE Air, Zoom, Free, Flywire, Dri-Fit, Flyknit, Flyweave, FlyEase, ZoomX, React and Adaptive technologies, among others, throughout our Running, NIKE Basketball, Jordan Brand, Football (Soccer), Training and Sportswear categories, as well as Converse, typifies our dedication to designing innovative products.
MANUFACTURING
We are supplied by 122 footwear factories located in 12 countries. Virtually all of our footwear is manufactured outside of the United States by over 15 independent contract manufacturers, which often operate multiple factories. The largest single footwear factory accounted for approximately 9% of total fiscal 2020 NIKE Brand footwear production. For fiscal 2020, contract factories in Vietnam, Indonesia and China manufactured approximately 50%, 24% and 22% of total NIKE Brand footwear, respectively. We also have manufacturing agreements with independent contract manufacturers in Argentina and India to manufacture footwear for sale primarily within those countries. For fiscal 2020, four footwear contract manufacturers each accounted for greater than 10% of footwear production and in the aggregate accounted for approximately 61% of NIKE Brand footwear production.
We are supplied by 329 apparel factories located in 38 countries. The largest single apparel factory accounted for approximately 11% of total fiscal 2020 NIKE Brand apparel production. Virtually all of our apparel is manufactured outside of the United States by independent contract manufacturers which often operate multiple factories. For fiscal 2020, contract factories in Vietnam, China and Cambodia produced approximately 28%, 23% and 12% of total NIKE Brand apparel, respectively. For fiscal 2020, two apparel contract manufacturers accounted for more than 10% of apparel production, and the top five contract manufacturers in the aggregate accounted for approximately 48% of NIKE Brand apparel production.
The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, natural and synthetic leather, nylon, polyester and canvas, as well as polyurethane films used to make NIKE Air-Sole cushioning components. During fiscal 2020, Air Manufacturing Innovation, a wholly-owned subsidiary, with facilities near Beaverton, Oregon, in Dong Nai Province, Vietnam and St. Charles, Missouri, as well as independent contractors in China and

2020 FORM 10-K 3

Vietnam, were our suppliers of materials and cushioning components used in footwear. Air Manufacturing Innovation also manufactures and sells small amounts of various other plastic products to other manufacturers. The principal materials used in our apparel products are natural and synthetic fabrics and threads (both virgin and recycled); specialized performance fabrics designed to efficiently wick moisture away from the body, retain heat and repel rain and/or snow; and plastic and metal hardware. NIKE's independent contractors and suppliers buy raw materials for the manufacturing of our footwear, apparel and equipment products. Most raw materials are available and purchased by those independent contractors and suppliers in the countries where manufacturing takes place. NIKE's independent contract manufacturers and suppliers have thus far experienced little difficulty in satisfying raw material requirements for the production of our products.
Since 1972, Sojitz Corporation of America (“Sojitz America”), a large Japanese trading company and the sole owner of our redeemable preferred stock, has performed import-export financing services for us. During fiscal 2020, Sojitz America provided financing and purchasing services for NIKE Brand products sold in certain NIKE markets including Argentina, Brazil, Canada, India, South Africa and Uruguay, excluding products produced and sold in the same country. Approximately 4% of NIKE Brand sales occurred in those countries. Any failure of Sojitz America to provide these services or any failure of Sojitz America's banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers in those markets. Such a disruption could result in canceled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short-term in duration due to the ready availability of alternative sources of financing at competitive rates.

2020 FORM 10-K 4

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

2020 FORM 10-K 5

NIKE is the largest seller of athletic footwear and apparel in the world. Important aspects of competition in this industry are:

•	Product attributes such as quality; performance and reliability; new product style, design, innovation and development, as well as consumer price/value.

•
Consumer connection, engagement and affinity for brands and products, developed through marketing, promotion and digital experiences; social media interaction; customer support and service; identification with prominent and influential athletes, influencers, public figures, coaches, teams, colleges and sports leagues who endorse our brands and use our products and active engagement through sponsored sporting events and clinics.

•	Effective sourcing and distribution of products, with attractive merchandising and presentation at retail, both in-store and on digital platforms.
We believe that we are competitive in all of these areas.
TRADEMARKS AND PATENTS
We believe that our intellectual property rights are important to our brand, our success and our competitive position. We strategically pursue available protections of these rights and vigorously protect them against third-party theft and infringement.
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
We have copyright protection in our design, graphics and other original works. When appropriate, we also obtain registered copyrights.
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
EMPLOYEES
As of May 31, 2020, we had approximately 75,400 employees worldwide, including retail and part-time employees. Management is committed to maintaining an environment where all NIKE employees have the opportunity to reach their full potential. None of our employees are represented by a union, except for certain employees in the APLA geography, where local law requires those employees to be represented by a trade union. Also, in some countries outside of the United States, local laws require employee representation by works councils (which may be entitled to information and consultation on certain Company decisions) or by organizations similar to a union. In certain European countries, we are required by local law to enter into and/or comply with industry-wide or national collective bargaining agreements. NIKE has never experienced a material interruption of operations due to labor disagreements.

2020 FORM 10-K 6

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of NIKE, Inc. as of July 24, 2020 are as follows:

Mark G. Parker, Executive Chairman — Mr. Parker, 64, is Executive Chairman of the Board of Directors and served as President and Chief Executive Officer from 2006 - January 2020. He has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing and brand management. Mr. Parker was appointed divisional Vice President in charge of product development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998 and President of the NIKE Brand in 2001.

John J. Donahoe II, President and Chief Executive Officer — Mr. Donahoe, 60, was appointed President and Chief Executive Officer in January 2020 and has been a director since 2014. He brings expertise in digital commerce, technology and global strategy. He previously served as President and Chief Executive Officer at ServiceNow, Inc. Prior to joining ServiceNow, Inc., he served as President and Chief Executive Officer of eBay, Inc. He also held leadership roles at Bain & Company for two decades.

Andrew Campion, Chief Operating Officer — Mr. Campion, 48, joined NIKE in 2007 as Vice President of Global Planning and Development, leading strategic and financial planning. He was appointed Chief Financial Officer of the NIKE Brand in 2010, responsible for leading all aspects of financial management for the Company's flagship brand. In 2014, he was appointed Senior Vice President, Strategy, Finance and Investor Relations. Mr. Campion assumed the role of Executive Vice President and Chief Financial Officer in August 2015. In April 2020, he was appointed Chief Operating Officer and leads NIKE's global technology and digital transformation, demand and supply management, manufacturing, distribution and logistics, sustainability, workplace design and connectivity, and procurement. Prior to joining NIKE, he held leadership roles in strategic planning, mergers and acquisitions, financial planning and analysis, operations and planning, investor relations and tax at The Walt Disney Company.

Matthew Friend, Executive Vice President and Chief Financial Officer — Mr. Friend, 42, joined NIKE in 2009 as Senior Director of Corporate Strategy and Development, and was appointed Chief Financial Officer of Emerging Markets in 2011. In 2014, Mr. Friend was appointed Chief Financial Officer of Global Categories, Product and Functions, and was subsequently appointed Chief Financial Officer of the NIKE Brand in 2016. He was also appointed Vice President of Investor Relations in 2019. Mr. Friend was appointed as Executive Vice President and Chief Financial Officer of NIKE, Inc. in April 2020. Prior to joining NIKE, he worked in the financial industry including roles as VP of investment banking and mergers and acquisitions at Goldman Sachs and Morgan Stanley.

Hilary K. Krane, Executive Vice President, Chief Administrative Officer and General Counsel — Ms. Krane, 56, joined NIKE as Vice President and General Counsel in 2010. In 2011, her responsibilities expanded, and she became Vice President, General Counsel and Corporate Affairs. Ms. Krane was appointed Executive Vice President, Chief Administrative Officer and General Counsel in 2013. Prior to joining NIKE, Ms. Krane was General Counsel and Senior Vice President for Corporate Affairs at Levi Strauss & Co. from 2006 to 2010. From 1996 to 2006, she was a Partner and Assistant General Counsel at PricewaterhouseCoopers LLP.

Monique S. Matheson, Executive Vice President, Global Human Resources — Ms. Matheson, 53, joined NIKE in 1998, with primary responsibilities in the human resources function. She was appointed as Vice President and Senior Business Partner in 2011 and Vice President, Chief Talent and Diversity Officer in 2012. Ms. Matheson was appointed Executive Vice President, Global Human Resources in 2017.

Heidi O'Neill, President of Consumer and Marketplace — Ms. O'Neill, 55, joined NIKE in 1998, and held a variety of leadership roles, including President of NIKE Direct, where she was responsible for NIKE's connection to its consumer globally through the Company's retail and digital-commerce business. She also led NIKE's women's business for seven years, growing it into a multi-billion dollar business, and leading the Company's North America apparel business as VP/GM. Ms. O'Neill was appointed as President of Consumer and Marketplace in April 2020 and is responsible for NIKE's Direct business, including all stores, e-commerce and apps globally.

2020 FORM 10-K 7

ITEM 1A. RISK FACTORS
Special Note Regarding Forward-Looking Statements and Analyst Reports
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic; international, national and local political, civil, economic and market conditions; the size and growth of the overall athletic footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; difficulties in implementing, operating and maintaining NIKE's increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products; increases in the cost of materials, labor and energy used to manufacture products; new product development and introduction; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE's debt ratings; changes in business strategy or development plans; general risks associated with doing business outside of the United States, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade and immigration regulations or policies; changes in government regulations; the impact of, including business and legal developments relating to, climate change and natural disasters; litigation, regulatory proceedings, sanctions or any other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel or our corporate culture, values or purpose; the effects of NIKE's decision to invest in or divest of businesses and other factors referenced or incorporated by reference in this report and other reports.
Risk Factors
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
Our financial condition and results of operations have been and are expected to continue to be adversely affected by the coronavirus pandemic.
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. To date, this pandemic and preventative measures taken to contain or mitigate the pandemic have caused, and are expected to continue to cause, business slowdown or shutdown in affected areas and significant disruption in the

2020 FORM 10-K 8

financial markets, both globally and in the United States. These events have led to and could continue to lead to a decline in discretionary spending by consumers, and in turn materially impact, our business, sales, financial condition and results of operations. We have experienced a negative impact on our sales, operations and financial results, and we cannot predict the degree to, or the time period over, which our sales, operations and financial results will continue to be affected by the pandemic and preventative measures. Risks presented by the COVID-19 pandemic include, but are not limited to:

•	Deterioration in economic conditions in the United States and globally;

•
Reduced consumer demand for our products as consumers seek to reduce or delay discretionary spending in response to the impacts of COVID-19, including as a result of a rise in unemployment rates and diminished consumer confidence;

•
Cancellation or postponement of sports seasons and sporting events in multiple countries, including in the United States, and bans on large public gatherings, which have reduced consumer spending on our products and could impact the effectiveness of our arrangements with key endorsers;

•	Decreased retail traffic as a result of store closures, reduced operating hours, social distancing restrictions and/or changes in consumer behavior;

•
The risk that any safety protocols in NIKE-owned or affiliated facilities will not be effective or not be perceived as effective, or that any virus-related illnesses will be linked or alleged to be linked to such facilities, whether accurate or not;

•
Incremental costs resulting from the adoption of preventative measures, including providing facial coverings and hand sanitizer, rearranging operations to follow social distancing protocols, conducting temperature checks and undertaking regular and thorough disinfecting of surfaces;

•
Disruption to our distribution centers and our third-party manufacturing partners and other vendors, including through the effects of facility closures, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures;

•
Bankruptcies or other financial difficulties facing our wholesale customers, which could cause them to be unable to make or delay making payments to us, or result in cancellation or reduction of their orders;

•	Operational risk, including but not limited to cybersecurity risks, as a result of extended workforce remote work arrangements, and restrictions on employee travel;

•
Impacts to our distribution and logistics providers' ability to operate or increases in their operating costs. These supply chain effects may have an adverse effect on our ability to meet consumer demand, including digital demand, and could result in an increase in our costs of production and distribution, including increased freight and logistics costs and other expenses; and

•	Significant disruption of and volatility in global financial markets, which could have a negative impact on our ability to access capital in the future.
We continue to monitor the latest developments regarding the pandemic and have made certain assumptions regarding the pandemic for purposes of our operating, financial and tax planning projections, including assumptions regarding the duration and severity of the pandemic and the global macroeconomic impacts of the pandemic. However, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations and financial condition due to the uncertainty of future developments. In particular, we believe the ultimate impacts on our business, results of operations, cash flows and financial condition will depend on, among other things, the further spread and duration of COVID-19, the requirements to take action to help limit the spread of the illness, the availability, safety and efficacy of a vaccine and treatments for COVID-19 and the economic impacts of the pandemic. Even in those regions where we are beginning to experience business recovery should those regions fail to fully contain COVID-19 or suffer a COVID-19 relapse, those markets may not recover as quickly or at all, which could have a material adverse effect on our business and results of operations. The pandemic may also affect our business, operations or financial condition in a manner that is not presently known to us or that we currently do not consider to present significant risks.
In addition, the impact of COVID-19 may also exacerbate other risks discussed in this Item 1A. Risk Factors, any of which could have a material effect on us.
Global economic conditions could have a material adverse effect on our business, operating results and financial condition.
The uncertain state of the global economy continues to impact businesses around the world. If global economic and financial market conditions further deteriorate or do not improve, the following factors could have a material adverse effect on our business, operating results and financial condition:

•
Our sales are impacted by discretionary spending by consumers. Declines in consumer spending may result in reduced demand for our products, increased inventories, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts and lower gross margins.

•	In the future, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so.

2020 FORM 10-K 9

•
We conduct transactions in various currencies, which creates exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported operating results and financial condition.

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
Our products, services and experiences face intense competition.
NIKE is a consumer products company and the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. The athletic footwear, apparel and equipment industry is highly competitive both in the United States and worldwide. We compete internationally with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies, private labels and large companies that have diversified lines of athletic and leisure footwear, apparel and equipment. We also compete with other companies for the production capacity of independent manufacturers that produce our products. Our NIKE Direct operations, both through our digital commerce operations and retail stores, also compete with multi-brand retailers, which sell our products through their digital platforms and physical stores, and with digital commerce platforms. In addition, we compete with respect to the digital experiences we are able to offer our consumers.
Product offerings, technologies, marketing expenditures (including expenditures for advertising and endorsements), pricing, costs of production, customer service, digital commerce platforms, digital services and experiences and social media presence are areas of intense competition. This, in addition to ongoing rapid changes in technology, a reduction in barriers to the creation of new footwear and apparel companies and consumer preferences in the markets for athletic and leisure footwear and apparel, athletic equipment, services and experiences, constitute significant risk factors in our operations. In addition, the competitive nature of retail, including shifts in the ways in which consumers shop, and the continued proliferation of digital commerce, constitutes a risk factor implicating our NIKE Direct and wholesale operations. If we do not adequately and timely anticipate and respond to our competitors, our costs may increase, demand for our products may decline, possibly significantly, or we may need to reduce wholesale or suggested retail prices for our products.
Failure to maintain our reputation, brand image and culture could negatively impact our business.
Our iconic brands have worldwide recognition, and our success depends on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting and growing our brands will depend on our design and marketing efforts, including advertising and consumer campaigns, product innovation and product quality. Our commitment to product innovation and quality and our continuing investment in design (including materials) and marketing may not have the desired impact on our brand image and reputation. In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and digital dissemination of advertising campaigns on our digital platforms and through our digital experiences. We could be adversely impacted if we fail to achieve any of these objectives.
Our brand value also depends on our ability to maintain a positive consumer perception of our corporate integrity, purpose and brand culture. Negative claims or publicity involving us, our culture and values, our products, services and experiences, consumer data, or any of our key employees, endorsers, sponsors or suppliers could seriously damage our reputation and brand image, regardless of whether such claims are accurate. For example, while we require our suppliers of our products to operate their business in compliance with applicable laws and regulations, we do not control their practices. Negative publicity relating to a violation or an alleged violation of policies or laws by such suppliers could damage our brand image and diminish consumer trust in our brand. Social media, which accelerates and potentially amplifies the scope of negative publicity, can increase the challenges of responding to negative claims. Adverse publicity about regulatory or legal action against us, or by us, could also damage our reputation and brand image, undermine consumer confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. If the reputation, culture or image of any of our brands is tarnished or if we receive negative publicity, then our sales, financial condition and results of operations could be materially and adversely affected.

2020 FORM 10-K 10

Our business is affected by seasonality, which could result in fluctuations in our operating results.
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth fiscal quarters have slightly exceeded those in the second and third fiscal quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal or COVID-19 related cancellations or postponements and geographic demand for particular types of footwear, apparel and equipment and in connection with the timing of significant sporting events, such as the NBA Finals, Olympics or the World Cup, among others. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including economic conditions, changes in consumer preferences, weather conditions, outbreaks of disease, social or political unrest, availability of import quotas, transportation disruptions and currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of additional factors that are beyond our control, including manufacturing and transportation costs, shifts in product sales mix and geographic sales trends, all of which we expect to continue. Results of operations in any period should not be considered indicative of the results to be expected for any future period.
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
Technical innovation and quality control in the design and manufacturing process of footwear, apparel and athletic equipment is essential to the commercial success of our products. Research and development play a key role in technical innovation. We rely upon specialists in the fields of biomechanics, chemistry, exercise physiology, engineering, digital technologies, industrial design, sustainability and related fields, as well as research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists and other experts to develop and test cutting-edge performance products. While we strive to produce products that help to enhance athletic performance, reduce injury and maximize comfort, if we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems and loss of consumer confidence.
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
Furthermore, if certain endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken or statements made by athletes, teams or leagues, or other endorsers, associated with our products that harm the reputations of those athletes, teams or leagues, or endorsers, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. In addition, poor performance by our endorsers, a failure to continue to correctly identify promising athletes, public figures or sports organizations, to use and endorse our products or a failure to enter into cost-effective endorsement arrangements with prominent athletes, public figures and sports organizations could adversely affect our brand, sales and profitability.

2020 FORM 10-K 11

Economic factors beyond our control, and changes in the global economic environment, including fluctuations in inflation and currency exchange rates, could result in lower revenues, higher costs and decreased margins and earnings.
A majority of our products are manufactured and sold outside of the United States, and we conduct purchase and sale transactions in various currencies, which creates exposure to the volatility of global economic conditions, including fluctuations in inflation and foreign currency exchange rates. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom's exit from the European Union, commonly referred to as “Brexit” or new or proposed U.S. policy changes that impact the U.S. Dollar value relative to other international currencies. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of the Company's foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations have adversely affected and could continue to have an adverse effect on our results of operations and financial condition.
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
Our NIKE Direct operations, including our retail stores and digital platforms, have required and will continue to require significant investment. Our NIKE Direct stores have required and will continue to require substantial fixed investment in equipment and leasehold improvements and personnel. We have entered into substantial operating lease commitments for retail space. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and marketing activities and to integrate with our digital platforms. Because of their unique design and technological elements, locations and size, these stores require substantially more investment than other stores. Due to the high fixed-cost structure associated with our NIKE Direct retail stores, a decline in sales, a shift in consumer behavior away from brick-and-mortar retail, or the closure, temporary or

2020 FORM 10-K 12

otherwise, or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements and employee-related costs.
Many factors unique to retail operations, some of which are beyond our control, pose risks and uncertainties. Risks include, but are not limited to: credit card fraud; mismanagement of existing retail channel partners; and inability to manage costs associated with store construction and operation.
In addition, we have made significant investments in digital technologies and information systems for the digital aspect of our NIKE Direct operations, and our digital offerings will require continued investment in the development and upgrading of our technology platforms. In order to deliver high-quality digital experiences, our digital platforms must be designed effectively and work well with a range of other technologies, systems, networks, and standards that we do not control. We may not be successful in developing platforms that operate effectively with these technologies, systems, networks or standards. A growing portion of consumers access our NIKE Direct digital platforms, but in the event that it is more difficult for consumers to access and use our digital platforms, consumers find that our digital platforms do not effectively meet their needs or expectations or consumers choose not to access or use our digital platforms or use devices that do not offer access to our platforms, the success of our NIKE Direct operations could be adversely impacted. Our competitors may develop, or have already developed, digital experiences, features, content, services or technologies that are similar to ours or that achieve greater acceptance.
We may not realize a satisfactory return on our investment in our NIKE Direct operations and management's attention from our other business opportunities could be diverted, which could have an adverse effect on our business, financial condition or results of operations.
If the technology-based systems that give our consumers the ability to shop or interact with us online do not function effectively, our operating results, as well as our ability to grow our digital commerce business globally or to retain our customer base, could be materially adversely affected.
Many of our consumers shop with us through our digital platforms. Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping, as well as to engage with us and our competitors through digital experiences that are offered on mobile platforms. We are increasingly using social media and proprietary mobile applications to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business globally and could have a material adverse impact on our business and results of operations. In addition, as use of our digital platforms continues to grow, we will need an increasing amount of technical infrastructure to continue to satisfy our consumers' needs. If we fail to continue to effectively scale and adapt our digital platforms to accommodate increased consumer demand, our business may be subject to interruptions, delays or failures and consumer demand for our products and digital experiences could decline.
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
We are heavily dependent on information technology systems and networks, including the Internet and third-party services (“Information Technology Systems”), across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales and distribution, as well as for processing financial information for external and internal reporting purposes, retail operations and other business activities. Information Technology Systems are critical to many of our operating activities and our business processes and may be negatively impacted by any service interruption or shutdown. For example, our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these Information Technology Systems. Over a number of years, we have implemented Information Technology Systems in all of the geographical regions in which we operate. Our work to integrate, secure and enhance these systems and related processes in our global operations is ongoing and NIKE will continue to invest in these efforts. We cannot provide assurance, however, that the measures we take to secure and enhance these systems will be sufficient to protect our Information Technology Systems and prevent cyber-attacks, system failures or data or information loss. The failure of these systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes, or failure to properly maintain, protect, repair or upgrade systems, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant capital investments to remediate the problem which may not be sufficient to cover all

2020 FORM 10-K 13

eventualities, and may have an adverse effect on our reputation, results of operations and financial condition. Further, like other companies in the retail industry, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that they will not have an impact in the future.
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
As a multinational corporation with operations and distribution channels throughout the world, we are subject to and must comply with extensive laws and regulations in the United States and other jurisdictions in which we have operations and distribution channels. If we or our employees, agents, suppliers, and other partners fail to comply with any of these laws or regulations, such failure could subject us to fines, sanctions or other penalties that could negatively affect our reputation, business, financial condition and results of operations. We are involved in various types of claims, lawsuits, regulatory proceedings and government investigations relating to our business, our products and the actions of our employees and representatives, including contractual and employment relationships, product liability, antitrust, trademark rights and a variety of other matters. It is not possible to predict with certainty the outcome of any such legal or regulatory proceedings or investigations, and we could in the future incur judgments, fines or penalties, or enter into settlements of lawsuits and claims that could have a material adverse effect on our business, financial condition and results of operations and negatively impact our reputation. The global nature of our business means legal and compliance risks, such as anti-bribery, anti-corruption, fraud, trade, environmental, competition, privacy and other regulatory matters, will continue to exist and additional legal proceedings and other contingencies will arise from time to time, which could adversely affect us. In addition, the adoption of new laws or regulations, or changes in the interpretation of existing laws or regulations, may result in significant unanticipated legal and reputational risks. Any current or future legal or regulatory proceedings could divert management's attention from our operations and result in substantial legal fees.
Changes to U.S. or other countries' trade policies and tariff and import/export regulations or our failure to comply with such regulations may have a material adverse effect on our reputation, business, financial condition and results of operations.
Changes in U.S. or international social, political, regulatory and economic conditions could impact our business, financial condition and results of operations. In particular, political and economic instability, geopolitical conflicts, political unrest, civil strife, terrorist activity, acts of war, public corruption, expropriation and other economic or political uncertainties in the United States or internationally could interrupt and negatively affect the sale of our products or other business operations. Any negative sentiment toward the United States as a result of any such changes could also adversely affect our business.
In addition, changes in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business could adversely affect our business. The U.S. presidential administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.
Changes or proposed changes in U.S. or other countries' trade policies may result in restrictions and economic disincentives on international trade. Tariffs and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends either in the United States or in other countries could affect the trade environment. The Company, similar to many other multinational corporations, does a significant amount of business that would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof or the economy of another country in which we conduct operations, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

2020 FORM 10-K 14

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
We take various actions to prevent the unauthorized use and/or disclosure of our confidential information and intellectual property rights. These actions include contractual measures such as entering into non-disclosure and non-compete agreements and agreements relating to our collaborations with third parties and providing confidential information awareness training. Our controls and efforts to prevent unauthorized use and/or disclosure of confidential information and intellectual property rights might not always be effective. For example, confidential information related to business strategy, innovations, new technologies, mergers and acquisitions, unpublished financial results or personal data could be prematurely, inadvertently, or improperly used and/or disclosed, resulting in a loss of reputation, loss of intellectual property rights, a decline in our stock price and/or a negative impact on our market position, and could lead to damages, fines, penalties or injunctions.
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
In addition to our own sensitive and proprietary business information, we handle transactional and personal information about our wholesale customers and consumers and users of our digital experiences, which include online distribution channels and product engagement, adaptive products and personal fitness applications. Hackers and data thieves are increasingly sophisticated and operate social engineering, such as phishing, and large-scale, complex automated attacks that can evade detection for long periods of time. Any breach of our or our service providers' network, or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers', users' or employees' personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation; resulting in lost sales and consumers, fines, lawsuits, or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach.
In addition, we must comply with increasingly complex and rigorous, and sometimes conflicting, regulatory standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018; and California passed the California Consumer Privacy Act (the "CCPA") which became effective on January 1, 2020. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR and CCPA) and regulations can be costly and time consuming, and any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, imposition of fines by governmental authorities and damage to our reputation and credibility and could have a negative impact on revenues and profits.
Our international operations involve inherent risks which could result in harm to our business.
Virtually all of our athletic footwear and apparel is manufactured outside of the United States, and the majority of our products are sold outside of the United States. Accordingly, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which our products are manufactured or where we sell products. This includes, for example, the uncertainty surrounding the effect of Brexit, including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union, as well as new and proposed changes affecting tax laws and trade policy in the United States and elsewhere as further described below under “We could be subject to changes in tax rates, adoption of new tax laws, additional tax liabilities or increased volatility in our effective tax rate” and “Changes to U.S. or other countries' trade policies and tariff and import/export regulations or our failure to comply with such regulations may have a material adverse effect on our reputation, business, financial condition and

2020 FORM 10-K 15

results of operations.” The U.S. presidential administration has indicated a focus on policy reforms that discourage U.S. corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the United States, which may require us to change the way we conduct business and adversely affect our results of operations. The administration has also targeted the specific practices of certain U.S. multinational corporations in public statements which, if directed at us, could harm our reputation or otherwise negatively impact our business.
In addition, disease outbreaks, including the current COVID-19 pandemic, terrorist acts and military conflict have increased the risks of doing business abroad. These factors, among others, could affect our ability to manufacture products or procure materials, our ability to import products, our ability to sell products in international markets and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be adversely affected. In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States and other countries. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change legislation, product safety regulations or other charges or restrictions, any of which could have an adverse effect on our results of operations and financial condition.
Furthermore, we are subject to the U.S. Foreign Corrupt Practices Act as well as the anti-corruption laws of other countries in which we operate. Although we implement policies and procedures designed to promote compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation could result in sanctions or other penalties and have an adverse effect on our business, reputation and operating results.
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
In addition, Sojitz America performs import-export financing services and purchasing services for NIKE Brand products sold in certain countries and any failure of Sojitz America to provide these services or any failure of Sojitz America's banks could have an

2020 FORM 10-K 16

adverse effect on our ability to acquire products from our suppliers and to deliver products to our customers in the countries in which Sojitz provides services, which could in turn adversely affect our sales and profitability.
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
We earn a substantial portion of our income in foreign countries and are subject to the tax laws of those jurisdictions. For example, effective January 1, 2020, the tax law in the Netherlands, one of the Company's major jurisdictions, changed.
Other proposals to reform foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our income tax expense and cash flows.
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
The athletic footwear, apparel and equipment retail markets in some countries are dominated by a few large athletic footwear, apparel and equipment retailers with many stores and accelerating digital commerce capabilities. The market shares of these retailers may increase through acquisitions and construction of additional stores and investments in digital capacity, and as a result of attrition as struggling retailers exit the market. Consolidation of our retailers will concentrate our credit risk with a smaller set of retailers, any of whom may experience declining sales or a shortage of liquidity, including as a result of the COVID-19 pandemic. In addition, increasing market share concentration among a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our products, we may be unable to find sufficient retail outlets for our products to sustain the same level of sales and revenues.
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
We work with hundreds of contractors outside of the United States to manufacture our products, and we also have license agreements that permit unaffiliated parties to manufacture or contract for the manufacture of products using our intellectual property. We require the contractors that directly manufacture our products and our licensees that make products using our intellectual property (including, indirectly, their contract manufacturers) to comply with a code of conduct and other environmental,

2020 FORM 10-K 17

health and safety standards for the benefit of workers. We also require our direct contractors and the contractors of our licensees to comply with applicable standards for product safety. Notwithstanding their contractual obligations, from time to time contractors may not comply with such standards or applicable local law or our licensees may fail to enforce such standards or applicable local law on their contractors. If one or more of our direct or indirect contractors violates or fails to comply with or is accused of violating or failing to comply with such standards and laws, this could harm our reputation or result in a product recall and, as a result, could have an adverse effect on our sales and financial condition. Negative publicity regarding production methods, alleged unethical or illegal practices or workplace or related conditions of any of our suppliers, manufacturers or licensees could adversely affect our brand image and sales, force us to locate alternative suppliers, manufacturers or licenses or result in the imposition of additional regulations, including new or additional quotas, tariffs, product safety regulations or other regulatory measures, by governmental authorities.
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
NIKE is supplied by 122 footwear factories located in 12 countries. We do not own or operate any of the footwear manufacturing facilities and depend upon independent contract manufacturers to manufacture all of the footwear products we sell. In fiscal 2020, four footwear contract manufacturers each accounted for greater than 10% of fiscal 2020 footwear production and in aggregate accounted for approximately 61% of NIKE Brand footwear production in fiscal 2020. Our ability to meet our customers' needs depends on our ability to maintain a steady supply of products from our independent contract manufacturers. If one or more of our significant suppliers were to sever their relationship with us or significantly alter the terms of our relationship, including due to changes in applicable trade policies, or be unable to perform, including as a result of the COVID-19 pandemic, we may not be able to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition or results of operations. Additionally, if any of our primary contract manufacturers fail to make timely shipments, do not meet our quality standards or otherwise fail to deliver us product in accordance with our plans, there could be a material adverse effect on our results of operations.
Certain of our manufacturers are highly specialized and only produce a specific type of product. Such manufacturing partners may go out of business if consumer preferences or market conditions change such that there is no longer sufficient demand for the types of products they produce. If, in the future, the relevant products are again in demand and the specialized manufacturers no longer exist, we may not be able to locate replacement facilities to manufacture certain products in a timely manner or at all, which could have a material adverse effect on our sales, financial condition or results of operations.
Our success depends on our global distribution facilities.
We distribute our products to customers directly from the factory and through distribution centers located throughout the world. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies and growth, particularly in emerging markets, depends on the proper operation of our distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). Our distribution facilities have in the past and could be interrupted by information technology problems, disasters such as earthquakes or fires or outbreaks of disease or government actions taken to mitigate their spread. Any significant failure in our distribution facilities could result in an adverse effect on our business. We maintain business interruption insurance, but it may not adequately protect us from adverse effects caused by significant disruptions in our distribution facilities.
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

2020 FORM 10-K 18

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
Extreme weather conditions in the areas in which our retail stores, suppliers, manufacturers, customers, distribution centers, headquarters and vendors are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, have in the past temporarily disrupted, and could in the future disrupt, our operations, the operations of our vendors, manufacturers and other suppliers or have in the past and could result in economic instability that may negatively impact our operating results and financial condition. In particular, if a natural disaster were to occur in an area in which we or our suppliers, manufacturers, customers, distribution centers and vendors are located, our continued success would depend, in part, on the safety and availability of the relevant personnel and facilities and proper functioning of our or third parties' computer, telecommunication and other systems and operations. In addition, a severe weather event could negatively impact retail traffic to our stores or stores that carry our products and could have an adverse impact on consumer spending, any of which could in turn result in negative point-of-sale trends for our merchandise. Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations, either in a particular region or globally, as well as the activities of our third-party vendors and other suppliers, manufacturers and customers. In addition, the physical changes prompted by climate change could result in changes in regulations or consumer preferences, which could in turn affect our business, operating results and financial condition. We believe the diversity of locations in which we operate, our operational size and our Information Technology Systems position us well, but if we were to experience a local or regional disaster or other business continuity event, we could still experience operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel. Further, if we are unable to find alternative suppliers, replace capacity at key manufacturing or distribution locations or quickly repair damage to our Information Technology Systems or supply systems, we could be late in delivering, or be unable to deliver, products to our customers. These events could result in reputational damage, lost sales, cancellation charges or markdowns, all of which could have an adverse effect on our business, results of operations and financial condition.
Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.
From time to time, we may invest in technology, business infrastructure, new businesses, product offering and manufacturing innovation and expansion of existing businesses, such as our NIKE Direct operations, which require substantial cash investments and management attention. We believe cost-effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations. See also “Our NIKE Direct operations have required and will continue to require a substantial investment and commitment of resources and are subject to numerous risks and uncertainties.”
The success of our business depends, in part, on high-quality employees, including key personnel as well as our ability to maintain our workplace culture and values.
Our success depends in part on the continued service of high-quality employees, including key executive officers and personnel. The loss of the services of key individuals, or any negative perception with respect to these individuals, or our workplace culture or values, could harm our business. Our success also depends on our ability to recruit, retain and engage our personnel sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel. In addition, shifts in U.S. immigration policy could negatively impact our ability to attract, hire and retain highly skilled employees who are from outside the United States. We also believe that our corporate culture has been a key driver of our success, and we have invested substantial time and resources in building, maintaining and evolving our culture. Any failure to preserve and evolve our culture could negatively affect our future success, including our ability to retain and recruit employees.

2020 FORM 10-K 19

Our business operations and financial performance could be adversely affected by changes in our relationship with our workforce or changes to United States or foreign employment regulations.
We have significant exposure to changes in domestic and foreign laws governing our relationships with our workforce, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements and payroll taxes, which could have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in countries where we have workforces could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs. There is also a risk of potential claims that we have violated laws related to discrimination and harassment, health and safety, wage and hour laws, criminal activity, personal injury and other claims. In addition, if there were a significant increase in the number of members of our workforce who are members of labor organizations or become parties to collective bargaining agreements, we could be vulnerable to a strike, work stoppage or other labor action, which could have an adverse effect on our business.
The sale of a large number of shares of common stock by our principal stockholder could depress the market price of our common stock.
As of June 30, 2020, Swoosh, LLC beneficially owned approximately 75% of our Class A Common Stock. If, on June 30, 2020, all of these shares were converted into Class B Common Stock, the commensurate ownership percentage of our Class B Common Stock would be approximately 16%. The shares are available for resale, subject to the requirements of the U.S. securities laws and the terms of the limited liability company agreement governing Swoosh, LLC. The sale or prospect of a sale of a substantial number of these shares could have an adverse effect on the market price of our common stock. Swoosh, LLC was formed by Philip H. Knight, our Chairman Emeritus, to hold the majority of his shares of Class A Common Stock. Swoosh, LLC is controlled by Mr. Knight's son and NIKE director, Travis Knight.
Changes in our credit ratings or macroeconomic conditions may affect our liquidity, increasing borrowing costs and limiting our financing options.
Our long-term debt is currently rated Investment Grade by Standard & Poor's and Moody's Investors Service. If our credit ratings are lowered, borrowing costs for our existing facilities or for future long-term debt or short-term credit facilities may increase and our financing options, including our access to the unsecured credit market or the capital markets, could be adversely affected. We may also be subject to restrictive covenants that would reduce our flexibility to, among other things, incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. Failure to comply with such covenants could result in a default, and as a result, the commitments of our lenders under our credit agreements may be terminated and the maturity of amounts owed may be accelerated. In addition, macroeconomic conditions, such as increased volatility or disruption in the credit markets, could adversely affect our ability to refinance existing debt.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, as provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenues and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory reserves, contingent payments under endorsement contracts, accounting for property, plant and equipment and definite-lived assets, hedge accounting for derivatives, stock-based compensation, income taxes and other contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class B Common Stock.

2020 FORM 10-K 20

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

2020 FORM 10-K 21

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following is a summary of principal properties owned or leased by NIKE:
The NIKE World Campus, owned by NIKE and located near Beaverton, Oregon, USA, is an approximately 400-acre site consisting of over 40 buildings which, together with adjacent leased properties, functions as our world headquarters and is occupied by approximately 12,800 employees engaged in management, research, design, development, marketing, finance and other administrative functions serving nearly all of our segments. We lease a similar, but smaller, administrative facility in Hilversum, the Netherlands, which serves as the headquarters for our Europe, Middle East & Africa geography and management of certain brand functions for our non-U.S. operations. We also lease an office complex in Shanghai, China, our headquarters for our Greater China geography, occupied by employees focused on implementing our wholesale, NIKE Direct and merchandising strategies in the region, among other functions.
In the United States, NIKE has seven significant distribution centers. Four are located in Memphis, Tennessee, two of which are owned and two of which are leased. Two other distribution centers, one located in Indianapolis, Indiana and one located in Dayton, Tennessee, are leased and operated by third-party logistics providers. One distribution center for Converse is located in Ontario, California, which is leased. NIKE has a number of distribution facilities outside the United States, some of which are leased and operated by third-party logistics providers. The most significant distribution facilities outside the United States are located in Laakdal, Belgium; Taicang, China; Tomisato, Japan and Incheon, Korea, all of which we own, as well as in Suzhou, China, which is leased and operated by a third-party logistics provider.
Air Manufacturing Innovation manufactures cushioning components used in footwear at NIKE-owned and leased facilities located near Beaverton, Oregon, and in Dong Nai Province, Vietnam, as well as at NIKE-owned facilities in St. Charles, Missouri.
Aside from the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We lease 1,091 retail stores worldwide, which primarily consist of factory stores. See “United States Market” and “International Markets” for additional information regarding our retail stores. Our leases expire at various dates through the year 2043.
ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

2020 FORM 10-K 22

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NIKE's Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 17, 2020, there were 23,114 holders of record of NIKE's Class B Common Stock and 14 holders of record of NIKE's Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class B Common Stock. Refer to Selected Quarterly Financial Data in Part II, Item 6 of this Report for dividends declared on the Class A and Class B Common Stock.
In June 2018, the Board of Directors approved a four-year, $15 billion share repurchase program. As of May 31, 2020, the Company had repurchased 45.2 million shares at an average price of $89.00 per share for a total approximate cost of $4.0 billion under this program.
All share repurchases were made under NIKE's publicly announced program and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended May 31, 2020:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
March 1 — March 31, 2020	1,872,265	$85.08	$10,981
April 1 — April 30, 2020	—	$—	$10,981
May 1 — May 31, 2020	—	$—	$10,981
	1,872,265	$85.08

2020 FORM 10-K 23

PERFORMANCE GRAPH
The following graph demonstrates a five-year comparison of cumulative total returns for NIKE's Class B Common Stock; the Standard & Poor's 500 Stock Index; the Standard & Poor's Apparel, Accessories & Luxury Goods Index; and the Dow Jones U.S. Footwear Index. The graph assumes an investment of $100 on May 31, 2015 in each of the indices and our Class B Common Stock. Each of the indices assumes that all dividends were reinvested on the day of issuance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG NIKE, INC.; S&P 500 INDEX; THE DOW JONES U.S. FOOTWEAR INDEX; AND S&P APPAREL, ACCESSORIES & LUXURY GOODS INDEX

The Dow Jones U.S. Footwear Index consists of NIKE, Deckers Outdoor Corporation, Skechers U.S.A., Inc., Steven Madden, Ltd. and Wolverine World Wide, Inc. Because NIKE is part of the Dow Jones U.S. Footwear Index, the price and returns of NIKE stock have a substantial effect on this index. The Standard & Poor's Apparel, Accessories & Luxury Goods Index consists of Hanesbrands Inc., PVH Corporation, Ralph Lauren Corporation, Tapestry, Inc., Under Armour, Inc. and V.F. Corporation. The Dow Jones U.S. Footwear Index and the Standard & Poor's Apparel, Accessories & Luxury Goods Index include companies in two major lines of business in which the Company competes. The indices do not encompass all of the Company's competitors, nor all product categories and lines of business in which the Company is engaged.
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

2020 FORM 10-K 24

ITEM 6. SELECTED FINANCIAL DATA
All share and per share amounts are reflective of the two-for-one stock split that began trading at the split-adjusted price on December 24, 2015.

(In millions, except per share data and financial ratios)	FINANCIAL HISTORY
	2020	2019	2018	2017	2016
Year Ended May 31,
Revenues(1)	$37,403	$39,117	$36,397	$34,350	$32,376
Gross profit	16,241	17,474	15,956	15,312	14,971
Gross margin(1)	43.4%	44.7%	43.8%	44.6%	46.2%
Net income(1)(2)	2,539	4,029	1,933	4,240	3,760
Earnings per common share:(2)
Basic	1.63	2.55	1.19	2.56	2.21
Diluted	1.60	2.49	1.17	2.51	2.16
Weighted average common shares outstanding	1,558.8	1,579.7	1,623.8	1,657.8	1,697.9
Diluted weighted average common shares outstanding	1,591.6	1,618.4	1,659.1	1,692.0	1,742.5
Cash dividends declared per common share	0.955	0.86	0.78	0.70	0.62
Cash provided (used) by operations(1)	2,485	5,903	4,955	3,846	3,399
At May 31,
Cash and equivalents(3)	$8,348	$4,466	$4,249	$3,808	$3,138
Short-term investments	439	197	996	2,371	2,319
Inventories(1)	7,367	5,622	5,261	5,055	4,838
Working capital	12,272	8,659	9,094	10,587	9,667
Operating lease right-of-use assets, net(4)	3,097	—	—	—	—
Total assets(4)(5)(6)	31,342	23,717	22,536	23,259	21,379
Long-term debt(3)	9,406	3,464	3,468	3,471	1,993
Total operating lease liabilities(4)	3,358	—	—	—	—
Redeemable preferred stock	0.3	0.3	0.3	0.3	0.3
Shareholders' equity(6)	8,055	9,040	9,812	12,407	12,258
Market capitalization	153,553	120,951	114,983	87,084	92,867
Financial Ratios:
Return on equity(2)(6)	29.7%	42.7%	17.4%	34.4%	30.1%
Return on assets(2)(3)(4)(5)(6)	9.2%	17.4%	8.4%	19.0%	17.5%
Inventory turns	3.3	4.0	4.0	3.8	3.8
Current ratio at May 31(3)(4)	2.5	2.1	2.5	2.9	2.8
Price/Earnings ratio at May 31(2)	61.6	31.0	61.4	21.1	25.6

(1)
Fiscal 2020 reflects the impacts of COVID-19 on our results of operations and financial condition. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

(2)
Fiscal 2018 reflects the impact from the enactment of the U.S. Tax Cuts and Jobs Act. Refer to Note 9 — Income Taxes in the accompanying Notes to the Consolidated Financial Statements for additional information.

(3)
During the fourth quarter of fiscal 2020, the Company issued $6 billion of senior unsecured notes. Refer to Note 8 — Long-Term Debt in the accompanying Notes to the Consolidated Financial Statements for additional information.

(4)
Fiscal 2020 reflects the impact from the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for additional information.

(5)
Fiscal 2019 reflects the impact from the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for additional information.

(6)
Fiscal 2019 reflects the impact from the adoption of ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for additional information.

2020 FORM 10-K 25

SELECTED QUARTERLY FINANCIAL DATA

(UNAUDITED)	1ST QUARTER		2ND QUARTER		3RD QUARTER		4TH QUARTER
(In millions, except per share data)	2020	2019	2020	2019	2020	2019	2020	2019
Revenues(1)	$10,660	$9,948	$10,326	$9,374	$10,104	$9,611	$6,313	$10,184
Gross profit	4,871	4,397	4,544	4,105	4,473	4,339	2,353	4,633
Gross margin(1)	45.7%	44.2%	44.0%	43.8%	44.3%	45.1%	37.3%	45.5%
Net income (loss)(1)	1,367	1,092	1,115	847	847	1,101	(790)	989
Earnings (loss) per common share:
Basic	0.87	0.69	0.71	0.54	0.54	0.70	(0.51)	0.63
Diluted	0.86	0.67	0.70	0.52	0.53	0.68	(0.51)	0.62
Weighted average common shares outstanding	1,562.4	1,594.0	1,560.6	1,581.4	1,556.3	1,572.8	1,555.7	1,570.2
Diluted weighted average common shares outstanding	1,597.5	1,634.4	1,594.4	1,620.7	1,591.6	1,609.6	1,555.7	1,607.5
Cash dividends declared per common share	0.22	0.20	0.245	0.22	0.245	0.22	0.245	0.22

(1)
The third and fourth quarters of fiscal 2020 reflect the impacts of COVID-19 on our results of operations and financial condition. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

2020 FORM 10-K 26

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
Since fiscal 2018, through the Consumer Direct Offense and our Triple Double strategy, we have focused on doubling the impact of innovation, increasing our speed and agility to market and growing our direct connections with consumers. In June 2020, we announced a new digitally empowered phase of the Consumer Direct Offense strategy: Consumer Direct Acceleration. This strategic acceleration will focus on three specific areas. First, creating the marketplace of the future through more premium, consistent and seamless consumer experiences that more closely align with what consumers want and need. This strategy will lead with NIKE Digital and our own stores, as well as through select strategic partners who share our marketplace vision. Second, we will align our product creation and category organizations around a new consumer construct focused on Men’s, Women’s and Kids'. This approach allows us to create product that better meets individual consumer needs, including more specialization of our category approach, while re-aligning and simplifying our offense to accelerate our largest growth opportunities. In particular, we’ll be reinvesting in our Women’s and Kids’ businesses and will also simplify our operating model across the remainder of the company to optimize effectiveness. Third, we will unify investments in data and analytics, demand sensing, insight gathering, inventory management and other areas against an end-to-end technology foundation to accelerate our digital transformation. We believe this unified approach will accelerate growth and unlock more efficiency for our business, while driving speed and responsiveness as we serve consumers globally.
On July 22, 2020, management announced a series of leadership and operating model changes to streamline and speed up strategic execution. These changes are expected to lead to a net loss of jobs, resulting in pre-tax, one-time employee termination costs of approximately $200 million to $250 million, which is expected to be incurred primarily during the first half of fiscal 2021, in the form of cash expenditures. These amounts are subject to change until such time as all details are finalized.
This next phase of our Consumer Direct Offense is expected to drive sustainable growth and profitability as we accelerate NIKE to a digital-first company. We are committed to the execution of this strategy, despite the short-term adverse impacts to our business from a novel strain of coronavirus (COVID-19). As such, our long-term financial goals on average, per year, remain the same and are outlined below:

•	High single-digit revenue growth;

•	Gross margin expansion of as much as 50 basis points;

•	Slight selling and administrative expense leverage;

•	Mid-teens earnings per share growth; and

•	Low-thirties percentage rate of return on invested capital.
COVID-19 UPDATE
COVID-19 was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. As a result, COVID-19 has impacted our business globally, including through store closures, reduced operating hours and decreased retail traffic. In particular, the outbreak and preventive measures taken to help curb the spread had material adverse impacts on our operations and business results in Greater China during the third quarter of fiscal 2020, following the temporary closure of, or reduced operating hours in, approximately 75% of NIKE-owned and partner stores within the region. During the fourth quarter of fiscal 2020, our results of operations were further impacted as approximately 90% of our NIKE Brand stores across North America, EMEA and APLA, excluding Korea, were closed for approximately 8 weeks. The majority of Converse direct to consumer stores were also closed for a significant portion of the fourth quarter. Additionally, certain of our wholesale partners closed stores or reduced operating hours during the fourth quarter, resulting in lower than expected sales and a slowing of receipt of shipments of our products. The combined effect of store closures and reduced wholesale shipments caused higher than normal inventory levels at May 31, 2020, as Inventories grew 31% compared to the prior year. In order to manage future inventory growth and ensure a return to normalized levels we are modifying our buying plans and canceling certain pre-COVID-19 factory purchases, shifting product offer dates to meet near-term demand, as well as shifting available inventory into our digital channel and increasing digital fulfillment capacity specifically in

2020 FORM 10-K 27

North America and EMEA. Additionally, we are investing in targeted promotions and markdowns to accelerate liquidation of excess inventory while continuing to protect the long-term health of our product franchises.
COVID-19 also impacted our distribution centers, our third-party manufacturing partners and other vendors, including through the effects of facility closures, reductions in operating hours, labor shortages and real time changes in operating procedures to accommodate social distancing guidelines and additional cleaning and disinfection procedures.
In response to the uncertainty of the pandemic described above, we enhanced our liquidity position during the fourth quarter through the issuance of $6 billion in senior unsecured notes, the temporary suspension of our share repurchase program and by entering into a new committed credit facility agreement, which provides for an additional $2 billion of borrowings. Refer to Liquidity and Capital Resources for additional discussion.
Throughout the third and fourth quarter of fiscal 2020, our digital commerce remained open, supported by the employees in the distribution centers. During the fourth quarter, NIKE Brand digital remained our fastest growing channel, growing 79% on a currency-neutral basis with each of our geographies growing over 50%. Beginning in mid-May, stores within our NIKE Direct operations gradually began reopening. As of July 17, 2020, over 90% of our NIKE Direct stores have reopened across the globe, with 100% open in Greater China, over 90% open in both EMEA and North America, and APLA open over 70%. As of July 17, 2020, substantially all Converse direct to consumer stores have reopened to serve consumers.
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our future financial condition, results of operations or cash flows. However, we do expect they will have a material adverse impact on our future revenue growth as well as our overall profitability and may continue to lead to higher than normal inventory levels in various markets, revised payment terms with certain of our wholesale customers, higher sales-related reserves, factory cancellation costs and a volatile effective tax rate driven by changes in the mix of earnings across the Company's jurisdictions.
On March 27, 2020, in response to COVID-19, the United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act is a relief package consisting of various stimulus measures, such as tax payment deferrals, various business incentives and makes certain technical corrections to the U.S. Tax Cuts and Jobs Act of 2017. The enactment of such legislation, while favorable, did not have a material impact on our fiscal 2020 Consolidated Financial Statements.
FISCAL 2020 OVERVIEW
Fiscal 2020 NIKE, Inc. Revenues declined 4% to $37.4 billion, as revenue growth of 7% for the first nine months of fiscal 2020 was more than offset by a 38% decline in the fourth quarter due to the impacts of COVID-19. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, experienced a 4% decline, down 2% on a currency-neutral basis, driven by declines across nearly all geographies, partially offset by 11% currency-neutral growth in Greater China. NIKE Direct grew 8% on a currency-neutral basis driven by 49% growth in digital, with all geographies growing strong double digits, while wholesale revenues declined 7%. Revenues for Converse declined 3% and 1%, on a reported and currency-neutral basis, respectively, as revenue growth in Asia was more than offset by declines in North America, Europe and licensee markets.
Income before income taxes decreased 40% for fiscal 2020, primarily due to lower revenues and gross margin resulting from the impacts of COVID-19, as well as higher selling and administrative expense. For the first nine months of fiscal 2020, gross margin expanded 30 basis points compared to the first nine months of fiscal 2019. However, this was more than offset by a decline of 820 basis points in the fourth quarter of fiscal 2020, primarily due the impacts of COVID-19. For fiscal 2020, NIKE, Inc. gross margin decreased 130 basis points as higher full-price average selling price (ASP), on a wholesale equivalent basis, was more than offset by higher product costs due to incremental tariffs in the U.S., as well as factory cancellation charges, higher inventory obsolescence reserves and the negative rate impacts of supply chain costs on a lower volume of wholesale shipments in the fourth quarter of fiscal 2020. Selling and administrative expense increased, due to higher operating overhead expense partially offset by lower demand creation expense. Operating overhead expense increased due to higher wage-related expenses, as a result of our continued investment in end-to-end digital capabilities, and higher bad debt expense, partially offset by lower travel and related spend. Demand creation expense decreased primarily due to lower retail brand presentation costs and sports marketing expenses as sporting events were postponed or canceled and a majority of stores were closed globally during the fourth quarter of fiscal 2020. These decreases were partially offset by higher digital brand marketing costs.
Diluted earnings per common share reflects a 2% decline in the weighted average diluted common shares outstanding, driven by our share repurchase program.
As we continue to execute against the Consumer Direct Offense, we are focused on optimizing country operating models across our global portfolio and we remain committed to investing in our most significant growth opportunities. During the third quarter of fiscal 2020, we announced our intention to sell our NIKE Brand businesses in Brazil, Argentina, Chile and Uruguay to strategic third-party distributors in an effort to more personally serve consumers in these respective marketplaces while driving

2020 FORM 10-K 28

sustainable, profitable growth. These transactions are expected to close in the first half of fiscal 2021. As a result of this decision, the related assets and liabilities of these entities were classified as held-for-sale on the Consolidated Balance Sheets as of May 31, 2020. Additionally, we recognized a non-recurring impairment charge of $405 million, within Other (income) expense, net on the Consolidated Statements of Income, classified within Corporate. This charge was primarily due to the anticipated release of non-cash cumulative foreign currency translation losses, and could fluctuate due to changes in exchange rates up to the date of close. In future quarters, as we shift from a wholesale and direct to consumer operating model to a distributor operating model within these countries, we expect consolidated NIKE, Inc. and APLA revenue growth will be reduced due to differences in commercial terms. However, we expect the future operating model to have a favorable impact on our overall profitability as we reduce selling and administrative expenses, as well as lessen exposure to foreign exchange rate volatility.
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
For discussion related to the results of operations and changes in financial condition for fiscal 2019 compared to fiscal 2018 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2019 Form 10-K, which was filed with the United States Securities and Exchange Commission on July 23, 2019.
USE OF NON-GAAP FINANCIAL MEASURES
Throughout this Annual Report on Form 10-K, we discuss non-GAAP financial measures, including references to wholesale equivalent revenues, currency-neutral revenues, as well as Total NIKE Brand earnings before interest and taxes (EBIT) and Total NIKE, Inc. EBIT, which should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). References to wholesale equivalent revenues are intended to provide context as to the total size of our NIKE Brand market footprint if we had no NIKE Direct operations. NIKE Brand wholesale equivalent revenues consist of (1) sales to external wholesale customers and (2) internal sales from our wholesale operations to our NIKE Direct operations, which are charged at prices comparable to those charged to external wholesale customers. Additionally, currency-neutral revenues are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations. EBIT is calculated as Net Income before Interest expense (income), net and Income tax expense in the Consolidated Statements of Income.
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

2020 FORM 10-K 29

RESULTS OF OPERATIONS

(Dollars in millions, except per share data)	FISCAL 2020	FISCAL 2019	% CHANGE	FISCAL 2018	% CHANGE
Revenues(1)	$37,403	$39,117	-4%	$36,397	7%
Cost of sales	21,162	21,643	-2%	20,441	6%
Gross profit	16,241	17,474	-7%	15,956	10%
Gross margin(1)	43.4%	44.7%		43.8%
Demand creation expense	3,592	3,753	-4%	3,577	5%
Operating overhead expense	9,534	8,949	7%	7,934	13%
Total selling and administrative expense	13,126	12,702	3%	11,511	10%
% of revenues	35.1%	32.5%		31.6%
Interest expense (income), net	89	49	—	54	—
Other (income) expense, net	139	(78)	—	66	—
Income before income taxes	2,887	4,801	-40%	4,325	11%
Income tax expense(2)	348	772	-55%	2,392	-68%
Effective tax rate	12.1%	16.1%		55.3%
NET INCOME(1)	$2,539	$4,029	-37%	$1,933	108%
Diluted earnings per common share	$1.60	$2.49	-36%	$1.17	113%

(1)	Fiscal 2020 reflects the impacts of COVID-19 on our results of operations. Refer to discussion of our results below for additional information.

(2)
Fiscal 2018 reflects the impact from the enactment of the U.S. Tax Cuts and Jobs Act. Refer to Note 9 — Income Taxes in the accompanying Notes to the Consolidated Financial Statements for additional information.

2020 FORM 10-K 30

CONSOLIDATED OPERATING RESULTS
REVENUES

(Dollars in millions)	FISCAL 2020	FISCAL 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FISCAL 2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$23,305	$24,222	-4%	-2%	$22,268	9%	12%
Apparel	10,953	11,550	-5%	-3%	10,733	8%	11%
Equipment	1,280	1,404	-9%	-6%	1,396	1%	4%
Global Brand Divisions(2)	30	42	-29%	-26%	88	-52%	-53%
Total NIKE Brand Revenues	35,568	37,218	-4%	-2%	34,485	8%	11%
Converse	1,846	1,906	-3%	-1%	1,886	1%	3%
Corporate(3)	(11)	(7)	—	—	26	—	—
TOTAL NIKE, INC. REVENUES	$37,403	$39,117	-4%	-2%	$36,397	7%	11%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$23,156	$25,423	-9%	-7%	$23,969	6%	10%
Sales through NIKE Direct	12,382	11,753	5%	8%	10,428	13%	16%
Global Brand Divisions(2)	30	42	-29%	-26%	88	-52%	-53%
TOTAL NIKE BRAND REVENUES	$35,568	$37,218	-4%	-2%	$34,485	8%	11%
NIKE Brand Revenues on a Wholesale Equivalent Basis:(1)
Sales to Wholesale Customers	$23,156	$25,423	-9%	-7%	$23,969	6%	10%
Sales from our Wholesale Operations to NIKE Direct Operations	7,452	7,127	5%	7%	6,332	13%	16%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$30,608	$32,550	-6%	-4%	$30,301	7%	11%
NIKE Brand Wholesale Equivalent Revenues by:(1)
Men's	$16,694	$17,737	-6%	-4%	$16,698	6%	10%
Women's	6,999	7,380	-5%	-3%	6,913	7%	11%
NIKE Kids'	5,033	5,283	-5%	-3%	4,906	8%	11%
Others(4)	1,882	2,150	-12%	-10%	1,784	21%	25%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$30,608	$32,550	-6%	-4%	$30,301	7%	11%
NIKE Brand Wholesale Equivalent Revenues by:(1)
Running	$3,830	$4,488	-15%	-12%	$4,496	0%	4%
NIKE Basketball	1,508	1,597	-6%	-4%	1,494	7%	9%
Jordan Brand	3,609	3,138	15%	16%	2,856	10%	12%
Football (Soccer)	1,575	1,894	-17%	-14%	2,146	-12%	-6%
Training	2,688	3,137	-14%	-13%	3,126	0%	3%
Sportswear	12,285	12,442	-1%	1%	10,720	16%	21%
Others(5)	5,113	5,854	-13%	-10%	5,463	7%	9%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$30,608	$32,550	-6%	-4%	$30,301	7%	11%

(1)
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

2020 FORM 10-K 31

(4)
Others include all unisex products, equipment and other products not allocated to Men's, Women's and NIKE Kids', as well as certain adjustments that are not allocated to products designated by gender or age.

(5)	Others include all other categories and certain adjustments that are not allocated at the category level.
FISCAL 2020 NIKE BRAND REVENUE HIGHLIGHTS
The following tables present NIKE Brand revenues disaggregated by reportable operating segment, distribution channel and major product line:

FISCAL 2020 COMPARED TO FISCAL 2019
On a currency-neutral basis, NIKE, Inc. Revenues declined 2% for fiscal 2020, driven by lower revenues in both the NIKE Brand and Converse as the first nine months of revenue growth was offset by the impacts of lower shipments to wholesale customers and store closures within our NIKE Direct and Converse direct to consumer operations due to COVID-19 in the fourth quarter. Revenues for North America declined in fiscal 2020, reducing NIKE, Inc. Revenues by approximately 4 percentage points, partially offset by revenue growth in Greater China contributing approximately 2 percentage points.
On a currency-neutral basis, NIKE Brand footwear revenues decreased 2% for fiscal 2020, driven by declines in nearly all key categories, primarily Running, Sportswear and Training, partially offset by growth in the Jordan Brand. Unit sales of footwear decreased 8%, partially offset by higher ASP per pair contributing approximately 6 percentage points. The increase in ASP was primarily due to higher full-price and NIKE Direct ASPs, as well as the favorable impact of growth in our NIKE Direct business.
Currency-neutral NIKE Brand apparel revenues decreased 3% for fiscal 2020, due to declines in most key categories, primarily Running, Training and Football (Soccer), partially offset by growth in Sportswear and the Jordan Brand. Unit sales of apparel decreased 8%, partially offset by higher ASP per unit contributing approximately 5 percentage points. The increase in ASP was primarily due to higher full-price ASP and the favorable impact of growth in our NIKE Direct business.
On a reported basis, NIKE Direct revenues represented approximately 35% of our total NIKE Brand revenues for fiscal 2020, compared to 32% for fiscal 2019. Digital commerce sales were $5.5 billion for fiscal 2020 compared to $3.8 billion for fiscal 2019. On a currency-neutral basis, NIKE Direct revenues increased 8% for fiscal 2020, driven by strong digital commerce sales growth of 49%, which more than offset comparable store sales contraction of 12% due to temporary store closures and stores operating on reduced hours as a result of COVID-19. Comparable store sales, which exclude digital commerce sales, comprises revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Comparable store sales includes revenues from stores that were temporarily closed during the period as a result of COVID-19. Comparable store sales represents a performance measure that we believe is useful information for management and investors in understanding the performance of our established NIKE-owned in-line and factory stores. Management considers this metric when making financial and operating decisions. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of this metric may not be comparable to similarly titled measures used by other companies.
On a currency-neutral basis, fiscal 2020 NIKE Brand Men's and Women's revenues decreased 4% and 3%, respectively. Lower NIKE Brand Men's revenues were driven by declines in nearly all key categories, primarily Running and Training, partially offset by growth in the Jordan Brand. Lower NIKE Brand Women's revenues were driven by declines in most key categories, primarily Running and Training, partially offset by growth in Sportswear and the Jordan Brand. Revenues for our NIKE Kids' business decreased 3%, as declines primarily in Football (Soccer) more than offset growth in the Jordan Brand.

2020 FORM 10-K 32

GROSS MARGIN
FISCAL 2020 COMPARED TO FISCAL 2019
For fiscal 2020, our consolidated gross profit decreased 7% to $16,241 million compared to $17,474 million for fiscal 2019, which was significantly impacted by lower shipments to our wholesale customers and store closures within our NIKE Direct operations due to COVID-19. Gross margin decreased 130 basis points to 43.4% for fiscal 2020 compared to 44.7% for fiscal 2019 due to the following:

*Wholesale equivalent
Higher product costs were in part due to incremental tariffs in North America. Higher other costs, primarily in the fourth quarter of fiscal 2020 due to the impacts of COVID-19, were specifically related to increased factory cancellations costs, higher inventory obsolescence and the adverse rate impact of supply chain costs on a lower volume of wholesale shipments.
TOTAL SELLING AND ADMINISTRATIVE EXPENSE

(Dollars in millions)	FISCAL 2020	FISCAL 2019	% CHANGE		FISCAL 2018	% CHANGE
Demand creation expense(1)	$3,592	$3,753	-4%		$3,577	5%
Operating overhead expense	9,534	8,949	7%		7,934	13%
Total selling and administrative expense	$13,126	$12,702	3%		$11,511	10%
% of revenues	35.1%	32.5%	260	bps	31.6%	90	bps

(1)
Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary product, television, digital and print advertising and media costs, brand events and retail brand presentation.

FISCAL 2020 COMPARED TO FISCAL 2019
Demand creation expense decreased 4% for fiscal 2020 compared to fiscal 2019, due to lower retail brand presentation costs and lower sports marketing investments, as well as decreased advertising and marketing expenses as sporting events were postponed or canceled and a majority of stores were closed globally during the fourth quarter of fiscal 2020. These decreases were partially offset by higher digital brand marketing costs. Changes in foreign currency exchange rates decreased Demand creation expense by approximately 2 percentage points for fiscal 2020.
Operating overhead expense increased 7% for fiscal 2020 compared to fiscal 2019, driven by higher wage-related and administrative expenses to support our continued investments in end-to-end digital capabilities, including support for a new enterprise resource planning tool. Operating overhead expense was further impacted by higher bad debt expense recognized during the fourth quarter of fiscal 2020 due to the impacts of COVID-19. These increases were partially offset by lower travel and related spend. Changes in foreign currency exchange rates decreased Operating overhead expense by approximately 1 percentage points for fiscal 2020.
OTHER (INCOME) EXPENSE, NET

(Dollars in millions)	FISCAL 2020	FISCAL 2019	FISCAL 2018
Other (income) expense, net	$139	$(78)	$66
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.

2020 FORM 10-K 33

FISCAL 2020 COMPARED TO FISCAL 2019
Other (income) expense, net changed from $78 million of other income, net for fiscal 2019 to $139 million of other expense, net for fiscal 2020, primarily due to the non-recurring impairment charge of $405 million related to our planned, strategic distributor partnership transition within APLA. For more information see Note 20 — Acquisitions and Divestitures within the accompanying Notes to the Consolidated Financial Statements. This was offset by a $121 million net beneficial change in foreign currency conversion gains and losses, including hedges.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had an unfavorable impact on our Income before income taxes of $91 million for fiscal 2020.
INCOME TAXES

	FISCAL 2020	FISCAL 2019	% CHANGE	FISCAL 2018	% CHANGE
Effective tax rate	12.1%	16.1%	(400) bps	55.3%	(3,920) bps
FISCAL 2020 COMPARED TO FISCAL 2019
Our effective tax rate was 12.1% for fiscal 2020, compared to 16.1% for fiscal 2019 due to increased benefits from discrete items such as stock-based compensation.
Our effective tax rate for fiscal 2018 reflected significant changes related to the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act"). Refer to Note 9 — Income Taxes in the accompanying Notes to the Consolidated Financial Statements for additional information on the impact of the Tax Act.
OPERATING SEGMENTS
Our operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company's reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa (EMEA); Greater China; and Asia Pacific & Latin America (APLA), and include results for the NIKE and Jordan brands, with results for the Hurley Brand, prior to its divestiture, included in North America. Refer to Note 20 — Acquisitions and Divestitures within the accompanying Notes to the Consolidated Financial Statements for additional information. The Company's NIKE Direct operations are managed within each geographic operating segment. Converse is also a reportable operating segment for the Company, and operates predominately in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories.
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

2020 FORM 10-K 34

The breakdown of revenues is as follows:

(Dollars in millions)	FISCAL 2020	FISCAL 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FISCAL 2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$14,484	$15,902	-9%	-9%	$14,855	7%	7%
Europe, Middle East & Africa	9,347	9,812	-5%	-1%	9,242	6%	11%
Greater China	6,679	6,208	8%	11%	5,134	21%	24%
Asia Pacific & Latin America	5,028	5,254	-4%	1%	5,166	2%	13%
Global Brand Divisions(2)	30	42	-29%	-26%	88	-52%	-53%
TOTAL NIKE BRAND	35,568	37,218	-4%	-2%	34,485	8%	11%
Converse	1,846	1,906	-3%	-1%	1,886	1%	3%
Corporate(3)	(11)	(7)	—	—	26	—	—
TOTAL NIKE, INC. REVENUES	$37,403	$39,117	-4%	-2%	$36,397	7%	11%

(1)	The percent change excluding currency changes represents a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" for further information.

(2)	Global Brand Divisions revenues are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

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
The breakdown of earnings before interest and taxes is as follows:

(Dollars in millions)	FISCAL 2020	FISCAL 2019	% CHANGE	FISCAL 2018	% CHANGE
North America	$2,899	$3,925	-26%	$3,600	9%
Europe, Middle East & Africa	1,541	1,995	-23%	1,587	26%
Greater China	2,490	2,376	5%	1,807	31%
Asia Pacific & Latin America	1,184	1,323	-11%	1,189	11%
Global Brand Divisions	(3,468)	(3,262)	-6%	(2,658)	-23%
TOTAL NIKE BRAND(1)	4,646	6,357	-27%	5,525	15%
Converse	297	303	-2%	310	-2%
Corporate	(1,967)	(1,810)	-9%	(1,456)	-24%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	2,976	4,850	-39%	4,379	11%
Interest expense (income), net	89	49	—	54	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$2,887	$4,801	-40%	$4,325	11%

(1)	Total NIKE Brand EBIT and Total NIKE, Inc. EBIT represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for further information.

2020 FORM 10-K 35

NORTH AMERICA

(Dollars in millions)	FISCAL 2020	FISCAL 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$9,329	$10,045	-7%	-7%	$9,322	8%	8%
Apparel	4,639	5,260	-12%	-12%	4,938	7%	7%
Equipment	516	597	-14%	-14%	595	0%	0%
TOTAL REVENUES	$14,484	$15,902	-9%	-9%	$14,855	7%	7%
Revenues by:
Sales to Wholesale Customers	$9,371	$10,875	-14%	-14%	$10,159	7%	7%
Sales through NIKE Direct	5,113	5,027	2%	2%	4,696	7%	7%
TOTAL REVENUES	$14,484	$15,902	-9%	-9%	$14,855	7%	7%
EARNINGS BEFORE INTEREST AND TAXES	$2,899	$3,925	-26%		$3,600	9%
We believe there continues to be a meaningful shift in the way consumers shop for product and make purchasing decisions. Consumers are demanding a constant flow of fresh and innovative product, and have an expectation for superior service and rapid delivery, all fueled by the shift toward digital and mono-brand experiences in NIKE Direct. Specifically, in North America we anticipate continued evolution within the retail landscape, driven by shifting consumer traffic patterns across digital and physical channels. The evolution of the North America marketplace is resulting in third-party retail store closures, which is expected to be further accelerated as a result of the effects of COVID-19; however, we remain focused on building long-term momentum with our strategic wholesale customers, fueled by innovative product and NIKE Brand consumer experiences, leveraging digital.
FISCAL 2020 COMPARED TO FISCAL 2019
On a currency-neutral basis, North America revenues decreased 9%, as revenue growth for the first nine months of fiscal 2020 was offset by declines in the fourth quarter, primarily resulting from lower shipments to our wholesale customers and store closures within our NIKE Direct operations due to COVID-19. Revenues declined in nearly all key categories, primarily Running and Training. NIKE Direct revenues increased 2% for fiscal 2020 as strong digital commerce sales growth of 45% more than offset a 20% decline in comparable store sales due to temporary store closures and stores operating on reduced hours as a result of COVID-19 during the fourth quarter.
Footwear revenues contracted 7% on a currency-neutral basis for fiscal 2020, driven by declines in nearly all key categories, primarily Running, Training and Sportswear. Unit sales of footwear decreased 13%, partially offset by higher ASP per pair contributing approximately 6 percentage points. Higher ASP per pair was primarily due to higher NIKE Direct ASP and the favorable impact of growth in our NIKE Direct business, as well as higher full-price ASP.
On a currency-neutral basis, apparel revenues decreased 12% for fiscal 2020 as lower revenues in nearly all key categories, primarily Training, were partially offset by growth in Sportswear. Unit sales of apparel decreased 16%, partially offset by higher ASP per unit contributing approximately 4 percentage points. The increase in ASP per unit was primarily a result of higher full-price and NIKE Direct ASPs, as well as the favorable impact of growth in our NIKE Direct business.
Reported EBIT decreased 26% for fiscal 2020, reflecting lower revenues, gross margin contraction and higher selling and administrative expense. Gross margin declined 230 basis points as higher-full price ASP was more than offset by higher product costs, primarily due to incremental tariffs, as well as increased costs specifically in the fourth quarter due to COVID-19 for warehousing and freight, the adverse rate impact of supply chain costs on a lower volume of wholesale shipments, factory cancellations and inventory obsolescence. Selling and administrative expense grew due to higher operating overhead expense, partially offset by lower demand creation expense. Operating overhead expense increased primarily due to higher bad debt expense and higher administrative costs. The decrease in demand creation expense reflected higher digital brand marketing costs, which were more than offset by lower retail brand presentation costs and sports marketing expenses as leagues and sporting events were suspended and a majority of stores within our NIKE Direct operations were closed during the fourth quarter due to COVID-19.

2020 FORM 10-K 36

EUROPE, MIDDLE EAST & AFRICA

(Dollars in millions)	FISCAL 2020	FISCAL 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$5,892	$6,293	-6%	-3%	$5,875	7%	12%
Apparel	3,053	3,087	-1%	2%	2,940	5%	9%
Equipment	402	432	-7%	-3%	427	1%	5%
TOTAL REVENUES	$9,347	$9,812	-5%	-1%	$9,242	6%	11%
Revenues by:
Sales to Wholesale Customers	$6,574	$7,076	-7%	-4%	$6,765	5%	9%
Sales through NIKE Direct	2,773	2,736	1%	5%	2,477	10%	15%
TOTAL REVENUES	$9,347	$9,812	-5%	-1%	$9,242	6%	11%
EARNINGS BEFORE INTEREST AND TAXES	$1,541	$1,995	-23%		$1,587	26%
FISCAL 2020 COMPARED TO FISCAL 2019
On a currency-neutral basis, EMEA revenues for fiscal 2020 declined 1%, as revenue growth for the first nine months of fiscal 2020 was offset by declines in the fourth quarter, primarily resulting from lower shipments to our wholesale customers and store closures within our NIKE Direct operations due to COVID-19. The decline reflects lower revenues in the Northern Europe and Southern Europe territories, which each declined 8%, partially offset by growth in UK & Ireland of 5%. Revenues decreased in most key categories, primarily Football (Soccer) and Running, partially offset by growth in the Jordan Brand. NIKE Direct revenues increased 5% due to strong digital commerce sales growth of 50%, partially offset by a 15% decline in comparable store sales due to temporary store closures and stores operating on reduced hours as a result of COVID-19, as well as declines from certain store closures as we continually optimize our fleet to meet consumer demand across physical and digital channels.
Currency-neutral footwear revenues contracted 3% for fiscal 2020, driven by lower revenues in nearly all key categories, primarily Sportswear. Unit sales of footwear decreased 10%, partially offset by higher ASP per pair contributing approximately 7 percentage points. Higher ASP per pair primarily resulted from higher full-price and NIKE Direct ASPs.
For fiscal 2020, currency-neutral apparel revenues increased 2% as growth in several key categories, most notably Sportswear and the Jordan Brand, was partially offset by declines in Football (Soccer). Unit sales of apparel decreased 2%, partially offset by higher ASP per unit contributing approximately 4 percentage points. Higher ASP per unit was primarily due to higher full-price ASP.
Reported EBIT decreased 23% for fiscal 2020 due to lower revenues, gross margin contraction and higher selling and administrative expense. Gross margin declined 240 basis points as higher full-price ASP was more than offset by unfavorable changes in standard foreign currency exchange rates and higher other costs, which primarily occurred in the fourth quarter due to COVID-19 and reflected increased warehousing and freight costs, the adverse rate impact of supply chain costs on a lower volume of wholesale shipments and higher inventory obsolescence. Selling and administrative expense increased due to higher operating overhead expense, partially offset by lower demand creation expense. Growth in operating overhead expense was primarily due to higher bad debt expense. The decrease in demand creation expense was primarily driven by lower retail brand presentation costs resulting from store closures during the fourth quarter due to COVID-19.

2020 FORM 10-K 37

GREATER CHINA

(Dollars in millions)	FISCAL 2020	FISCAL 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$4,635	$4,262	9%	12%	$3,496	22%	25%
Apparel	1,896	1,808	5%	8%	1,508	20%	23%
Equipment	148	138	7%	11%	130	6%	8%
TOTAL REVENUES	$6,679	$6,208	8%	11%	$5,134	21%	24%
Revenues by:
Sales to Wholesale Customers	$3,803	$3,726	2%	6%	$3,216	16%	19%
Sales through NIKE Direct	2,876	2,482	16%	20%	1,918	29%	33%
TOTAL REVENUES	$6,679	$6,208	8%	11%	$5,134	21%	24%
EARNINGS BEFORE INTEREST AND TAXES	$2,490	$2,376	5%		$1,807	31%
FISCAL 2020 COMPARED TO FISCAL 2019
On a currency-neutral basis, Greater China revenues for fiscal 2020 increased 11%, despite temporary store closures and stores operating on reduced hours as a result of COVID-19 during the third quarter and for part of the fourth quarter. Higher revenues were driven by growth in most key categories, led by the Jordan Brand and Sportswear. NIKE Direct revenues increased 20%, driven by strong digital commerce sales growth of 49%, the addition of new stores and comparable store sales growth of 1%.
Currency-neutral footwear revenues increased 12% for fiscal 2020, driven by growth in nearly all key categories, led by the Jordan Brand and, to a lesser extent, Sportswear. Unit sales of footwear increased 10% and higher ASP per pair contributed approximately 2 percentage points of footwear revenue growth, driven by higher full-price ASP.
The currency-neutral apparel revenue growth of 8% for fiscal 2020 was fueled by higher revenues in most key categories, led by Sportswear and the Jordan Brand. Unit sales of apparel increased 8%, while ASP per unit was flat as higher off-price and full-price ASPs were offset by unfavorable full-price mix and lower NIKE Direct ASP.
Reported EBIT increased 5% for fiscal 2020, driven by higher revenues and selling and administrative expense leverage, partially offset by gross margin contraction. Gross margin decreased 170 basis points as unfavorable changes in standard foreign currency exchange rates and higher product costs more than offset higher full-price ASP. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Growth in operating overhead expense was driven by higher investments within our NIKE Direct operations. Demand creation expense increased primarily due to higher retail brand presentation costs, including digital brand marketing.

2020 FORM 10-K 38

ASIA PACIFIC & LATIN AMERICA

(Dollars in millions)	FISCAL 2020	FISCAL 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$3,449	$3,622	-5%	0%	$3,575	1%	12%
Apparel	1,365	1,395	-2%	3%	1,347	4%	15%
Equipment	214	237	-10%	-4%	244	-3%	8%
TOTAL REVENUES	$5,028	$5,254	-4%	1%	$5,166	2%	13%
Revenues by:
Sales to Wholesale Customers	$3,408	$3,746	-9%	-4%	$3,829	-2%	9%
Sales through NIKE Direct	1,620	1,508	7%	12%	1,337	13%	23%
TOTAL REVENUES	$5,028	$5,254	-4%	1%	$5,166	2%	13%
EARNINGS BEFORE INTEREST AND TAXES	$1,184	$1,323	-11%		$1,189	11%
As discussed previously, we entered into definitive agreements to sell our NIKE Brand businesses in Brazil, Argentina, Chile and Uruguay and shift to a distributor operating model. The impacts of entering into these agreements are included within Corporate and are not reflected in the APLA operating segment results for fiscal 2020.
FISCAL 2020 COMPARED TO FISCAL 2019
On a currency-neutral basis, APLA revenues increased 1% for fiscal 2020. The increase in revenues reflected growth in the Korea and SOCO (which comprises Argentina, Uruguay and Chile) territories of 14% and 6%, respectively, partially offset by declines in Mexico of 9%. Revenues increased in several key categories, led by the Jordan Brand. NIKE Direct revenues increased 12%, fueled by strong digital commerce sales growth of 62% and the addition of new stores, partially offset by a decline in comparable store sales of 4% due to temporary store closures and stores operating on reduced hours as a result of COVID-19 during the fourth quarter.
Currency-neutral footwear revenues for fiscal 2020 were flat as growth in the Jordan Brand and NIKE Basketball was offset by declines in all other key categories, primarily Training. Unit sales of footwear decreased 12%, offset by higher ASP per pair contributing approximately 12 percentage points, driven by higher full-price and NIKE Direct ASPs, both of which in part reflect inflationary conditions in our SOCO territory.
Currency-neutral apparel revenues grew 3% for fiscal 2020, driven by higher revenues in several key categories, most notably Sportswear. Unit sales of apparel decreased 5%, which were more than offset by higher ASP per unit contributing approximately 8 percentage points, primarily driven by higher full-price and NIKE Direct ASPs, both of which in part reflect inflationary conditions in our SOCO territory.
Reported EBIT decreased 11% for fiscal 2020 reflecting lower revenues and gross margin contraction, partially offset by lower selling and administrative expense. Gross margin decreased 140 basis points as higher full-price ASP was more than offset by higher product costs, unfavorable changes in standard foreign currency exchange rates, as well as higher other costs. The increase in other costs primarily occurred in the fourth quarter due to COVID-19 and reflected increased warehousing and freight, as well as higher inventory obsolescence. Selling and administrative expense decreased as lower demand creation expense was partially offset by higher operating overhead expense. The decrease in demand creation expense was primarily due to lower sports marketing costs, advertising and marketing expenses, as well as lower retail brand presentation costs as sporting events were postponed or canceled and a majority of stores were closed during the fourth quarter due to COVID-19. The increase in operating overhead expense was primarily due to higher bad debt expense and higher wage-related costs.

2020 FORM 10-K 39

GLOBAL BRAND DIVISIONS

(Dollars in millions)	FISCAL 2020	FISCAL 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$30	$42	-29%	-26%	$88	-52%	-53%
Earnings (Loss) Before Interest and Taxes	$(3,468)	$(3,262)	-6%		$(2,658)	-23%
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
FISCAL 2020 COMPARED TO FISCAL 2019
Global Brand Divisions' loss before interest and taxes increased 6% for fiscal 2020 as total selling and administrative expense increased compared to fiscal 2019, primarily due to higher operating overhead expense. The increase in operating overhead expense was primarily driven by higher wage-related and administrative costs resulting from investments in data and analytics capabilities, digital commerce platforms and our continued investment in a new enterprise resource planning tool, all of which are in an effort to accelerate our end-to-end digital transformation.
CONVERSE

(Dollars in millions)	FISCAL 2020	FISCAL 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2018	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,642	$1,658	-1%	1%	$1,611	3%	5%
Apparel	89	$118	-25%	-22%	$144	-18%	-17%
Equipment	25	24	4%	8%	28	-14%	-13%
Other(1)	90	106	-15%	-14%	103	3%	4%
TOTAL REVENUES	$1,846	$1,906	-3%	-1%	$1,886	1%	3%
Revenues by:
Sales to Wholesale Customers	$1,154	$1,247	-7%	-5%	$1,310	-5%	2%
Sales through Direct to Consumer	602	553	9%	11%	473	17%	5%
Other(1)	90	106	-15%	-14%	103	3%	4%
TOTAL REVENUES	$1,846	$1,906	-3%	-1%	$1,886	1%	3%
EARNINGS BEFORE INTEREST AND TAXES	$297	$303	-2%		$310	-2%

(1)
Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.

FISCAL 2020 COMPARED TO FISCAL 2019
On a currency-neutral basis, Converse revenues decreased 1% for fiscal 2020, as revenue growth for the first nine months of fiscal 2020 was offset by declines in the fourth quarter, primarily resulting from lower shipments to our wholesale customers and store closures in our direct to consumer operations due to COVID-19. Revenue declines in North America and Europe, as well as in licensee markets were partially offset by increases in Asia. Wholesale revenues decreased 5% while direct to consumer revenues increased 11%, as strong digital sales growth across all geographies more than offset declines from Converse owned store closures due to COVID-19. Combined unit sales within the wholesale and direct to consumer channels decreased 6%, while ASP grew 6% primarily due to the favorable impact on ASP of growth in the direct to consumer channel and growth within the Asia geography.
Reported EBIT decreased 2%, primarily driven by declines in revenues, partially offset by gross margin expansion and lower selling and administrative expenses. Gross margin increased 60 basis points driven by higher full-price ASP, in part due to growth in our higher margin Asia geography, as well as higher ASP in our direct to consumer channel, primarily through digital, both of which were only partially offset by unfavorable changes in standard foreign currency exchange rates. Selling and administrative expense decreased primarily due to decreases in demand creation expense, as operating overhead expense was flat. Demand creation expense decreased as a result of lower advertising and marketing in response to COVID-19. Operating overhead

2020 FORM 10-K 40

expense was flat for fiscal 2020, as decreases in wage-related costs, travel and other discretionary expenses were offset by increased bad debt expense recognized in the fourth quarter.
CORPORATE

(Dollars in millions)	FISCAL 2020	FISCAL 2019	% CHANGE	FISCAL 2018	% CHANGE
Revenues	$(11)	$(7)	—	$26	—
Earnings (Loss) Before Interest and Taxes	$(1,967)	$(1,810)	-9%	$(1,456)	-24%
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
For fiscal 2020, Corporate includes the non-recurring impairment charge recognized as a result of our decision to transition our NIKE Brand business operations in Brazil, Argentina, Chile and Uruguay to third-party distributors. This charge primarily reflects the anticipated release of associated non-cash cumulative foreign currency translation losses.
FISCAL 2020 COMPARED TO FISCAL 2019
The Corporate loss before interest and taxes increased $157 million primarily due to the following:

•
an unfavorable change of $494 million, primarily due to the $405 million non-recurring impairment charge discussed above. For more information see Note 20 — Acquisitions and Divestitures within the accompanying Notes to the Consolidated Financial Statements;

•
a favorable change of $213 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin; and

•
a favorable change in net foreign currency gains and losses of $124 million related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.

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

2020 FORM 10-K 41

of exchange rate movements on our Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes.
Refer to Note 6 — Fair Value Measurements and Note 14 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional description of outstanding derivatives at each reported period end.
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

2020 FORM 10-K 42

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
TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. In the translation of our Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $867 million, a detriment of approximately $1,236 million, and a benefit of approximately $832 million for the years ended May 31, 2020, 2019 and 2018, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $212 million, a detriment of approximately $233 million, and a benefit of approximately $177 million for the years ended May 31, 2020, 2019 and 2018, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Argentina subsidiary within our APLA operating segment is operating in a hyper-inflationary market. As a result, beginning in the second quarter of fiscal 2019, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. Dollar. As of and for the period ended May 31, 2020, this change did not have a material impact on our results of operations or financial condition and we do not anticipate it will have a material impact in future periods based on current rates.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $91 million, $97 million, and $110 million on our Income before income taxes for the years ended May 31, 2020, 2019 and 2018, respectively.
NET INVESTMENTS IN FOREIGN SUBSIDIARIES
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for as net investment hedges in accordance with U.S. GAAP. There were no outstanding net investment hedges as of May 31, 2020 and 2019. There were no cash flows from net investment hedge settlements for the years ended May 31, 2020, 2019 and 2018.

2020 FORM 10-K 43

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $2,485 million for fiscal 2020 compared to $5,903 million for fiscal 2019. Net income, adjusted for non-cash items, generated $3,730 million of operating cash inflow for fiscal 2020 compared to $5,341 million for fiscal 2019. The decrease primarily reflects lower Net Income, resulting from the unfavorable impacts of COVID-19. The net change in working capital and other assets and liabilities resulted in a decrease to Cash provided (used) by operations of $1,245 million for fiscal 2020, compared to an increase of $562 million for fiscal 2019. The net change in working capital was impacted by a $1,364 million increase in Inventories, in part reflecting lower shipments to our wholesale customers and store closures within our NIKE Direct operations, as well as a decrease in Accounts Payable resulting from lower spending, both of which are due to COVID-19. The net change in working capital was also unfavorably impacted by the net change in cash collateral with derivative counterparties as a result of hedging transactions. During fiscal 2020, cash collateral received from counterparties decreased $289 million compared to an increase of $266 million in fiscal 2019. Refer to the Credit Risk section of Note 14 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional details. In addition, the net change in working capital was impacted by a $1,509 million reduction in Accounts receivable, net, in fiscal 2020, primarily driven by lower revenues in the fourth quarter of fiscal 2020 due to the impacts of COVID-19.
Cash provided (used) by investing activities was an outflow of $1,028 million for fiscal 2020, compared to an outflow of $264 million for fiscal 2019, driven primarily by lower proceeds from the net change in short-term investments. During fiscal 2020, the net change in investments (including sales, maturities and purchases) resulted in a cash inflow of $27 million compared to $850 million in fiscal 2019. Additionally, during fiscal 2020, we continued investing in our infrastructure to support future growth, specifically focused around digital capabilities, our end-to-end technology foundation, our corporate facilities and improvements across our supply chain. We expect this trend to continue in future periods.
Cash provided (used) by financing activities was an inflow of $2,491 million for fiscal 2020 compared to an outflow of $5,293 million for fiscal 2019, primarily due to the net proceeds from a $5,942 million corporate bond issuance in the fourth quarter of fiscal 2020, as well as lower share repurchases during fiscal 2020.
In fiscal 2020, we purchased 33.5 million shares of NIKE's Class B Common Stock for $3,033 million (an average price of $90.49 per share) under the four-year, $15 billion share repurchase program approved by the Board of Directors in June 2018. As of May 31, 2020, we had repurchased 45.2 million shares at a cost of $4,019 million (an average price of $89.00 per share) under this new program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt. To enhance our liquidity position in response to COVID-19, during the fourth quarter of fiscal 2020, we elected to temporarily suspend share repurchases under our existing share repurchase program. The existing program remains authorized by the Board of Directors and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.
CAPITAL RESOURCES
On July 23, 2019, we filed a shelf registration statement (the “Shelf”) with the U.S. Securities and Exchange Commission (SEC) which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 23, 2022. On March 27, 2020 we issued $6 billion of senior unsecured notes with tranches maturing March 27, 2025, March 27, 2027, March 27, 2030, March 27, 2040 and March 27, 2050. For additional information regarding our long-term debt refer to Note 8 — Long-Term Debt in the accompanying Notes to the Consolidated Financial Statements.
On August 16, 2019, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, with the option to increase borrowings up to $3 billion in total upon lender approval. The facility matures on August 16, 2024, with a one-year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 16, 2026. This facility replaces the prior $2 billion credit facility agreement entered into on August 28, 2015, which would have matured August 28, 2020. On April 6, 2020, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, in addition to the existing credit facility discussed above. The new facility matures on April 5, 2021. As of May 31, 2020 and 2019, no amounts were outstanding under our committed credit facilities.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. As it relates to our committed credit facility entered into on August 16, 2019, if our long-term debt ratings were to decline, the facility fee and interest rate would increase. Conversely, if our long-term debt ratings were to improve, the facility fee and interest rate would decrease. Under the committed credit facility entered into on April 6, 2020, if our long-term debt ratings were to decline, only the interest rate would increase, but would remain unchanged in the event our long-term debt rating were to improve. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facilities. Under these facilities, we have agreed to various covenants. These

2020 FORM 10-K 44

covenants include limits on our disposal of assets and the amount of debt secured by liens we may incur. In the event we were to have any borrowings outstanding under these facilities, failed to meet any covenant and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of May 31, 2020, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $4 billion commercial paper program, which we increased by $2 billion during the fourth quarter of fiscal 2020. During the fiscal year ended May 31, 2020, the maximum amount of commercial paper borrowings outstanding at any point was $1,456 million. As of May 31, 2020, we had $248 million of commercial paper outstanding at a weighted average interest rate of 1.65%. No commercial paper was outstanding as of May 31, 2019.
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
As of May 31, 2020, we had cash, cash equivalents and short-term investments totaling $8.8 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. government sponsored enterprise obligations, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of May 31, 2020, the weighted-average days to maturity of our cash equivalents and short-term investments portfolio was 14 days.
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
CONTRACTUAL OBLIGATIONS
Our significant long-term contractual obligations as of May 31, 2020, and significant endorsement contracts, including related marketing commitments, entered into through the date of this report are as follows:

DESCRIPTION OF COMMITMENT	CASH PAYMENTS DUE DURING THE YEAR ENDING MAY 31,
(Dollars in millions)	2021	2022	2023	2024	2025	THEREAFTER	TOTAL
Operating Leases	$550	$514	$456	$416	$374	$1,474	$3,784
Long-Term Debt(1)	289	286	786	275	1,275	11,541	14,452
Endorsement Contracts(2)	1,330	1,471	1,178	1,064	1,135	3,164	9,342
Product Purchase Obligations(3)	4,234	—	—	—	—	—	4,234
Other Purchase Obligations(4)	1,085	345	189	136	127	345	2,227
Transition Tax Related to the Tax Act(5)	86	86	86	161	215	268	902
TOTAL	$7,574	$2,702	$2,695	$2,052	$3,126	$16,792	$34,941

(1)
The cash payments due for long-term debt include estimated interest payments. Estimates of interest payments are based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of May 31, 2020 (if variable), timing of scheduled payments and the term of the debt obligations.

(2)
The amounts listed for endorsement contracts represent approximate amounts of base compensation and minimum guaranteed royalty fees we are obligated to pay athlete, public figure, sport team and league endorsers of our products. Actual payments under some contracts may be higher than the

2020 FORM 10-K 45

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

(3)
We generally order product at least four to five months in advance of sale based primarily on advanced orders received from external wholesale customers and internal orders from our direct to consumer operations. The amounts listed for product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and specify all significant terms. In some cases, prices are subject to change throughout the production process.

(4)
Other purchase obligations primarily include construction, service and marketing commitments, including marketing commitments associated with endorsement contracts, made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, and may include open purchase orders for non-product purchases.

(5)
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
We also have the following outstanding short-term debt obligations as of May 31, 2020. Refer to Note 7 — Short-Term Borrowings and Credit Lines in the accompanying Notes to the Consolidated Financial Statements for further description and interest rates related to the short-term debt obligations listed below.

(Dollars in millions)	AS OF MAY 31, 2020
Notes payable, due at mutually agreed-upon dates within one year of issuance or on demand	$248
As of May 31, 2020, we had bank guarantees and letters of credit outstanding totaling $239 million, issued primarily for real estate agreements, self-insurance programs and other general business obligations.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for recently adopted accounting standards.
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
REVENUE RECOGNITION
On June 1, 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method of adoption. Prior to fiscal 2019, amounts have not been restated and continue to be reported in accordance with our historical accounting policies. Our revenue recognition policies under Topic 606 are described

2020 FORM 10-K 46

in the following paragraphs and references to prior period policies under Accounting Standard Codification Topic 605 — Revenue Recognition, are included below in the event they are substantially different.
Revenue transactions associated with the sale of NIKE Brand footwear, apparel and equipment, as well as Converse products, comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or direct to consumer channels. We satisfy the performance obligation and record revenues when transfer of control has passed to the customer, based on the terms of sale. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. Transfer of control passes to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control passes to retail store customers at the time of sale and to substantially all digital commerce customers upon shipment. Prior to fiscal 2019, the requirements for recognizing revenue were met upon delivery to the customer. The transaction price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment terms for wholesale transactions depend on the country of sale or agreement with the customer and payment is generally required within 90 days or less of shipment to or receipt by the wholesale customer. Payment is due at the time of sale for retail store and digital commerce transactions.
As part of our revenue recognition policy, consideration promised in our contracts with customers is variable due to anticipated reductions such as sales returns, discounts and miscellaneous claims from customers. We estimate the most likely amount we will be entitled to receive and record an anticipated reduction against Revenues, with an offsetting increase to Accrued liabilities at the time revenues are recognized. The estimated cost of inventory for product returns is recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Prior to fiscal 2019, reserve balances were reported net of the estimated cost of inventory for product returns and recognized within Accounts receivable, net for wholesale transactions and Accrued liabilities for our direct to consumer business, on the Consolidated Balance Sheets.
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
INVENTORY RESERVES
We make ongoing estimates relating to the net realizable value of inventories based upon our assumptions about future demand and market conditions. If we estimate the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated net realizable value. This reserve is recorded as a charge to Cost of sales. If changes in market conditions result in reductions to the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination.
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

2020 FORM 10-K 47

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
HEDGE ACCOUNTING FOR DERIVATIVES
We use derivative contracts to hedge certain anticipated foreign currency and interest rate transactions as well as certain non-functional currency monetary assets and liabilities. When the specific criteria to qualify for hedge accounting has been met, changes in the fair value of contracts hedging probable forecasted future cash flows are recorded in Accumulated other comprehensive income (loss), rather than Net income, until the underlying hedged transaction affects Net income. In most cases, this results in gains and losses on hedge derivatives being released from Accumulated other comprehensive income (loss) into Net income sometime after the maturity of the derivative. One of the criteria for this accounting treatment is that the notional value of these derivative contracts should not be in excess of the designated amount of anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When the designated amount of anticipated or actual transactions decline below hedged levels, or if it is no longer probable a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, we are required to reclassify the cumulative change in fair value of the over-hedged portion of the related hedge contract from Accumulated other comprehensive income (loss) to Other (income) expense, net during the quarter in which the decrease occurs. In rare circumstances, the additional period of time may exceed two months due to extenuating circumstances related to the nature of the forecasted transaction that are outside our control or influence.
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
We have not recorded withholding tax expense for foreign earnings we have determined to be indefinitely reinvested within certain of our foreign jurisdictions. The amount of earnings indefinitely reinvested offshore is due to the actual deployment of such earnings in our offshore operations and our expectations of the future cash needs of our U.S. and foreign entities. Withholding tax consequences are also a factor in determining the amount of foreign earnings to be indefinitely reinvested offshore.
We carefully review all factors that drive the ultimate disposition of foreign earnings determined to be reinvested offshore and apply stringent standards to overcome the presumption of repatriation. Despite this approach, because the determination is based on expected working capital and other capital needs in jurisdictions where the earnings are generated, the possibility exists that foreign earnings declared as indefinitely reinvested may be repatriated. For instance, the actual cash needs of our U.S. operations may exceed our current expectations, or the actual cash needs of our foreign entities may be less than our current expectations. This would result in additional withholding tax expense in the year we determined amounts were no longer indefinitely reinvested offshore.

2020 FORM 10-K 48

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

2020 FORM 10-K 49

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
The timing for hedging exposures, as well as the type and duration of the hedge instruments employed, are guided by our hedging policies and determined based upon the nature of the exposure and prevailing market conditions. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The majority of derivatives outstanding as of May 31, 2020 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Japanese Yen/U.S. Dollar and Chinese Yuan/U.S. Dollar currency pairs. Refer to Note 14 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional information.
Our earnings are also exposed to movements in short- and long-term market interest rates. Our objective in managing this interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives, we maintain a mix of commercial paper, bank loans, and fixed-rate debt of varying maturities.
MARKET RISK MEASUREMENT
We monitor foreign exchange risk, interest rate risk and related derivatives using a variety of techniques including a review of market value, sensitivity analysis and Value-at-Risk (“VaR”). Our market-sensitive derivative and other financial instruments are foreign currency forward contracts, foreign currency option contracts, intercompany loans denominated in non-functional currencies, fixed interest rate U.S. Dollar denominated debt and fixed interest rate Japanese Yen denominated debt.
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
The estimated maximum one-day loss in fair value on our foreign currency sensitive derivative financial instruments, derived using the VaR model, was $48 million and $34 million at May 31, 2020 and 2019, respectively. The VaR increased year-over-year as a result of an increase in foreign currency volatilities at May 31, 2020. Such a hypothetical loss in the fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $126 million and $83 million during fiscal 2020 and fiscal 2019, respectively.

2020 FORM 10-K 50

The instruments not included in the VaR are intercompany loans denominated in non-functional currencies, fixed interest rate Japanese Yen denominated debt, and fixed interest rate U.S. Dollar denominated debt. Intercompany loans and related interest amounts are eliminated in consolidation. Furthermore, our non-functional currency intercompany loans are substantially hedged against foreign exchange risk through the use of forward contracts, which are included in the VaR calculation above. Therefore, we consider the interest rate and foreign currency market risks associated with our non-functional currency intercompany loans to be immaterial to our consolidated financial position, results of operations and cash flows.
Details of third-party debt are provided in the table below. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	EXPECTED MATURITY DATE YEAR ENDING MAY 31,
(Dollars in millions)	2021	2022	2023	2024	2025	THEREAFTER	TOTAL	FAIR VALUE
Foreign Exchange Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$3	$—	$—	$—	$—	$—	$3	$3
Average interest rate	2.4%	0.0%	0.0%	0.0%	0.0%	0.0%	2.4%
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$3	$—	$—	$—	$—	$—	$3	$3
Average interest rate	2.4%	0.0%	0.0%	0.0%	0.0%	0.0%	2.4%
U.S. Dollar Functional Currency
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$—	$—	$500	$—	$1,000	$8,000	$9,500	$10,642
Average interest rate	0.0%	0.0%	2.3%	0.0%	2.4%	3.1%	3.0%
The fixed interest rate Japanese Yen denominated debt instruments were issued by and are accounted for by one of our Japanese subsidiaries. Accordingly, the monthly translation of these instruments, which varies due to changes in foreign exchange rates, is recognized in Accumulated other comprehensive income (loss) upon consolidation of this subsidiary.

2020 FORM 10-K 51

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

2020 FORM 10-K 52

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2020.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the Consolidated Financial Statements and (2) the effectiveness of our internal control over financial reporting as of May 31, 2020, as stated in their report herein.

John J. Donahoe II	Matthew Friend
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

2020 FORM 10-K 53

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NIKE, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NIKE, Inc. and its subsidiaries (the “Company”) as of May 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended May 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of June 1, 2019 and the manner in which it accounts for revenue from contracts with customers and the manner in which it accounts for income taxes related to intra-entity transfers other than inventory as of June 1, 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

2020 FORM 10-K 54

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for Income Taxes
As described in Note 9 to the consolidated financial statements, the Company recorded income tax expense of $348 million for the year ended May 31, 2020, and has net deferred tax assets of $732 million, including a valuation allowance of $26 million, and total gross unrecognized tax benefits, excluding related interest and penalties, of $771 million as of May 31, 2020, $536 million of which would affect the Company's effective tax rate if recognized in future periods. The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. As disclosed by management, the use of significant judgment and estimates, as well as the interpretation and application of complex tax laws is required by management to determine its provision for income taxes.
The principal considerations for our determination that performing procedures relating to the accounting for income taxes is a critical audit matter are the significant judgment by management when assessing complex tax laws and regulations, including new temporary regulations and recent court rulings, as it relates to determining the provision for income taxes and other tax positions. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the provision for income taxes and other tax positions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the provision for income taxes and other tax positions. These procedures also included, among others, evaluating the effect on the Company's tax provision of changes in its legal entity structure and tax laws, testing management's tax calculations and considering the Company's compliance with tax laws. We also used professionals with specialized skill and knowledge to assist in evaluating the application of relevant tax laws, the provision for income taxes and the reasonableness of management's assessments of whether certain tax positions are more-likely-than-not of being sustained.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
July 24, 2020
We have served as the Company's auditor since 1974.

2020 FORM 10-K 55

NIKE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED MAY 31,
(In millions, except per share data)	2020	2019	2018
Revenues	$37,403	$39,117	$36,397
Cost of sales	21,162	21,643	20,441
Gross profit	16,241	17,474	15,956
Demand creation expense	3,592	3,753	3,577
Operating overhead expense	9,534	8,949	7,934
Total selling and administrative expense	13,126	12,702	11,511
Interest expense (income), net	89	49	54
Other (income) expense, net	139	(78)	66
Income before income taxes	2,887	4,801	4,325
Income tax expense	348	772	2,392
NET INCOME	$2,539	$4,029	$1,933
Earnings per common share:
Basic	$1.63	$2.55	$1.19
Diluted	$1.60	$2.49	$1.17
Weighted average common shares outstanding:
Basic	1,558.8	1,579.7	1,623.8
Diluted	1,591.6	1,618.4	1,659.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2020 FORM 10-K 56

NIKE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED MAY 31,
(Dollars in millions)	2020	2019	2018
Net income	$2,539	$4,029	$1,933
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(148)	(173)	(6)
Change in net gains (losses) on cash flow hedges	(130)	503	76
Change in net gains (losses) on other	(9)	(7)	34
Total other comprehensive income (loss), net of tax	(287)	323	104
TOTAL COMPREHENSIVE INCOME	$2,252	$4,352	$2,037

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2020 FORM 10-K 57

NIKE, INC.
CONSOLIDATED BALANCE SHEETS

	MAY 31,
(In millions)	2020	2019
ASSETS
Current assets:
Cash and equivalents	$8,348	$4,466
Short-term investments	439	197
Accounts receivable, net	2,749	4,272
Inventories	7,367	5,622
Prepaid expenses and other current assets	1,653	1,968
Total current assets	20,556	16,525
Property, plant and equipment, net	4,866	4,744
Operating lease right-of-use assets, net	3,097	—
Identifiable intangible assets, net	274	283
Goodwill	223	154
Deferred income taxes and other assets	2,326	2,011
TOTAL ASSETS	$31,342	$23,717
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3	$6
Notes payable	248	9
Accounts payable	2,248	2,612
Current portion of operating lease liabilities	445	—
Accrued liabilities	5,184	5,010
Income taxes payable	156	229
Total current liabilities	8,284	7,866
Long-term debt	9,406	3,464
Operating lease liabilities	2,913	—
Deferred income taxes and other liabilities	2,684	3,347
Commitments and contingencies (Note 18)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 315 and 315 shares outstanding	—	—
Class B — 1,243 and 1,253 shares outstanding	3	3
Capital in excess of stated value	8,299	7,163
Accumulated other comprehensive income (loss)	(56)	231
Retained earnings (deficit)	(191)	1,643
Total shareholders' equity	8,055	9,040
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$31,342	$23,717
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2020 FORM 10-K 58

NIKE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED MAY 31,
(Dollars in millions)	2020	2019	2018
Cash provided (used) by operations:
Net income	$2,539	$4,029	$1,933
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	721	705	747
Deferred income taxes	(380)	34	647
Stock-based compensation	429	325	218
Amortization, impairment and other	398	15	27
Net foreign currency adjustments	23	233	(99)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	1,239	(270)	187
(Increase) decrease in inventories	(1,854)	(490)	(255)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(654)	(203)	35
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	24	1,525	1,515
Cash provided (used) by operations	2,485	5,903	4,955
Cash provided (used) by investing activities:
Purchases of short-term investments	(2,426)	(2,937)	(4,783)
Maturities of short-term investments	74	1,715	3,613
Sales of short-term investments	2,379	2,072	2,496
Additions to property, plant and equipment	(1,086)	(1,119)	(1,028)
Other investing activities	31	5	(22)
Cash provided (used) by investing activities	(1,028)	(264)	276
Cash provided (used) by financing activities:
Proceeds from borrowings, net of debt issuance costs	6,134	—	—
Increase (decrease) in notes payable, net	49	(325)	13
Proceeds from exercise of stock options and other stock issuances	885	700	733
Repurchase of common stock	(3,067)	(4,286)	(4,254)
Dividends — common and preferred	(1,452)	(1,332)	(1,243)
Other financing activities	(58)	(50)	(84)
Cash provided (used) by financing activities	2,491	(5,293)	(4,835)
Effect of exchange rate changes on cash and equivalents	(66)	(129)	45
Net increase (decrease) in cash and equivalents	3,882	217	441
Cash and equivalents, beginning of year	4,466	4,249	3,808
CASH AND EQUIVALENTS, END OF YEAR	$8,348	$4,466	$4,249
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$140	$153	$125
Income taxes	1,028	757	529
Non-cash additions to property, plant and equipment	121	160	294
Dividends declared and not paid	385	347	320
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2020 FORM 10-K 59

NIKE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2017	329	$—	1,314	$3	$5,710	$(213)	$6,907	$12,407
Stock options exercised			24		600			600
Repurchase of Class B Common Stock			(70)		(254)		(4,013)	(4,267)
Dividends on common stock ($0.78 per share) and preferred stock ($0.10 per share)							(1,265)	(1,265)
Issuance of shares to employees, net of shares withheld for employee taxes			4		110		(28)	82
Stock-based compensation					218			218
Net income							1,933	1,933
Other comprehensive income (loss)						104		104
Reclassifications to retained earnings in accordance with ASU 2018-02						17	(17)	—
Balance at May 31, 2018	329	$—	1,272	$3	$6,384	$(92)	$3,517	$9,812
Stock options exercised			18		539			539
Conversion to Class B Common Stock	(14)		14					—
Repurchase of Class B Common Stock			(54)		(227)		(4,056)	(4,283)
Dividends on common stock ($0.86 per share) and preferred stock ($0.10 per share)							(1,360)	(1,360)
Issuance of shares to employees, net of shares withheld for employee taxes			3		142		(3)	139
Stock-based compensation					325			325
Net income							4,029	4,029
Other comprehensive income (loss)						323		323
Adoption of ASU 2016-16 (Note 1)							(507)	(507)
Adoption of ASC Topic 606 (Note 1)							23	23
Balance at May 31, 2019	315	$—	1,253	$3	$7,163	$231	$1,643	$9,040
Stock options exercised			20		703			703
Repurchase of Class B Common Stock			(34)		(161)		(2,872)	(3,033)
Dividends on common stock ($0.955 per share) and preferred stock ($0.10 per share)							(1,491)	(1,491)
Issuance of shares to employees, net of shares withheld for employee taxes			4		165		(9)	156
Stock-based compensation					429			429
Net income							2,539	2,539
Other comprehensive income (loss)						(287)		(287)
Adoption of ASC Topic 842 (Note 1)							(1)	(1)
Balance at May 31, 2020	315	$—	1,243	$3	$8,299	$(56)	$(191)	$8,055

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2020 FORM 10-K 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020 FORM 10-K 61

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
NIKE, Inc. is a worldwide leader in the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE, Inc. portfolio brands include the NIKE Brand, Jordan Brand, Hurley and Converse. The NIKE Brand is focused on performance athletic footwear, apparel, equipment, accessories and services across a wide range of sport categories, amplified with sport-inspired lifestyle products carrying the Swoosh trademark, as well as other NIKE Brand trademarks. The Jordan Brand is focused on athletic and casual footwear, apparel and accessories using the Jumpman trademark. Sales and operating results of Jordan Brand products are reported within the respective NIKE Brand geographic operating segments. The Hurley brand is focused on action sports and youth lifestyle apparel and accessories under the Hurley trademark. Sales and operating results of Hurley brand products, prior to its divestiture, are reported within the NIKE Brand's North America geographic operating segment. Refer to Note 20 — Acquisitions and Divestitures for information regarding the divestiture of the Company's wholly-owned subsidiary, Hurley. Converse designs, distributes, licenses and sells casual sneakers, apparel and accessories under the Converse, Chuck Taylor, All Star, One Star, Star Chevron and Jack Purcell trademarks. In some markets outside the U.S., these trademarks are licensed to third parties who design, distribute, market and sell similar products. Operating results of the Converse brand are reported on a stand-alone basis.
BASIS OF CONSOLIDATION
The Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company" or "NIKE"). All significant intercompany transactions and balances have been eliminated.
REVENUE RECOGNITION
Beginning in fiscal 2019, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Prior to fiscal 2019, amounts have not been restated and continue to be reported in accordance with the Company's historical accounting policies. The Company's revenue recognition policies under Topic 606 are described in the following paragraphs and references to prior period policies under Accounting Standard Codification Topic 605 — Revenue Recognition (Topic 605), are included below in the event they are substantially different.
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
Transfer of control passes to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control passes to retail store customers at the time of sale and to substantially all digital commerce customers upon shipment. Prior to fiscal 2019, the requirements for recognizing revenue were met upon delivery to the customer. The transaction price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment terms for wholesale transactions depend on the country of sale or agreement with the customer and payment is generally required within 90 days or less of shipment to or receipt by the wholesale customer. Payment is due at the time of sale for retail store and digital commerce transactions.
Consideration for trademark licensing contracts is earned through sales-based or usage-based royalty arrangements and the associated revenues are recognized over the license period.
Taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction, and are collected by the Company from a customer, are excluded from Revenues and Cost of sales in the Consolidated Statements of Income. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales when the related revenues are recognized.
SALES-RELATED RESERVES
Consideration promised in the Company's contracts with customers is variable due to anticipated reductions such as sales returns, discounts and miscellaneous claims from customers. The Company estimates the most likely amount it will be entitled to receive and records an anticipated reduction against Revenues, with an offsetting increase to Accrued liabilities at the time revenues are recognized. The estimated cost of inventory for product returns is recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Prior to fiscal 2019, the Company's reserve balances were reported net of the

2020 FORM 10-K 62

estimated cost of inventory for product returns and recognized within Accounts receivable, net for wholesale transactions and Accrued liabilities for the Company's direct to consumer business, on the Consolidated Balance Sheets.
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
Through cooperative advertising programs, the Company reimburses its wholesale customers for certain costs of advertising the Company's products. The Company records these costs in Demand creation expense at the point in time it is obligated to its customers for the costs. This obligation may arise prior to the related advertisement being run.
Total advertising and promotion expenses, which the Company refers to as Demand creation expense, were $3,592 million, $3,753 million and $3,577 million for the years ended May 31, 2020, 2019 and 2018, respectively. Prepaid advertising and promotion expenses totaled $686 million and $773 million at May 31, 2020 and 2019, respectively, of which $326 million and $333 million, respectively, was recorded in Prepaid expenses and other current assets, and $360 million and $440 million, respectively, was recorded in Deferred income taxes and other assets, depending on the period to which the prepayment applied.

2020 FORM 10-K 63

OPERATING OVERHEAD EXPENSE
Operating overhead expense consists primarily of wage and benefit-related expenses, research and development costs, bad debt expense, as well as other administrative expenses, such as rent, depreciation and amortization, professional services, meetings and travel.
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
SHORT-TERM INVESTMENTS
Short-term investments consist of highly liquid investments, including commercial paper, U.S. Treasury, U.S. Agency, time deposits and corporate debt securities, with maturities over 90 days at the date of purchase. Debt securities the Company has the ability and positive intent to hold to maturity are carried at amortized cost. At May 31, 2020 and 2019, the Company did not hold any short-term investments classified as trading or held-to-maturity.
At May 31, 2020 and 2019, Short-term investments consisted of available-for-sale debt securities, which are recorded at fair value with unrealized gains and losses reported, net of tax, in Accumulated other comprehensive income (loss), unless unrealized losses are determined to be other than temporary. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale debt securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and, therefore, classifies all securities with maturity dates beyond 90 days at the date of purchase as current assets within Short-term investments on the Consolidated Balance Sheets.
Refer to Note 6 — Fair Value Measurements for more information on the Company's short-term investments.
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE
Accounts receivable, net consist primarily of amounts receivable from customers. The Company makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In addition to judgments about the creditworthiness of significant customers based on ongoing credit evaluations, the Company considers historical levels of credit losses, as well as macroeconomic and industry trends, such as the impacts of COVID–19, to determine the amount of the allowance. Accounts receivable with anticipated collection dates greater than 12 months from the balance sheet date and related allowances are considered non-current and recorded in Deferred income taxes and other assets. The allowance for uncollectible accounts receivable was $214 million and $30 million as of May 31, 2020 and 2019, respectively.
INVENTORY VALUATION
Inventories are stated at lower of cost and net realizable value, and valued on either an average or a specific identification cost basis. In some instances, the Company ships product directly from its suppliers to the customer, with the related inventory and cost of sales recognized on a specific identification basis. Inventory costs primarily consist of product cost from the Company's suppliers, as well as inbound freight, import duties, taxes, insurance and logistics and other handling fees.
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

2020 FORM 10-K 64

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
For purposes of testing goodwill for impairment, the Company allocates goodwill across its reporting units, which are considered the Company's operating segments. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, an impairment test is unnecessary. If an impairment test is necessary, the Company will estimate the fair value of its related reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is determined to be impaired and the Company will proceed with recording an impairment charge equal to the excess of the carrying value over the related fair value.
Indefinite-lived intangible assets primarily consist of acquired trade names and trademarks. The Company may first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the indefinite-lived intangible asset is not impaired, no quantitative fair value measurement is necessary. If a quantitative fair value measurement calculation is required for these intangible assets, the Company primarily utilizes the relief-from-royalty method. This method assumes trade names and trademarks have value to the extent their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenues for the related brands, the appropriate royalty rate and the weighted average cost of capital. If the carrying value of the indefinite-lived intangible exceeds its fair value, the asset is determined to be impaired and the Company will proceed with recording an impairment charge equal to the excess of the carrying value over the related fair value.
OPERATING LEASES
Beginning in fiscal 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Prior period amounts have not been restated and continue to be reported in accordance with the Company's historical accounting policies. The Company's lease recognition policies under Topic 842 are described in the following paragraphs.

2020 FORM 10-K 65

The Company primarily leases retail store space, certain distribution and warehouse facilities, office space, equipment and other non-real estate assets. The Company determines if an arrangement is a lease at inception and begins recording lease activity at the commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the asset. Right-of-use (ROU) assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. The Company's incremental borrowing rate is used to determine the present value of future lease payments unless the implicit rate is readily determinable.
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

2020 FORM 10-K 66

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
Refer to Note 12 — Earnings Per Share for further discussion.
MANAGEMENT ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, including estimates relating to assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Additionally, the extent to which the evolving COVID-19 pandemic impacts the Company's financial statements will depend on a number of factors, including the magnitude and duration of the pandemic. The Company expects it may have a material, adverse impact on future revenue growth as well as overall profitability and may continue to lead to higher than normal inventory levels, revised payment terms with certain wholesale customers, higher sales-related reserves, factory cancellation costs and a volatile effective tax rate driven by changes in the mix of earnings across the Company's jurisdictions.

2020 FORM 10-K 67

RECENTLY ADOPTED ACCOUNTING STANDARDS
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which replaced existing lease accounting guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record ROU assets and corresponding lease liabilities on the balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The new guidance requires the Company to continue to classify leases as either an operating or finance lease, with classification affecting the pattern of expense recognition in the income statement. In addition, the new standard requires enhanced disclosure surrounding the amount, timing and uncertainty of cash flows arising from leasing agreements.
In July 2018, the FASB issued ASU No. 2018-11, which provided entities with an additional transition method. Under the new transition method, an entity initially applies the new standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected this transition method and adopted Topic 842 using a modified retrospective approach in the first quarter of fiscal 2020 with the cumulative effect of initially applying the new standard recognized in Retained earnings at June 1, 2019. Comparative prior period information has not been adjusted and continues to be reported in accordance with previous lease accounting guidance in Accounting Standards Codification (ASC) Topic 840 - Leases.
Upon adoption, the Company elected the package of transition practical expedients which allowed the Company to carry forward prior conclusions related to: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases. Additionally, the Company elected the practical expedient to not separate lease components from nonlease components for all real estate leases within the portfolio. The Company made an accounting policy election to not record leases with an initial term of 12 months or less on the Consolidated Balance Sheets and will recognize related lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term.
In preparation for implementation, the Company executed changes to business processes, including implementing a software solution to assist with the new reporting requirements. The adoption of Topic 842 resulted in a $2.7 billion increase to total assets and total liabilities as of June 1, 2019. Upon adoption, the Company recognized $3.2 billion of total operating lease liabilities and $2.9 billion of operating lease ROU assets, as well as removed $348 million of existing deferred rent liabilities, which was recorded as an offset against the ROU assets. In addition, the Company removed $184 million of existing assets and liabilities related to build-to-suit lease arrangements. Several other asset and liability line items in the Company's Consolidated Balance Sheets were also impacted by immaterial amounts. The adoption of the standard did not have a material impact on the Consolidated Statements of Income or Consolidated Statements of Cash Flows. For more information on the Company's lease arrangements refer to Note 19 — Leases.
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

2020 FORM 10-K 68

NOTE 2 — INVENTORIES
Inventory balances of $7,367 million and $5,622 million at May 31, 2020 and 2019, respectively, were substantially all finished goods.

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net included the following:

	MAY 31,
(Dollars in millions)	2020	2019
Land and improvements	$345	$329
Buildings	2,442	2,445
Machinery and equipment	2,751	2,726
Internal-use software	1,483	1,609
Leasehold improvements	1,554	1,563
Construction in process	1,086	797
Total property, plant and equipment, gross	9,661	9,469
Less accumulated depreciation	4,795	4,725
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,866	$4,744

Capitalized interest was not material for the years ended May 31, 2020, 2019 and 2018.

NOTE 4 — IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

Identifiable intangible assets, net consist of indefinite-lived trademarks, acquired trademarks and other intangible assets. The following table summarizes the Company's Identifiable intangible assets, net balances as of May 31, 2020 and 2019:

	MAY 31,
	2020			2019
(Dollars in millions)	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Indefinite-lived trademarks	$246	$—	$246	$281	$—	$281
Acquired trademarks and other	47	19	28	22	20	2
IDENTIFIABLE INTANGIBLE ASSETS, NET	$293	$19	$274	$303	$20	$283
Goodwill was $223 million and $154 million at May 31, 2020 and 2019, respectively and there were no accumulated impairment losses as of May 31, 2020 and 2019. Additionally, the impact to Goodwill during fiscal 2020 and 2019 as a result of acquisitions and divestitures was not material.

2020 FORM 10-K 69

NOTE 5 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	MAY 31,
(Dollars in millions)	2020	2019
Compensation and benefits, excluding taxes	$1,248	$1,232
Sales-related reserves	1,178	1,218
Allowance for cumulative foreign currency translation losses(1)	405	—
Endorsement compensation	393	424
Dividends payable	384	346
Import and logistics costs	273	296
Taxes other than income taxes payable	202	234
Fair value of derivatives	190	52
Liabilities held-for-sale(1)	146	—
Advertising and marketing	97	114
Collateral received from counterparties to hedging instruments	—	289
Other(2)	668	805
TOTAL ACCRUED LIABILITIES	$5,184	$5,010

(1)	Refer to Note 20 — Acquisitions and Divestitures for additional information.

(2)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at May 31, 2020 and 2019.

NOTE 6 — FAIR VALUE MEASUREMENTS
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of May 31, 2020 and 2019 and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement. Refer to Note 1 — Summary of Significant Accounting Policies for additional detail regarding the Company's fair value measurement methodology.

	MAY 31, 2020
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$596	$596	$—
Level 1:
U.S. Treasury securities	1,204	800	404
Level 2:
Commercial paper and bonds	32	—	32
Money market funds	5,973	5,973	—
Time deposits	981	979	2
U.S. Agency securities	1	—	1
Total Level 2	6,987	6,952	35
TOTAL	$8,787	$8,348	$439

2020 FORM 10-K 70

	MAY 31, 2019
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$853	$853	$—
Level 1:
U.S. Treasury securities	347	200	147
Level 2:
Commercial paper and bonds	34	1	33
Money market funds	1,637	1,637	—
Time deposits	1,791	1,775	16
U.S. Agency securities	1	—	1
Total Level 2	3,463	3,413	50
TOTAL	$4,663	$4,466	$197

As of May 31, 2020, the Company held $396 million of available-for-sale debt securities with maturity dates within one year and $43 million with maturity dates over one year and less than five years in Short-term investments on the Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $62 million, $82 million and $70 million for the years ended May 31, 2020, 2019 and 2018, respectively.
The Company elects to record the gross assets and liabilities of its derivative financial instruments on the Consolidated Balance Sheets. The Company's derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. Any amounts of cash collateral received related to these instruments associated with the Company's credit-related contingent features are recorded in Cash and equivalents and Accrued liabilities, the latter of which would further offset against the Company's derivative asset balance. Any amounts of cash collateral posted related to these instruments associated with the Company's credit-related contingent features are recorded in Prepaid expenses and other current assets, which would further offset against the Company's derivative liability balance. Cash collateral received or posted related to the Company's credit related contingent features is presented in the Cash provided by operations component of the Consolidated Statements of Cash Flows. Any amounts of non-cash collateral received, such as securities, are not recorded on the Consolidated Balance Sheets pursuant to U.S. GAAP. For further information related to credit risk, refer to Note 14 — Risk Management and Derivatives.
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis as of May 31, 2020 and 2019 and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	MAY 31, 2020
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$94	$91	$3	$205	$188	$17
Embedded derivatives	1	1	—	2	2	—
TOTAL	$95	$92	$3	$207	$190	$17

(1)
If the foreign exchange derivative instruments had been netted on the Consolidated Balance Sheets, the asset and liability positions would have been reduced by $76 million as of May 31, 2020. As of that date, no amount of cash collateral had been received or posted on the derivative asset and liability balances related to these foreign exchange derivative instruments.

2020 FORM 10-K 71

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

No transfers among the levels within the fair value hierarchy occurred during the years ended May 31, 2020 or 2019.
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
NON-RECURRING FAIR VALUE MEASUREMENTS
As further discussed in Note 20 — Acquisitions and Divestitures, the Company met the criteria to recognize the related assets and liabilities of its Brazil, Argentina, Chile and Uruguay entities as held-for-sale in the third quarter of fiscal 2020 and the classification of these balances remain as such, as of May 31, 2020. This required the Company to remeasure the disposal groups at fair value, less costs to sell, which is considered a Level 3 fair value measurement and was based on each transaction's estimated consideration at the date of close. The carrying value of the Argentina, Chile and Uruguay disposal groups exceeded their fair value, less costs to sell and as a result, the Company recognized a non-recurring impairment charge of $405 million. This charge was primarily due to the anticipated release of non-cash cumulative foreign currency translation losses which were included as part of the carrying value of the Argentina, Chile and Uruguay disposal groups when measuring for impairment. For the fiscal year ended May 31, 2020, the charge was recognized in Other (income) expense, net on the Consolidated Statements of Income, classified within Corporate, and a corresponding allowance within Accrued Liabilities on the Consolidated Balance Sheets.
All other assets or liabilities required to be measured at fair value on a non-recurring basis as of May 31, 2020 were immaterial. As of May 31, 2019, all assets or liabilities required to be measured at fair value on a non-recurring basis were immaterial.

2020 FORM 10-K 72

NOTE 7 — SHORT-TERM BORROWINGS AND CREDIT LINES
Notes payable as of May 31, 2020 and 2019 are summarized below:

	MAY 31,
	2020		2019
(Dollars in millions)	BORROWINGS	INTEREST RATE	BORROWINGS	INTEREST RATE
Notes payable:
Commercial paper(1)	$248	1.65%	$—	0.00%
U.S. operations	—	0.00%	2	0.00%	(2)
Non-U.S. operations	—	0.00%	7	26.00%	(2)
TOTAL NOTES PAYABLE	$248		$9

(1)	Commercial paper borrowings with original maturities greater than three months are included in Proceeds from borrowings, net of debt issuance costs on the Consolidated Statements of Cash Flows.

(2)	Weighted average interest rate includes non-interest bearing overdrafts.
The carrying amounts reflected in the Consolidated Balance Sheets for Notes payable approximate fair value.
On August 16, 2019, the Company entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, with the option to increase borrowings up to $3 billion in total upon lender approval. The facility matures on August 16, 2024, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 16, 2026. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.46%. The facility fee is 0.04% of the total commitment. This facility replaces the prior $2 billion credit facility agreement entered into on August 28, 2015, which would have matured August 28, 2020. As of and for the periods ended May 31, 2020 and 2019, no amounts were outstanding under either committed credit facility.
On April 6, 2020, the Company entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, in addition to the existing credit facility discussed above. The new facility matures on April 5, 2021. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 1.05%. The facility fee is 0.20% of the total commitment. As of May 31, 2020, no amounts were outstanding under this committed credit facility.

2020 FORM 10-K 73

NOTE 8 — LONG-TERM DEBT
Long-term debt, net of unamortized premiums, discounts and debt issuance costs, comprises the following:

				BOOK VALUE OUTSTANDING AS OF MAY 31,
Scheduled Maturity (Dollars and Yen in millions)	ORIGINAL PRINCIPAL	INTEREST RATE	INTEREST PAYMENTS	2020	2019
Corporate Term Debt:(1)(2)
May 1, 2023	$500	2.25%	Semi-Annually	$499	$498
March 27, 2025	1,000	2.40%	Semi-Annually	994	—
November 1, 2026	1,000	2.38%	Semi-Annually	995	994
March 27, 2027	1,000	2.75%	Semi-Annually	994	—
March 27, 2030	1,500	2.85%	Semi-Annually	1,489	—
March 27, 2040	1,000	3.25%	Semi-Annually	985	—
May 1, 2043	500	3.63%	Semi-Annually	495	495
November 1, 2045	1,000	3.88%	Semi-Annually	984	983
November 1, 2046	500	3.38%	Semi-Annually	491	491
March 27, 2050	1,500	3.38%	Semi-Annually	1,480	—
Japanese Yen Notes:(3)
August 20, 2001 through November 20, 2020	¥9,000	2.60%	Quarterly	$2	$6
August 20, 2001 through November 20, 2020	4,000	2.00%	Quarterly	1	3
Total				9,409	3,470
Less current maturities				3	6
TOTAL LONG-TERM DEBT				$9,406	$3,464

(1)	These senior unsecured obligations rank equally with the Company's other unsecured and unsubordinated indebtedness.

(2)
The bonds are redeemable at the Company's option at a price equal to the greater of (i) 100% of the aggregate principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments, plus in each case, accrued and unpaid interest. However, the bonds also feature a par call provision, which allows for the bonds to be redeemed at a price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest on or after the Par Call Date, as defined in the respective notes.

(3)
NIKE Logistics YK assumed a total of ¥13.0 billion in loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans mature in equal quarterly installments during the period August 20, 2001 through November 20, 2020.

The scheduled maturity of Long-term debt in each of the years ending May 31, 2021 through 2025 are $3 million, $0 million, $500 million, $0 million and $1,000 million, respectively, at face value.
The Company's long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's long-term debt, including the current portion, was approximately $10,645 million at May 31, 2020 and $3,524 million at May 31, 2019.

2020 FORM 10-K 74

NOTE 9 — INCOME TAXES
Income before income taxes is as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2020	2019	2018
Income before income taxes:
United States	$2,954	$593	$744
Foreign	(67)	4,208	3,581
TOTAL INCOME BEFORE INCOME TAXES	$2,887	$4,801	$4,325

The provision for income taxes is as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2020	2019	2018
Current:
United States
Federal	$(109)	$74	$1,167
State	81	56	45
Foreign	756	608	533
Total Current	728	738	1,745
Deferred:
United States
Federal	(231)	(33)	595
State	(47)	(9)	25
Foreign	(102)	76	27
Total Deferred	(380)	34	647
TOTAL INCOME TAX EXPENSE	$348	$772	$2,392

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”) which significantly changed previous U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21% and a one-time transition tax on deemed repatriation of undistributed foreign earnings. For fiscal 2018, the change in the corporate tax rate resulted in a blended U.S. federal statutory rate for the Company of approximately 29%.
As of May 31, 2020 and 2019, long-term income taxes payable were $757 million and $902 million, respectively, and were included within Deferred income taxes and other assets on the Consolidated Balance Sheets.
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	YEAR ENDED MAY 31,
	2020	2019	2018
Federal income tax rate	21.0%	21.0%	29.2%
State taxes, net of federal benefit	0.8%	1.0%	0.8%
Foreign earnings	5.9%	-1.1%	-19.2%
Foreign-derived intangible income benefit related to the Tax Act	-8.1%	—%	—%
Transition tax related to the Tax Act	—%	—%	43.3%
Remeasurement of deferred tax assets and liabilities related to the Tax Act	—%	—%	3.7%
Excess tax benefits from share-based compensation	-7.2%	-3.6%	-5.3%
Income tax audits and contingency reserves	-1.4%	1.3%	2.9%
U.S. research and development tax credit	-1.8%	-1.0%	-0.6%
Other, net	2.9%	-1.5%	0.5%
EFFECTIVE INCOME TAX RATE	12.1%	16.1%	55.3%

The effective tax rate for the fiscal year ended May 31, 2020 was lower than the effective tax rate for the fiscal year ended May 31, 2019 due to increased benefits from discrete items such as stock-based compensation. The foreign earnings rate impact shown above for the fiscal year ended May 31, 2020 includes withholding taxes of 6.5% and held for sale accounting items of

2020 FORM 10-K 75

2.9%, offset by a benefit for statutory rate differences and other items of 3.5%. The foreign derived intangible income benefit reflects U.S. tax benefits introduced by the Tax Act for companies serving foreign markets. This benefit became available to the Company as a result of a restructuring of its intellectual property interests. Income tax audit and contingency reserves reflect benefits associated with the modification of the treatment of certain research and development expenditures of 2.9% offset by an increase related to the resolution of an audit by the U.S. Internal Revenue Service ("IRS") and other matters of 1.5%. Included in other is the deferral of income tax effects related to intra-entity transfers of inventory of 2.3% and other items of 0.6%.
The effective tax rate for the year fiscal ended May 31, 2019 was lower than the effective tax rate for the fiscal year ended May 31, 2018 due to significant changes related to the enactment of the Tax Act in fiscal year 2018 and reduction in the U.S. federal statutory rate to 21% in fiscal year 2019.
Deferred tax assets and liabilities comprise the following as of:

	MAY 31,
(Dollars in millions)	2020	2019
Deferred tax assets:
Inventories	$84	$66
Sales return reserves	115	128
Deferred compensation	295	271
Stock-based compensation	168	156
Reserves and accrued liabilities	120	101
Operating lease liabilities	491	—
Capitalized research and development expenditures	189	—
Net operating loss carry-forwards	21	81
Other	127	125
Total deferred tax assets	1,610	928
Valuation allowance	(26)	(88)
Total deferred tax assets after valuation allowance	1,584	840
Deferred tax liabilities:
Foreign withholding tax on undistributed earnings of foreign subsidiaries	(165)	(235)
Property, plant and equipment	(232)	(188)
Right-of-use assets	(423)	—
Other	(32)	(41)
Total deferred tax liabilities	(852)	(464)
NET DEFERRED TAX ASSET	$732	$376

The above amounts exclude deferred taxes of the Company's Brazil, Argentina, Chile and Uruguay operations which are classified as held-for-sale on the Consolidated Balance Sheets as of May 31, 2020. See Note 20 — Acquisitions and Divestitures for additional information.
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits as of:

	MAY 31,
(Dollars in millions)	2020	2019	2018
Unrecognized tax benefits, beginning of the period	$808	$698	$461
Gross increases related to prior period tax positions	181	85	19
Gross decreases related to prior period tax positions	(171)	(32)	(12)
Gross increases related to current period tax positions	50	81	249
Settlements	(58)	—	—
Lapse of statute of limitations	(28)	(35)	(20)
Changes due to currency translation	(11)	11	1
UNRECOGNIZED TAX BENEFITS, END OF THE PERIOD	$771	$808	$698

As of May 31, 2020, total gross unrecognized tax benefits, excluding related interest and penalties, were $771 million, $536 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross

2020 FORM 10-K 76

unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other assets on the Consolidated Balance Sheets.
The Company recognizes interest and penalties related to income tax matters in income tax expense. The liability for payment of interest and penalties decreased by $16 million during the year ended May 31, 2020, increased by $17 million during the fiscal year ended May 31, 2019 and decreased by $14 million during the fiscal year ended May 31, 2018. As of May 31, 2020 and 2019, accrued interest and penalties related to uncertain tax positions were $158 million and $174 million, respectively (excluding federal benefit).
The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company is currently under audit by the IRS for fiscal years 2017 through 2019. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments. Tax years after 2009 remain open in certain major foreign jurisdictions. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $50 million within the next 12 months. In January 2019, the European Commission opened a formal investigation to examine whether the Netherlands has breached State Aid rules when granting certain tax rulings to the Company. The Company believes the investigation is without merit. If this matter is adversely resolved, the Netherlands may be required to assess additional amounts with respect to current and prior periods, and the Company's Netherlands income taxes in the future could increase.
The Company historically provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they were considered indefinitely reinvested outside the United States. As a result of the enactment of the Tax Act, in fiscal 2018 the Company reevaluated its historic indefinite reinvestment assertion and determined that any historical or future undistributed earnings of foreign subsidiaries are no longer considered to be indefinitely reinvested. Effective January 1, 2020, however, the tax law in the Netherlands, one of the Company's major jurisdictions, changed. As a result of the change in law, the Company's undistributed earnings in the Netherlands are subject to withholding tax upon distribution. It is the Company's intention to indefinitely reinvest the historical earnings of its foreign subsidiaries outside North America prior to May 31, 2020 to ensure there is sufficient working capital to expand operations outside the United States. Accordingly, the Company has not recorded a deferred tax liability related to foreign withholding taxes on approximately $8.1 billion of undistributed earnings of these foreign subsidiaries as of May 31, 2020. Withholding taxes of approximately $1.2 billion would be payable upon the remittance of these undistributed earnings as of May 31, 2020.
A portion of the Company's foreign operations benefit from a tax holiday, which is set to expire in 2021. This tax holiday may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The tax benefit attributable to this tax holiday was $238 million, $167 million and $126 million for the fiscal years ended May 31, 2020, 2019 and 2018, respectively. The benefit of the tax holiday on diluted earnings per common share was $0.15, $0.10 and $0.08 for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.
Deferred tax assets at May 31, 2020 and 2019 were reduced by a valuation allowance. For the fiscal year ended May 31, 2020, a valuation allowance was provided for U.S. foreign tax credit carry-forwards and on tax benefits generated by entities with operating losses. For the fiscal year ended May 31, 2019, the valuation allowance provided primarily related to tax benefits generated by certain entities with operating losses. There was a $62 million net decrease in the valuation allowance for the fiscal year ended May 31, 2020, compared to a $7 million net decrease for the fiscal year ended May 31, 2019, and $13 million net increase for the year ended May 31, 2018. The decrease in the Company's net valuation allowance for the fiscal year ended May 31, 2020 is primarily related to the classification of the Company's Brazil and Argentina operations as held-for-sale on the Consolidated Balance Sheets as of May 31, 2020. See Note 20 — Acquisitions and Divestitures for additional information.
The Company has recorded deferred tax assets of $15 million at May 31, 2020 for U.S. foreign tax credit carry-forwards which will begin to expire in 2030.
The Company has available domestic and foreign loss carry-forwards of $83 million at May 31, 2020. If not utilized, such losses will expire as follows:

	YEAR ENDING MAY 31,
(Dollars in millions)	2021	2022	2023	2024	2025-2040	INDEFINITE	TOTAL
Net operating losses	$—	$3	$2	$2	$59	$17	$83

The above amounts at May 31, 2020 exclude net operating loss carry-forwards of the Company's Brazil, Argentina and Chile operations which are included in assets held-for-sale on the Consolidated Balance Sheets at May 31, 2020. See Note 20 — Acquisitions and Divestitures for additional information.

2020 FORM 10-K 77

NOTE 10 — REDEEMABLE PREFERRED STOCK
Sojitz America is the sole owner of the Company's authorized redeemable preferred stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the redeemable preferred stock have been declared and paid in full. There have been no changes in the redeemable preferred stock in the fiscal years ended May 31, 2020, 2019 and 2018. As the holder of the redeemable preferred stock, Sojitz America does not have general voting rights, but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company, or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States. The redeemable preferred stock has been fully issued to Sojitz America and is not blank check preferred stock. The Company's articles of incorporation do not permit the issuance of additional preferred stock.

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
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	YEAR ENDED MAY 31,
(Dollars in millions)	2020	2019	2018
Stock options(1)	$237	$207	$149
ESPPs	53	40	34
Restricted stock	139	78	35
TOTAL STOCK-BASED COMPENSATION EXPENSE	$429	$325	$218

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees meeting certain retirement eligibility requirements. Accelerated stock option expense was $53 million, $41 million and $18 million for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.

The income tax benefit related to stock-based compensation expense was $207 million, $175 million and $230 million for the fiscal years ended May 31, 2020, 2019 and 2018, respectively, and reported within Income tax expense.

2020 FORM 10-K 78

STOCK OPTIONS
The weighted average fair value per share of the options granted during the years ended May 31, 2020, 2019 and 2018, computed as of the grant date using the Black-Scholes pricing model, was $18.71, $22.78 and $9.82, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	YEAR ENDED MAY 31,
	2020	2019	2018
Dividend yield	1.0%	1.0%	1.2%
Expected volatility	23.0%	26.6%	16.4%
Weighted average expected life (in years)	6.0	6.0	6.0
Risk-free interest rate	1.5%	2.8%	2.0%

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
The following summarizes the stock option transactions under the plan discussed above:

	SHARES(1)	WEIGHTED AVERAGE OPTION PRICE
	(In millions)
Options outstanding as of May 31, 2019	91.3	$50.59
Exercised	(20.1)	35.26
Forfeited	(2.2)	75.74
Granted	19.1	85.29
Options outstanding as of May 31, 2020	88.1	$60.98

(1)	Includes stock appreciation rights transactions.
Options exercisable as of May 31, 2020 were 48.5 million and had a weighted average option price of $46.91 per share. The aggregate intrinsic value for options outstanding and exercisable at May 31, 2020 was $3,316 million and $2,506 million, respectively. The total intrinsic value of the options exercised during the years ended May 31, 2020, 2019 and 2018 was $1,161 million, $938 million and $889 million, respectively. The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the options. The weighted average contractual life remaining for options outstanding and options exercisable at May 31, 2020 was 6.2 years and 4.5 years, respectively. As of May 31, 2020, the Company had $411 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.6 years.
EMPLOYEE STOCK PURCHASE PLANS
In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under employee stock purchase plans (ESPPs). Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Employees purchased 2.7 million, 2.5 million and 3.1 million shares during each of the fiscal years ended May 31, 2020, 2019 and 2018, respectively.
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

2020 FORM 10-K 79

The following summarizes the restricted stock and restricted stock unit activity under the plan discussed above:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
	(In millions)
Nonvested as of May 31, 2019	4.4	$70.93
Vested	(1.1)	72.64
Forfeited	(0.3)	79.62
Granted	3.8	88.26
Nonvested as of May 31, 2020	6.8	$79.84

The weighted average fair value per share of restricted stock and restricted stock units granted for the years ended May 31, 2020, 2019 and 2018, computed as of the grant date, was $88.26, $80.95, and $62.51, respectively. During the years ended May 31, 2020, 2019 and 2018, the aggregate fair value of restricted stock and restricted stock units vested was $98 million, $44 million and $113 million, respectively, computed as of the date of vesting. As of May 31, 2020, the Company had $342 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.7 years.

NOTE 12 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under ESPPs, and restricted stock to purchase an additional 30.6 million, 17.5 million and 42.9 million shares of common stock outstanding for the fiscal years ended May 31, 2020, 2019 and 2018, respectively, because the options and restricted stock were anti-dilutive.

	YEAR ENDED MAY 31,
(In millions, except per share data)	2020	2019	2018
Net income available to common stockholders	$2,539	$4,029	$1,933
Determination of shares:
Weighted average common shares outstanding	1,558.8	1,579.7	1,623.8
Assumed conversion of dilutive stock options and awards	32.8	38.7	35.3
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,591.6	1,618.4	1,659.1
Earnings per common share:
Basic	$1.63	$2.55	$1.19
Diluted	$1.60	$2.49	$1.17

NOTE 13 — BENEFIT PLANS
The Company has a qualified 401(k) Savings and Profit Sharing Plan, in which all U.S. employees are able to participate. The Company matches a portion of employee contributions to the savings plan. Company contributions to the savings plan were $107 million, $90 million and $80 million and included in Cost of sales or Operating overhead expense, as applicable, for the years ended May 31, 2020, 2019 and 2018, respectively. The terms of the plan also allow for annual discretionary profit sharing contributions, as recommended by senior management and approved by the Board of Directors, to the accounts of eligible U.S. employees who work at least 1,000 hours in a year. For the fiscal year ended May 31, 2020, there were no profit sharing contributions made to the plan. Profit sharing contributions of $37 million and $59 million were made to the plan and included in Cost of sales or Operating overhead expense, as applicable, for the years ended May 31, 2019 and 2018, respectively.
The Company also has a Long-Term Incentive Plan (LTIP) adopted by the Board of Directors and approved by shareholders in September 1997 and later amended and approved in fiscal 2007 and fiscal 2012. The Company recognized $66 million, $83 million and $33 million of Operating overhead expense related to cash awards under the LTIP during the years ended May 31, 2020, 2019 and 2018, respectively.
The Company allows certain highly compensated employees and non-employee directors of the Company to defer compensation under a nonqualified deferred compensation plan. Deferred compensation plan liabilities were $725 million and $647 million at

2020 FORM 10-K 80

May 31, 2020 and 2019, respectively, and primarily classified as non-current in Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
The Company has pension plans in various countries worldwide. The pension plans are only available to local employees and are generally government mandated. The liability related to the unfunded pension liabilities of the plans was $79 million and $73 million at May 31, 2020 and 2019, respectively, and primarily classified as non-current in Deferred income taxes and other liabilities on the Consolidated Balance Sheets.

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
The majority of derivatives outstanding as of May 31, 2020 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Japanese Yen/U.S. Dollar and Chinese Yuan/U.S. Dollar currency pairs. All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following tables present the fair values of derivative instruments included within the Consolidated Balance Sheets as of May 31, 2020 and 2019:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	MAY 31,
(Dollars in millions)		2020	2019
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$43	$509
Foreign exchange forwards and options	Deferred income taxes and other assets	1	—
Total derivatives formally designated as hedging instruments		44	509
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	48	102
Embedded derivatives	Prepaid expenses and other current assets	1	5
Foreign exchange forwards and options	Deferred income taxes and other assets	2	—
Embedded derivatives	Deferred income taxes and other assets	—	6
Total derivatives not designated as hedging instruments		51	113
TOTAL DERIVATIVE ASSETS		$95	$622

2020 FORM 10-K 81

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	MAY 31,
(Dollars in millions)		2020	2019
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$173	$5
Foreign exchange forwards and options	Deferred income taxes and other liabilities	17	—
Total derivatives formally designated as hedging instruments		190	5
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	15	46
Embedded derivatives	Accrued liabilities	2	1
Embedded derivatives	Deferred income taxes and other liabilities	—	2
Total derivatives not designated as hedging instruments		17	49
TOTAL DERIVATIVE LIABILITIES		$207	$54

The following table presents the amounts in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the fiscal years ended May 31, 2020, 2019 and 2018:

	YEAR ENDED MAY 31,
	2020		2019		2018
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$37,403	$(17)	$39,117	$(5)	$36,397	$34
Cost of sales	21,162	364	21,643	53	20,441	(90)
Demand creation expense	3,592	(2)	3,753	—	3,577	1
Other (income) expense, net	139	181	(78)	35	66	(69)
Interest expense (income), net	89	(7)	49	(7)	54	(7)

The following tables present the amounts affecting the Consolidated Statements of Income for the years ended May 31, 2020, 2019 and 2018:

2020 FORM 10-K 82

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)			AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	YEAR ENDED MAY 31,			LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	YEAR ENDED MAY 31,
	2020	2019	2018		2020	2019	2018
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$28	$14	$19	Revenues	$(17)	$(5)	$34
Foreign exchange forwards and options	283	405	(50)	Cost of sales	364	53	(90)
Foreign exchange forwards and options	1	2	1	Demand creation expense	(2)	—	1
Foreign exchange forwards and options	90	156	(19)	Other (income) expense, net	181	35	(69)
Interest rate swaps(2)	—	—	—	Interest expense (income), net	(7)	(7)	(7)
Total designated cash flow hedges	$402	$577	$(49)		$519	$76	$(131)

(1)
For the fiscal years ended May 31, 2020, 2019 and 2018, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES			LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	YEAR ENDED MAY 31,
(Dollars in millions)	2020	2019	2018
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$76	$166	$(57)	Other (income) expense, net
Embedded derivatives	(1)	7	(4)	Other (income) expense, net

CASH FLOW HEDGES
All changes in fair value of derivatives designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss) until Net income is affected by the variability of cash flows of the hedged transaction. Effective hedge results are classified in the Consolidated Statements of Income in the same manner as the underlying exposure. Derivative instruments designated as cash flow hedges must be discontinued when it is no longer probable the forecasted hedged transaction will occur in the initially identified time period. The gains and losses associated with discontinued derivative instruments in Accumulated other comprehensive income (loss) will be recognized immediately in Other (income) expense, net, if it is probable the forecasted hedged transaction will not occur by the end of the initially identified time period or within an additional two-month period thereafter. In rare circumstances, the additional period of time may exceed two months due to extenuating circumstances related to the nature of the forecasted transaction that are outside the control or influence of the Company. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company accounts for the derivative as an undesignated instrument as discussed below.
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
Product cost exposures are primarily generated through non-functional currency denominated product purchases and the foreign currency adjustment program described below. NIKE entities primarily purchase product in two ways: (1) Certain NIKE entities purchase product from the NIKE Trading Company (NTC), a wholly-owned sourcing hub that buys NIKE branded products from third party factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the product to NIKE entities in their respective functional currencies. NTC sales to a NIKE entity with a different functional currency result in a foreign currency exposure for the NTC. (2) Other NIKE entities purchase product directly from third party factories in U.S. Dollars.

2020 FORM 10-K 83

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
The Company's policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $8.1 billion as of May 31, 2020.
As of May 31, 2020, approximately $374 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of May 31, 2020, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 24 months.
FAIR VALUE HEDGES
The Company has, in the past, been exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The Company had no interest rate swaps designated as fair value hedges as of May 31, 2020.
NET INVESTMENT HEDGES
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in Accumulated other comprehensive income (loss) along with the foreign currency translation adjustments on those investments. The Company had no outstanding net investment hedges as of May 31, 2020.
UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Consolidated Balance Sheets and/or the embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $4.1 billion as of May 31, 2020.
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

2020 FORM 10-K 84

At May 31, 2020, the total notional amount of embedded derivatives outstanding was approximately $281 million.
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
The Company's derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties' creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of May 31, 2020, the Company was in compliance with all credit risk-related contingent features, and had derivative instruments with such features in a net liability position of $137 million. However, no derivative instruments with credit risk-related contingent features in a net liability position were greater than $50 million by counterparty. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of May 31, 2020, the Company had received no cash collateral from various counterparties to its derivative contracts. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 6 — Fair Value Measurements.

2020 FORM 10-K 85

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2019	$(346)	$520	$115	$(58)	$231
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(149)	387	—	(8)	230
Reclassifications to net income of previously deferred (gains) losses(3)	1	(517)	—	(1)	(517)
Total other comprehensive income (loss)	(148)	(130)	—	(9)	(287)
Balance at May 31, 2020	$(494)	$390	$115	$(67)	$(56)

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $(15) million, $0 million, $1 million and $(14) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $2 million, $0 million, $0 million and $2 million, respectively.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2018	$(173)	$17	$115	$(51)	$(92)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(173)	573	—	10	410
Reclassifications to net income of previously deferred (gains) losses(3)	—	(70)	—	(17)	(87)
Total other comprehensive income (loss)	(173)	503	—	(7)	323
Balance at May 31, 2019	$(346)	$520	$115	$(58)	$231

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $(4) million, $0 million, $1 million and $(3) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $6 million, $0 million, $0 million and $6 million, respectively.

2020 FORM 10-K 86

The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	YEAR ENDED MAY 31,
(Dollars in millions)	2020	2019
Gains (losses) on foreign currency translation adjustment	$(1)	$—	Other (income) expense, net
Total before tax	(1)	—
Tax (expense) benefit	—	—
Gain (loss) net of tax	(1)	—
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$(17)	(5)	Revenues
Foreign exchange forwards and options	364	53	Cost of sales
Foreign exchange forwards and options	(2)	—	Demand creation expense
Foreign exchange forwards and options	181	35	Other (income) expense, net
Interest rate swaps	(7)	(7)	Interest expense (income), net
Total before tax	519	76
Tax (expense) benefit	(2)	(6)
Gain (loss) net of tax	517	70
Gains (losses) on other	1	17	Other (income) expense, net
Total before tax	1	17
Tax (expense) benefit	—	—
Gain (loss) net of tax	1	17
Total net gain (loss) reclassified for the period	$517	$87

2020 FORM 10-K 87

NOTE 16 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's revenues disaggregated by reportable operating segment, major product line and by distribution channel:

	YEAR ENDED MAY 31, 2020
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$9,329	$5,892	$4,635	$3,449	$—	$23,305	$1,642	$—	$24,947
Apparel	4,639	3,053	1,896	1,365	—	10,953	89	—	11,042
Equipment	516	402	148	214	—	1,280	25	—	1,305
Other	—	—	—	—	30	30	90	(11)	109
TOTAL REVENUES	$14,484	$9,347	$6,679	$5,028	$30	$35,568	$1,846	$(11)	$37,403
Revenues by:
Sales to Wholesale Customers	$9,371	$6,574	$3,803	$3,408	$—	$23,156	$1,154	$—	$24,310
Sales through Direct to Consumer	5,113	2,773	2,876	1,620	—	12,382	602	—	12,984
Other	—	—	—	—	30	30	90	(11)	109
TOTAL REVENUES	$14,484	$9,347	$6,679	$5,028	$30	$35,568	$1,846	$(11)	$37,403

	YEAR ENDED MAY 31, 2019
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$10,045	$6,293	$4,262	$3,622	$—	$24,222	$1,658	$—	$25,880
Apparel	5,260	3,087	1,808	1,395	—	11,550	118	—	11,668
Equipment	597	432	138	237	—	1,404	24	—	1,428
Other	—	—	—	—	42	42	106	(7)	141
TOTAL REVENUES	$15,902	$9,812	$6,208	$5,254	$42	$37,218	$1,906	$(7)	$39,117
Revenues by:
Sales to Wholesale Customers	$10,875	$7,076	$3,726	$3,746	$—	$25,423	$1,247	$—	$26,670
Sales through Direct to Consumer	5,027	2,736	2,482	1,508	—	11,753	553	—	12,306
Other	—	—	—	—	42	42	106	(7)	141
TOTAL REVENUES	$15,902	$9,812	$6,208	$5,254	$42	$37,218	$1,906	$(7)	$39,117

For the fiscal years ended May 31, 2020 and 2019, Other revenues for Global Brand Divisions and Converse were primarily attributable to licensing businesses. For the fiscal years ended May 31, 2020 and 2019, Other revenues for Corporate primarily consisted of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through the Company's central foreign exchange risk management program.
As of May 31, 2020 and 2019, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued Liabilities on the Consolidated Balance Sheets.

2020 FORM 10-K 88

SALES-RELATED RESERVES
At May 31, 2020 and May 31, 2019, the Company's sales-related reserve balance, which includes returns, post-invoice sales discounts and miscellaneous claims, was $1,178 million and $1,218 million, respectively, recorded in Accrued liabilities on the Consolidated Balance Sheets. The estimated cost of inventory for expected product returns was $313 million and $410 million as of May 31, 2020 and May 31, 2019, respectively, and was recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets.
MAJOR CUSTOMERS
No customer accounted for 10% or more of the Company's consolidated net Revenues during the fiscal years ended May 31, 2020, 2019 and 2018.

NOTE 17 — OPERATING SEGMENTS AND RELATED INFORMATION
The Company's operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company's reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa (EMEA); Greater China; and Asia Pacific & Latin America (APLA), and include results for the NIKE and Jordan brands, with the results for the Hurley brand, prior to its divestiture, included in North America. Refer to Note 20 — Acquisitions and Divestitures for information regarding the divestiture of the Company's wholly-owned subsidiary, Hurley, and the planned transition of NIKE Brand businesses in certain countries within APLA to third-party distributors.
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
Corporate consists primarily of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to the Company's headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; and certain foreign currency gains and losses, including certain hedge gains and losses. For the fiscal year ended May 31, 2020, Corporate includes the non-recurring impairment charge, recognized as a result of the Company's decision to transition its operations in Brazil, Argentina, Chile and Uruguay to third-party distributors. This charge primarily reflects the anticipated release of associated non-cash cumulative foreign currency translation losses. For more information regarding this charge, refer to Note 20 — Acquisitions and Divestitures.
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

2020 FORM 10-K 89

	YEAR ENDED MAY 31,
(Dollars in millions)	2020	2019	2018
REVENUES
North America	$14,484	$15,902	$14,855
Europe, Middle East & Africa	9,347	9,812	9,242
Greater China	6,679	6,208	5,134
Asia Pacific & Latin America	5,028	5,254	5,166
Global Brand Divisions	30	42	88
Total NIKE Brand	35,568	37,218	34,485
Converse	1,846	1,906	1,886
Corporate	(11)	(7)	26
TOTAL NIKE, INC. REVENUES	$37,403	$39,117	$36,397
EARNINGS BEFORE INTEREST AND TAXES
North America	$2,899	$3,925	$3,600
Europe, Middle East & Africa	1,541	1,995	1,587
Greater China	2,490	2,376	1,807
Asia Pacific & Latin America	1,184	1,323	1,189
Global Brand Divisions	(3,468)	(3,262)	(2,658)
Converse	297	303	310
Corporate	(1,967)	(1,810)	(1,456)
Interest expense (income), net	89	49	54
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$2,887	$4,801	$4,325
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
North America	$110	$117	$196
Europe, Middle East & Africa	139	233	240
Greater China	28	49	76
Asia Pacific & Latin America	41	47	49
Global Brand Divisions	438	278	286
Total NIKE Brand	756	724	847
Converse	12	18	22
Corporate	356	333	325
TOTAL ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	$1,124	$1,075	$1,194
DEPRECIATION
North America	$148	$149	$160
Europe, Middle East & Africa	132	111	116
Greater China	44	50	56
Asia Pacific & Latin America	46	53	55
Global Brand Divisions	214	195	217
Total NIKE Brand	584	558	604
Converse	25	31	33
Corporate	112	116	110
TOTAL DEPRECIATION	$721	$705	$747

2020 FORM 10-K 90

	AS OF MAY 31,
(Dollars in millions)	2020	2019
ACCOUNTS RECEIVABLE, NET
North America	$1,020	$1,718
Europe, Middle East & Africa	712	1,164
Greater China	321	245
Asia Pacific & Latin America(1)	425	771
Global Brand Divisions	65	105
Total NIKE Brand	2,543	4,003
Converse	149	243
Corporate	57	26
TOTAL ACCOUNTS RECEIVABLE, NET	$2,749	$4,272
INVENTORIES
North America	$3,077	$2,328
Europe, Middle East & Africa	2,070	1,390
Greater China	882	693
Asia Pacific & Latin America(1)	770	694
Global Brand Divisions	137	126
Total NIKE Brand	6,936	5,231
Converse	341	269
Corporate	90	122
TOTAL INVENTORIES	$7,367	$5,622
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$645	$814
Europe, Middle East & Africa	885	929
Greater China	214	237
Asia Pacific & Latin America(1)	296	326
Global Brand Divisions	830	665
Total NIKE Brand	2,870	2,971
Converse	80	100
Corporate	1,916	1,673
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,866	$4,744

(1)	Excludes assets held-for-sale as of May 31, 2020. See Note 20 — Acquisitions and Divestitures for additional information.
REVENUES AND LONG-LIVED ASSETS BY GEOGRAPHIC AREA
After allocation of revenues for Global Brand Divisions, Converse and Corporate to geographical areas based on the location where the sales originated, revenues by geographical area are essentially the same as reported above for the NIKE Brand operating segments with the exception of the United States. Revenues derived in the United States were $14,625 million, $16,091 million and $15,314 million for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.
The Company's largest concentrations of long-lived assets primarily consist of the Company's corporate headquarters, retail locations and distribution facilities in the United States and China, as well as distribution facilities in Belgium. Long-lived assets attributable to operations in these countries, which primarily consists of property, plant and equipment, net, as well as operating lease right-of-use assets, net in conjunction with the adoption of Topic 842 in fiscal 2020, were as follows:

	MAY 31,
(Dollars in millions)	2020(1)	2019
United States	$5,114	$3,174
Belgium	606	618
China	457	242

(1)
Includes operating lease right-of-use assets, net in conjunction with the adoption of Topic 842. Comparative prior period information has not been adjusted and continues to be reported in accordance with previous accounting guidance in effect for those periods.

2020 FORM 10-K 91

NOTE 18 — COMMITMENTS AND CONTINGENCIES

As of May 31, 2020 and 2019, the Company had bank guarantees and letters of credit outstanding totaling $239 million and $215 million, respectively, issued primarily for real estate agreements, self-insurance programs and other general business obligations.
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

NOTE 19 — LEASES
Lease expense is recognized in Cost of sales or Operating overhead expense within the Consolidated Statements of Income, based on the underlying nature of the leased asset. For the fiscal year ended May 31, 2020, lease expense primarily consisted of operating lease costs of $569 million, along with $337 million primarily related to variable lease costs which includes an immaterial amount of short-term lease costs. As of and for the fiscal year ended May 31, 2020, finance leases were not a material component of the Company's lease portfolio.
Amounts of future undiscounted cash flows related to operating lease payments over the lease term are as follows and are reconciled to the present value of the operating lease liabilities as recorded on the Consolidated Balance Sheets:

(Dollars in millions)	AS OF MAY 31, 2020(1)
Fiscal 2021	$550
Fiscal 2022	514
Fiscal 2023	456
Fiscal 2024	416
Fiscal 2025	374
Thereafter	1,474
Total undiscounted future cash flows related to lease payments	$3,784
Less: Interest	426
Present value of lease liabilities	$3,358

(1)	Excludes $67 million of future operating lease payments for lease agreements signed but not yet commenced.
In accordance with Topic 840, rent expense, excluding executory costs, was $829 million and $820 million for the fiscal years ended May 31, 2019 and 2018, respectively. Amounts of minimum future annual commitments under non-cancelable operating and capital leases in accordance with Topic 840 were as follows:

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

2020 FORM 10-K 92

The following table includes the weighted average remaining lease terms, in years, and the weighted average discount rate used to calculate the present value of operating lease liabilities:

AS OF MAY 31,
2020
Weighted-average remaining lease term (years)	8.7
Weighted-average discount rate	2.4%

The following table includes supplemental cash and non-cash information related to operating leases:

FISCAL YEAR ENDED
(Dollars in millions)	MAY 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$532
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities(1)	$705

(1)	Excludes the amount initially capitalized in conjunction with the adoption of Topic 842.

NOTE 20 — ACQUISITIONS AND DIVESTITURES
ACQUISITIONS
During fiscal 2020, 2019 and 2018, the Company made multiple acquisitions focused on gaining new capabilities to fuel its Consumer Direct Offense strategy, serving consumers personally at a global scale. The impact of acquisitions, individually and in the aggregate, was not considered material to the Company's Consolidated Financial Statements.
DIVESTITURES
During the third quarter of fiscal 2020, as a result of the Company's decision to transition its wholesale and direct to consumer operating model in certain countries within its APLA operating segment, the Company signed definitive agreements to sell its NIKE Brand businesses in Brazil, Argentina, Chile and Uruguay to third-party distributors. Specifically, NIKE entered into agreements to sell its operations in Argentina, Chile and Uruguay to Grupo Axo and to sell substantially all of its operations in Brazil to Grupo SBF S.A., through its wholly-owned subsidiary. The Company will retain a small operation in Brazil focused on certain sports marketing assets, local manufacturing and Converse. These transactions are expected to close in the first half of fiscal 2021, with Grupo SBF S.A.'s transaction subject to Brazil Antitrust Authority approvals.
As a result of this decision, beginning in the third quarter of fiscal 2020, the related assets and liabilities of these entities were classified as held-for-sale and remain as such on the Consolidated Balance Sheets as of May 31, 2020, which consisted of the following:

•
Assets of $506 million, primarily consisting of $264 million of Inventories and $138 million of Accounts receivable, net which were reclassified to Prepaid expenses and other current assets on the Company's Consolidated Balance Sheets; and

•
Liabilities of $146 million, primarily consisting of $85 million of Accrued liabilities, as well as $49 million of Accounts Payable, which was reclassified to Accrued liabilities on the Company's Consolidated Balance Sheets.

As a result of meeting the criteria for held-for-sale classification, the Company recognized a non-recurring impairment charge of $405 million within Other (income) expense, net on the Consolidated Statements of Income, classified within Corporate, and a corresponding allowance within Accrued Liabilities on the Consolidated Balance Sheets. This charge was primarily due to the anticipated release of non-cash cumulative foreign currency translation losses, which were included as part of the carrying value of the Argentina, Chile and Uruguay disposal groups when measuring for impairment. These losses will be reclassified from Accumulated other comprehensive income (loss) to Net income upon closure of the transaction. For more information see Note 6 — Fair Value Measurements.
On October 29, 2019, the Company signed a definitive agreement to sell the assets and liabilities of its wholly-owned subsidiary brand, Hurley. The transaction closed on December 6, 2019, and the impacts of the divestiture are not considered material to the Company.

2020 FORM 10-K 93

NOTE 21 — SUBSEQUENT EVENTS
In June 2020, the Company announced a new digitally empowered phase of its Consumer Direct Offense, the Consumer Direct Acceleration. As a result, on July 22, 2020, management announced a series of leadership and operating model changes to streamline and speed up strategic execution for the Company. The changes are expected to lead to a net loss of jobs, resulting in pre-tax, one-time employee termination costs of approximately $200 million to $250 million, which is expected to be incurred primarily during the first half of fiscal 2021, in the form of cash expenditures.

2020 FORM 10-K 94

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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2020.
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

2020 FORM 10-K 95

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K regarding directors is included under “NIKE, Inc. Board of Directors” in the definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Information about our Executive Officers” in Item 1 of this Report. The information required by Item 406 of Regulation S-K is included under “Corporate Governance — Board Structure and Responsibilities — Code of Conduct” in the definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit & Finance Committee of the Board of Directors is included under “Corporate Governance — Board Structure and Responsibilities — Board Committees” in the definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K regarding executive compensation is included under “Corporate Governance — Director Compensation for Fiscal 2020,” “Compensation Discussion and Analysis,” and “Stock Ownership Information — Transactions with Related Persons — Compensation Committee Interlocks and Insider Participation,” in the definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 201(d) of Regulation S-K is included under “Compensation Discussion and Analysis — Executive Compensation Tables — Equity Compensation Plan Information” in the definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 403 of Regulation S-K is included under “Stock Ownership Information — Stock Holdings of Certain Owners and Management” in the definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is included under “Stock Ownership Information — Transactions with Related Persons” and “Corporate Governance — Individual Board Skills Matrix — Director Independence” in the definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is included under “Audit Matters — Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

2020 FORM 10-K 96

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
		FORM 10-K PAGE NO.
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	54
	Consolidated Statements of Income for each of the three years ended May 31, 2020, May 31, 2019 and May 31, 2018	56
	Consolidated Statements of Comprehensive Income for each of the three years ended May 31, 2020, May 31, 2019 and May 31, 2018	57
	Consolidated Balance Sheets at May 31, 2020 and May 31, 2019	58
	Consolidated Statements of Cash Flows for each of the three years ended May 31, 2020, May 31, 2019 and May 31, 2018	59
	Consolidated Statements of Shareholders' Equity for each of the three years ended May 31, 2020, May 31, 2019 and May 31, 2018	60
	Notes to Consolidated Financial Statements	61

2.	Financial Statement Schedule:
	II — Valuation and Qualifying Accounts for the years ended May 31, 2020, 2019 and 2018	100
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 19, 2020).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
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

4.7	Description of Registrants Securities (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2019).
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

2020 FORM 10-K 97

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
10.13
Amended and Restated Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated July 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 24, 2008).*

10.14
Form of Restricted Stock Agreement under the Stock Incentive Plan for awards after May 31, 2010 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2015).*

10.15
Form of Restricted Stock Unit Agreement under the Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2018).*

10.16
Form of Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and its executive officers (other than Mark G. Parker and John J. Donahoe II) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 18, 2020).*

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

10.19	Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 23, 2015).*
10.20	Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 23, 2015).*
10.21	Form of Discretionary Performance Award Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2018).*
10.22	NIKE, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement filed July 25, 2017).*
10.23	Offer Letter between NIKE, Inc. and John J. Donahoe II (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 22, 2019).*
10.24
Form of Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and John J. Donahoe II (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed October 22, 2019).*

10.25	Form of Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 22, 2019).
10.26	Letter Agreement between NIKE, Inc. and Mark G. Parker (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed October 22, 2019).*
10.27
Credit Agreement, dated as of April 6, 2020, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, and the other Banks named therein (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2020).

10.28	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.29	NIKE, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.30	Form of Non-Statutory Stock Option Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.31	Form of Restricted Stock Unit Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed June 19, 2020).*

2020 FORM 10-K 98

10.32
Credit Agreement dated as of August 16, 2019, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, Citibank N.A., as Syndication Agent, Deutsche Bank Securities, Inc., HSBC Bank USA, National Association and JPMorgan Chase, N.A., as Co-Documentation Agents, and the other Banks named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 20, 2019).

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

2020 FORM 10-K 99

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS(1)	WRITE-OFFS, NET	BALANCE AT END OF PERIOD
Sales returns reserve
For the fiscal year ended May 31, 2018	$343	$640	$5	$(658)	$330
For the fiscal year ended May 31, 2019(2)	734	1,959	(30)	(1,820)	843
For the fiscal year ended May 31, 2020	843	1,941	(31)	(2,071)	682

(1)	Amounts included in this column primarily relate to foreign currency translation.

(2)
As a result of the adoption of ASC Topic 606 during the first quarter of fiscal 2019, an asset for the estimated cost of inventory for expected products returns is now recognized separately from the liability for sales returns reserves, which is presented above.

2020 FORM 10-K 100

ITEM 16. FORM 10-K SUMMARY
None.

2020 FORM 10-K 101

Consent of Independent Registered Public Accounting Firm
We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-117059, 333-133360, 333-164248, 333-171647, 333-173727, 333-208900 and 333-215439) and the Registration Statement on Form S-3 (No. 333-232770) of NIKE, Inc. of our report dated July 24, 2020 relating to the financial statements and financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.
/s/ PricewaterhouseCoopers LLP
Portland, Oregon
July 24, 2020

2020 FORM 10-K 102

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.
By:	/s/ JOHN J. DONAHOE II John J. Donahoe II President and Chief Executive Officer
Date:	July 24, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
/s/ JOHN J. DONAHOE II John J. Donahoe II	President and Chief Executive Officer	July 24, 2020
PRINCIPAL FINANCIAL OFFICER:
/s/ MATTHEW FRIEND Matthew Friend	Executive Vice President and Chief Financial Officer	July 24, 2020
PRINCIPAL ACCOUNTING OFFICER:
/s/ CHRIS L. ABSTON Chris L. Abston	Vice President and Corporate Controller	July 24, 2020
DIRECTORS:
/s/ MARK G. PARKER Mark G. Parker	Director, Chairman of the Board	July 24, 2020
/s/ CATHLEEN A. BENKO Cathleen A. Benko	Director	July 24, 2020
/s/ ELIZABETH J. COMSTOCK Elizabeth J. Comstock	Director	July 24, 2020
/s/ JOHN G. CONNORS John G. Connors	Director	July 24, 2020
/s/ TIMOTHY D. COOK Timothy D. Cook	Director	July 24, 2020
/s/ THASUNDA B. DUCKETT Thasunda B. Duckett	Director	July 24, 2020
/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	July 24, 2020
/s/ PETER B. HENRY Peter B. Henry	Director	July 24, 2020
/s/ TRAVIS A. KNIGHT Travis A. Knight	Director	July 24, 2020
/s/ MICHELLE A. PELUSO Michelle A. Peluso	Director	July 24, 2020
/s/ JOHN W. ROGERS, JR. John W. Rogers, Jr.	Director	July 24, 2020

2020 FORM 10-K 103