Form 10-Q
period 2020-08-31
NIKE, Inc.
filed 2020-10-08
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2020

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of September 28, 2020, the number of shares of the Registrant's Common Stock outstanding were:
Class A	315,017,252
Class B	1,254,809,281
1,569,826,533

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED AUGUST 31,
(In millions, except per share data)	2020	2019
Revenues	$10,594	$10,660
Cost of sales	5,853	5,789
Gross profit	4,741	4,871
Demand creation expense	677	1,018
Operating overhead expense	2,298	2,310
Total selling and administrative expense	2,975	3,328
Interest expense (income), net	65	15
Other (income) expense, net	(14)	(33)
Income before income taxes	1,715	1,561
Income tax expense	197	194
NET INCOME	$1,518	$1,367
Earnings per common share:
Basic	$0.97	$0.87
Diluted	$0.95	$0.86
Weighted average common shares outstanding:
Basic	1,561.8	1,562.4
Diluted	1,593.3	1,597.5
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019
Net income	$1,518	$1,367
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	318	(89)
Change in net gains (losses) on cash flow hedges	(658)	36
Change in net gains (losses) on other	(5)	2
Total other comprehensive income (loss), net of tax	(345)	(51)
TOTAL COMPREHENSIVE INCOME	$1,173	$1,316
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	AUGUST 31,	MAY 31,
(In millions)	2020	2020
ASSETS
Current assets:
Cash and equivalents	$8,148	$8,348
Short-term investments	1,332	439
Accounts receivable, net	3,813	2,749
Inventories	6,705	7,367
Prepaid expenses and other current assets	1,939	1,653
Total current assets	21,937	20,556
Property, plant and equipment, net	4,969	4,866
Operating lease right-of-use assets, net	3,158	3,097
Identifiable intangible assets, net	272	274
Goodwill	223	223
Deferred income taxes and other assets	2,699	2,326
TOTAL ASSETS	$33,258	$31,342
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1	$3
Notes payable	137	248
Accounts payable	1,983	2,248
Current portion of operating lease liabilities	459	445
Accrued liabilities	5,742	5,184
Income taxes payable	297	156
Total current liabilities	8,619	8,284
Long-term debt	9,408	9,406
Operating lease liabilities	2,961	2,913
Deferred income taxes and other liabilities	3,046	2,684
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 315 and 315 shares outstanding	—	—
Class B — 1,250 and 1,243 shares outstanding	3	3
Capital in excess of stated value	8,695	8,299
Accumulated other comprehensive income (loss)	(401)	(56)
Retained earnings (deficit)	927	(191)
Total shareholders' equity	9,224	8,055
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$33,258	$31,342
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019
Cash provided (used) by operations:
Net income	$1,518	$1,367
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	176	169
Deferred income taxes	(220)	(42)
Stock-based compensation	136	80
Amortization, impairment and other	41	6
Net foreign currency adjustments	(45)	49
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(990)	(456)
(Increase) decrease in inventories	689	(270)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(338)	38
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(85)	(547)
Cash provided (used) by operations	882	394
Cash provided (used) by investing activities:
Purchases of short-term investments	(1,401)	(504)
Maturities of short-term investments	302	16
Sales of short-term investments	384	533
Additions to property, plant and equipment	(176)	(284)
Other investing activities	2	(109)
Cash provided (used) by investing activities	(889)	(348)
Cash provided (used) by financing activities:
Increase (decrease) in notes payable	(30)	241
Repayment of borrowings	(83)	(2)
Proceeds from exercise of stock options and other stock issuances	302	111
Repurchase of common stock	—	(999)
Dividends — common and preferred	(384)	(345)
Other financing activities	(53)	(16)
Cash provided (used) by financing activities	(248)	(1,010)
Effect of exchange rate changes on cash and equivalents	55	(56)
Net increase (decrease) in cash and equivalents	(200)	(1,020)
Cash and equivalents, beginning of period	8,348	4,466
CASH AND EQUIVALENTS, END OF PERIOD	$8,148	$3,446
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$114	$90
Dividends declared and not paid	383	344
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2020	315	$—	1,243	$3	$8,299	$(56)	$(191)	$8,055
Stock options exercised			7		291			291
Dividends on common stock ($0.245 per share) and preferred stock ($0.10 per share)							(383)	(383)
Issuance of shares to employees, net of shares withheld for employee taxes					(31)		(17)	(48)
Stock-based compensation					136			136
Net income							1,518	1,518
Other comprehensive income (loss)						(345)		(345)
Balance at August 31, 2020	315	$—	1,250	$3	$8,695	$(401)	$927	$9,224

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2019	315	$—	1,253	$3	$7,163	$231	$1,643	$9,040
Stock options exercised			4		116			116
Repurchase of Class B Common Stock			(12)		(55)		(940)	(995)
Dividends on common stock ($0.22 per share) and preferred stock ($0.10 per share)							(344)	(344)
Issuance of shares to employees, net of shares withheld for employee taxes					(8)		(4)	(12)
Stock-based compensation					80			80
Net income							1,367	1,367
Other comprehensive income (loss)						(51)		(51)
Adoption of ASC Topic 842							(1)	(1)
Balance at August 31, 2019	315	$—	1,245	$3	$7,296	$180	$1,721	$9,200
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company” or “NIKE”) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2020 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the three months ended August 31, 2020 are not necessarily indicative of results to be expected for the entire fiscal year.
As previously disclosed in the Annual Report on Form 10-K for the fiscal year ended May 31, 2020, the extent to which the evolving COVID-19 pandemic impacts the Company's financial statements will depend on a number of factors, including the magnitude and duration of the pandemic. There remains risk that COVID-19 could have material adverse impacts on future revenue growth as well as overall profitability and may lead to higher than normal inventory levels in various markets, revised payment terms with certain wholesale customers, higher sales-related reserves and a volatile effective tax rate driven by changes in the mix of earnings across the Company's jurisdictions.

NOTE 2 — INVENTORIES
Inventory balances of $6,705 million and $7,367 million at August 31, 2020 and May 31, 2020, respectively, were substantially all finished goods.

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	AUGUST 31,	MAY 31,
(Dollars in millions)	2020	2020
Sales-related reserves	$1,127	$1,178
Compensation and benefits, excluding taxes	950	1,248
Fair value of derivatives	512	190
Allowance for expected loss on sale(1)	438	405
Other	2,715	2,163
TOTAL ACCRUED LIABILITIES	$5,742	$5,184
(1)Refer to Note 13 — Acquisitions and Divestitures for additional information.

NOTE 4 — FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives, equity securities and available-for-sale debt securities. For additional information about the Company's fair value policies refer to Note 1 — Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the fiscal year ended May 31, 2020.
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of August 31, 2020 and May 31, 2020, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	AUGUST 31, 2020
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$542	$542	$—
Level 1:
U.S. Treasury securities	1,695	400	1,295
Level 2:
Commercial paper and bonds	33	—	33
Money market funds	6,340	6,340	—
Time deposits	867	866	1
U.S. Agency securities	3	—	3
Total Level 2	7,243	7,206	37
TOTAL	$9,480	$8,148	$1,332

	MAY 31, 2020
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$596	$596	$—
Level 1:
U.S. Treasury securities	1,204	800	404
Level 2:
Commercial paper and bonds	32	—	32
Money market funds	5,973	5,973	—
Time deposits	981	979	2
U.S. Agency securities	1	—	1
Total Level 2	6,987	6,952	35
TOTAL	$8,787	$8,348	$439
As of August 31, 2020, the Company held $1,291 million of available-for-sale debt securities with maturity dates within one year and $41 million with maturity dates over one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $7 million and $21 million for the three months ended August 31, 2020 and 2019, respectively.
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis as of August 31, 2020 and May 31, 2020, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	AUGUST 31, 2020
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$48	$43	$5	$655	$511	$144
Embedded derivatives	—	—	—	1	1	—
TOTAL	$48	$43	$5	$656	$512	$144
(1)If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $44 million as of August 31, 2020. As of that date, the Company had posted $151 million of cash collateral to various counterparties related to foreign exchange derivative instruments. No amount of collateral was received on the Company's derivative asset balance as of August 31, 2020.

	MAY 31, 2020
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$94	$91	$3	$205	$188	$17
Embedded derivatives	1	1	—	2	2	—
TOTAL	$95	$92	$3	$207	$190	$17
(1)If the foreign exchange derivative instruments had been netted on the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $76 million as of May 31, 2020. As of that date, no amount of cash collateral had been received or posted on the derivative asset and liability balances related to these foreign exchange derivative instruments.
For additional information related to the Company's derivative financial instruments and credit risk, refer to Note 9 — Risk Management and Derivatives.
The carrying amounts of other current financial assets and other current financial liabilities approximate fair value.
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $10,731 million at August 31, 2020 and $10,645 million at May 31, 2020.
For fair value information regarding Notes payable, refer to Note 5 — Short-Term Borrowings and Credit Lines.

NOTE 5 — SHORT-TERM BORROWINGS AND CREDIT LINES
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.
As of August 31, 2020 and May 31, 2020, the Company had $112 million and $248 million of borrowings outstanding at a weighted average interest rate of 1.72% and 1.65%, respectively, under its $4 billion commercial paper program. Commercial paper repayments with original maturities greater than three months are included in Repayments from borrowings on the Unaudited Condensed Consolidated Statements of Cash Flows.
As of August 31, 2020, there have been no significant changes to the credit lines reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

NOTE 6 — INCOME TAXES
The effective tax rate was 11.5% and 12.4% for the three months ended August 31, 2020 and 2019, respectively. The decrease in the Company's effective tax rate was attributable to discrete items including a more favorable impact from stock-based compensation, offset by a reserve related to Altera Corp. v. Commissioner where the taxpayer was denied a hearing before the U.S. Supreme Court on June 22, 2020, thereby ratifying the Ninth Circuit Court's decision and requiring the inclusion of stock-based compensation in intercompany cost-sharing arrangements.
As of August 31, 2020, total gross unrecognized tax benefits, excluding related interest and penalties, were $860 million, $584 million of which would affect the Company's effective tax rate if recognized in future periods. During the three months ended August 31, 2020, the Company recognized $77 million of gross unrecognized tax benefits related to Altera Corp. v. Commissioner discussed above, of which $71 million impacted the effective tax rate. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2020, total gross unrecognized tax benefits, excluding related interest and penalties, were $771 million. The liability for payment of interest and penalties increased by $21 million during the three months ended August 31, 2020. As of August 31, 2020 and May 31, 2020, accrued interest and penalties related to uncertain tax positions were $179 million and $158 million, respectively (excluding federal benefit).
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

NOTE 7 — STOCK-BASED COMPENSATION
STOCK-BASED COMPENSATION
The NIKE, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) provides for the issuance of up to 798 million previously unissued shares of Class B Common Stock in connection with equity awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards. In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under employee stock purchase plans (ESPPs). Refer to Note 11 — Common Stock and Stock-Based Compensation of the Annual Report on Form 10-K for the fiscal year ended May 31, 2020 for further information.
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019
Stock options(1)	$70	$42
ESPPs	18	13
Restricted stock	48	25
TOTAL STOCK-BASED COMPENSATION EXPENSE	$136	$80
(1)Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is primarily recorded for employees meeting certain retirement eligibility requirements.
The income tax benefit related to stock-based compensation expense was $81 million and $37 million for the three months ended August 31, 2020 and 2019, respectively.
STOCK OPTIONS
The weighted average fair value per share of the options granted during the three months ended August 31, 2020 and 2019, computed as of the grant date using the Black-Scholes pricing model, was $22.55 and $18.33, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	THREE MONTHS ENDED AUGUST 31,
	2020	2019
Dividend yield	1.0%	1.1%
Expected volatility	27.2%	22.9%
Weighted average expected life (in years)	6.0	6.0
Risk-free interest rate	0.3%	1.7%
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
As of August 31, 2020, the Company had $378 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.4 years.

RESTRICTED STOCK AND RESTRICTED STOCK UNITS
The weighted average fair value per share of restricted stock and restricted stock units granted for the three months ended August 31, 2020 and 2019, computed as of the grant date, was $98.47 and $84.19, respectively. As of August 31, 2020, the Company had $394 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.7 years.

NOTE 8 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under ESPPs, and restricted stock to purchase an additional 2.1 million and 19.1 million shares of common stock outstanding for the three months ended August 31, 2020 and 2019, respectively, because the options were anti-dilutive.

	THREE MONTHS ENDED AUGUST 31,
(In millions, except per share data)	2020	2019
Net income available to common stockholders	$1,518	$1,367
Determination of shares:
Weighted average common shares outstanding	1,561.8	1,562.4
Assumed conversion of dilutive stock options and awards	31.5	35.1
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,593.3	1,597.5
Earnings per common share:
Basic	$0.97	$0.87
Diluted	$0.95	$0.86

NOTE 9 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the three months ended August 31, 2020, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K. For additional information about the Company's derivatives and hedging policies refer to Note 1 — Summary of Significant Accounting Policies and Note 14 — Risk Management and Derivatives of the Annual Report on Form 10-K for the fiscal year ended May 31, 2020.
The majority of derivatives outstanding as of August 31, 2020 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Japanese Yen/U.S. Dollar, Chinese Yuan/U.S. Dollar, and British Pound/Euro, currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.

The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of August 31, 2020 and May 31, 2020:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	AUGUST 31,	MAY 31,
(Dollars in millions)		2020	2020
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$13	$43
Foreign exchange forwards and options	Deferred income taxes and other assets	3	1
Total derivatives formally designated as hedging instruments		16	44
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	30	48
Embedded derivatives	Prepaid expenses and other current assets	—	1
Foreign exchange forwards and options	Deferred income taxes and other assets	2	2
Total derivatives not designated as hedging instruments		32	51
TOTAL DERIVATIVE ASSETS		$48	$95

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	AUGUST 31,	MAY 31,
(Dollars in millions)		2020	2020
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$488	$173
Foreign exchange forwards and options	Deferred income taxes and other liabilities	144	17
Total derivatives formally designated as hedging instruments		632	190
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	23	15
Embedded derivatives	Accrued liabilities	1	2
Total derivatives not designated as hedging instruments		24	17
TOTAL DERIVATIVE LIABILITIES		$656	$207
The following table presents the amounts in the Unaudited Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the three months ended August 31, 2020 and 2019:

	THREE MONTHS ENDED AUGUST 31,
	2020		2019
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$10,594	$14	$10,660	$8
Cost of sales	5,853	114	5,789	75
Demand creation expense	677	1	1,018	—
Other (income) expense, net	(14)	8	(33)	46
Interest expense (income), net	65	(2)	15	(2)

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three months ended August 31, 2020 and 2019:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED AUGUST 31,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED AUGUST 31,
	2020	2019		2020	2019
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$—	$21	Revenues	$14	$8
Foreign exchange forwards and options	(371)	109	Cost of sales	114	75
Foreign exchange forwards and options	1	33	Demand creation expense	1	—
Foreign exchange forwards and options	(160)	—	Other (income) expense, net	8	46
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(2)
Total designated cash flow hedges	$(530)	$163		$135	$127
(1)For the three months ended August 31, 2020 and 2019, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES		LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(38)	$—	Other (income) expense, net
Embedded derivatives	(4)	(1)	Other (income) expense, net
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
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $13.9 billion as of August 31, 2020. Approximately $97 million of deferred net losses (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of August 31, 2020, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of August 31, 2020, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 27 months.

UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or the embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $4.2 billion as of August 31, 2020.
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
As of August 31, 2020, the total notional amount of embedded derivatives outstanding was approximately $351 million.
CREDIT RISK
The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of August 31, 2020, the Company was in compliance with all credit risk-related contingent features, and derivative instruments with such features were in a net liability position of approximately $611 million. Accordingly, the Company was required to post $151 million of cash collateral as a result of these contingent features. Further, no amount of collateral was received on the Company's derivative asset balance as of August 31, 2020. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 4 — Fair Value Measurements.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2020	$(494)	$390	$115	$(67)	$(56)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	318	(526)	—	(13)	(221)
Reclassifications to net income of previously deferred (gains) losses(3)	—	(132)	—	8	(124)
Total other comprehensive income (loss)	318	(658)	—	(5)	(345)
Balance at August 31, 2020	$(176)	$(268)	$115	$(72)	$(401)
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $4 million, $0 million, $1 million and $5 million, respectively.
(3)Net of tax (benefit) expense of $0 million, $3 million, $0 million, $0 million and $3 million, respectively.

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
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $0 million, $0 million, $0 million and $0 million, respectively.
(3)Net of tax (benefit) expense of $0 million, $0 million, $0 million, $0 million and $0 million, respectively.

The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Unaudited Condensed Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$14	$8	Revenues
Foreign exchange forwards and options	114	75	Cost of sales
Foreign exchange forwards and options	1	—	Demand creation expense
Foreign exchange forwards and options	8	46	Other (income) expense, net
Interest rate swaps	(2)	(2)	Interest expense (income), net
Total before tax	135	127
Tax (expense)	(3)	—
Gain (loss) net of tax	132	127
Gains (losses) on other	(8)	1	Other (income) expense, net
Total before tax	(8)	1
Tax (expense)	—	—
Gain (loss) net of tax	(8)	1
Total net gain (loss) reclassified for the period	$124	$128

NOTE 11 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's revenues disaggregated by reportable operating segment, major product line and by distribution channel:

	THREE MONTHS ENDED AUGUST 31, 2020
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,957	$1,802	$1,251	$758	$—	$6,768	$513	$—	$7,281
Apparel	1,125	971	478	301	—	2,875	22	—	2,897
Equipment	143	137	51	40	—	371	9	—	380
Other	—	—	—	—	4	4	19	13	36
TOTAL REVENUES	$4,225	$2,910	$1,780	$1,099	$4	$10,018	$563	$13	$10,594
Revenues by:
Sales to Wholesale Customers	$2,719	$1,973	$964	$708	$—	$6,364	$373	$—	$6,737
Sales through Direct to Consumer	1,506	937	816	391	—	3,650	171	—	3,821
Other	—	—	—	—	4	4	19	13	36
TOTAL REVENUES	$4,225	$2,910	$1,780	$1,099	$4	$10,018	$563	$13	$10,594

	THREE MONTHS ENDED AUGUST 31, 2019
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,669	$1,758	$1,164	$930	$—	$6,521	$496	$—	$7,017
Apparel	1,431	869	465	356	—	3,121	26	—	3,147
Equipment	193	146	50	59	—	448	9	—	457
Other	—	—	—	—	6	6	24	9	39
TOTAL REVENUES	$4,293	$2,773	$1,679	$1,345	$6	$10,096	$555	$9	$10,660
Revenues by:
Sales to Wholesale Customers	$2,864	$2,042	$986	$950	$—	$6,842	$367	$—	$7,209
Sales through Direct to Consumer	1,429	731	693	395	—	3,248	164	—	3,412
Other	—	—	—	—	6	6	24	9	39
TOTAL REVENUES	$4,293	$2,773	$1,679	$1,345	$6	$10,096	$555	$9	$10,660

For the three months ended August 31, 2020 and 2019, Other revenues for Global Brand Divisions and Converse were primarily attributable to licensing businesses. For the three months ended August 31, 2020 and 2019, Other revenues for Corporate primarily consisted of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through the Company's central foreign exchange risk management program.
As of August 31, 2020 and May 31, 2020, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

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
Global Brand Divisions is included within the NIKE Brand for presentation purposes to align with the way management views the Company. Global Brand Divisions primarily represent NIKE Brand licensing businesses that are not part of a geographic operating segment, demand creation and operating overhead expense that include product creation and design expenses centrally managed for the NIKE Brand, as well as costs associated with NIKE Direct global digital operations and enterprise technology.
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

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019
REVENUES
North America	$4,225	$4,293
Europe, Middle East & Africa	2,910	2,773
Greater China	1,780	1,679
Asia Pacific & Latin America	1,099	1,345
Global Brand Divisions	4	6
Total NIKE Brand	10,018	10,096
Converse	563	555
Corporate	13	9
TOTAL NIKE, INC. REVENUES	$10,594	$10,660
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,302	$1,100
Europe, Middle East & Africa	692	609
Greater China	688	669
Asia Pacific & Latin America	280	341
Global Brand Divisions	(853)	(857)
Converse	168	138
Corporate	(497)	(424)
Interest expense (income), net	65	15
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,715	$1,561

	AUGUST 31,	MAY 31,
(Dollars in millions)	2020	2020
ACCOUNTS RECEIVABLE, NET
North America	$1,256	$1,020
Europe, Middle East & Africa	1,439	712
Greater China	271	321
Asia Pacific & Latin America(1)	504	425
Global Brand Divisions	81	65
Total NIKE Brand	3,551	2,543
Converse	213	149
Corporate	49	57
TOTAL ACCOUNTS RECEIVABLE, NET	$3,813	$2,749
INVENTORIES
North America	$2,541	$3,077
Europe, Middle East & Africa	1,891	2,070
Greater China	1,113	882
Asia Pacific & Latin America(1)	753	770
Global Brand Divisions	137	137
Total NIKE Brand	6,435	6,936
Converse	293	341
Corporate	(23)	90
TOTAL INVENTORIES	$6,705	$7,367

	AUGUST 31,	MAY 31,
(Dollars in millions)	2020	2020
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$637	$645
Europe, Middle East & Africa	938	885
Greater China	224	214
Asia Pacific & Latin America(1)	305	296
Global Brand Divisions	867	830
Total NIKE Brand	2,971	2,870
Converse	76	80
Corporate	1,922	1,916
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,969	$4,866
(1)Excludes assets held-for-sale as of August 31, 2020 and May 31, 2020. See Note 13 — Acquisitions and Divestitures for additional information.

NOTE 13 — ACQUISITIONS AND DIVESTITURES
During the third quarter of fiscal 2020, as a result of the Company's decision to transition its wholesale and direct to consumer operating model in certain countries within its APLA operating segment, the Company signed definitive agreements to sell its NIKE Brand businesses in Brazil, Argentina, Chile and Uruguay to third-party distributors. Specifically, NIKE entered into agreements to sell its operations in Argentina, Chile and Uruguay to Grupo Axo and to sell substantially all of its operations in Brazil to Grupo SBF S.A., through its wholly owned subsidiary. The Company will retain a small operation in Brazil focused on certain sports marketing assets, local manufacturing and Converse. These transactions are expected to close prior to January 1, 2021, with Grupo SBF S.A.'s transaction subject to Brazil Antitrust Authority approvals.
As a result of this decision, beginning in the third quarter of fiscal 2020, the related assets and liabilities of these entities were classified as held-for-sale and remain as such on the Unaudited Condensed Consolidated Balance Sheets as of August 31, 2020, which consisted of the following:
•Held-for-sale assets of $545 million, classified within Prepaid expenses and other current assets, primarily consisting of $272 million of Inventories, $174 million of Accounts receivable, net and $54 million of Prepaid expenses and other current assets; and
•Held-for-sale liabilities of $88 million, classified within Accrued liabilities, primarily consisting of $52 million of Accrued liabilities, as well as $26 million of Accounts payable.
As of May 31, 2020, the related assets and liabilities of these entities classified as held-for-sale on the Consolidated Balance Sheets consisted of the following:
•Held-for-sale assets of $506 million, classified within Prepaid expenses and other current assets, primarily consisting of $264 million of Inventories and $138 million of Accounts receivable, net; and
•Held-for-sale liabilities of $146 million, classified within Accrued liabilities, primarily consisting of $85 million of Accrued liabilities, as well as $49 million of Accounts payable.
The Company has recognized total expected losses related to the transaction of $438 million within Other (income) expense, net, classified within Corporate, and a corresponding allowance within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets; $405 million of which was recognized in fiscal 2020, primarily upon meeting the held-for-sale criteria. The expected loss is largely due to the anticipated release of the cumulative foreign currency translation losses recognized by the Argentina, Chile and Uruguay legal entities.

NOTE 14 —RESTRUCTURING
During the first quarter of fiscal 2021, the Company announced a new digitally empowered phase of its Consumer Direct Offense strategy: Consumer Direct Acceleration. As a result, management announced a series of leadership and operating model changes to streamline and speed up strategic execution for the Company. These changes will result in a net reduction of the Company's global workforce and the Company expects to incur pre-tax charges of approximately $315 million, the majority of which relate to employee termination costs and, to a lesser extent, stock-based compensation expense. These amounts reflect the continued evaluation and variability of our original estimate of employee termination costs and required changes in assumptions used to calculate stock-based compensation expense. The amount of costs recognized during the first quarter of fiscal 2021 were not material as the majority will be recognized during the second quarter and are subject to change until all details are finalized. The related cash expenditures will take place throughout fiscal 2021.

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
Since fiscal 2018, through the Consumer Direct Offense and our Triple Double strategy, we have focused on doubling the impact of innovation, increasing our speed and agility to market and growing our direct connections with consumers. In June 2020, we announced a new digitally empowered phase of the Consumer Direct Offense strategy: Consumer Direct Acceleration. This strategic acceleration will focus on three specific areas. First, creating the marketplace of the future through more premium, consistent and seamless consumer experiences that more closely align with what consumers want and need. This strategy will lead with NIKE Digital and our own stores, as well as through select strategic partners who share our marketplace vision. Second, we will align our product creation and category organizations around a new consumer construct focused on Men’s, Women's and Kids'. This approach allows us to create product that better meets individual consumer needs, including more specialization of our category approach, while re-aligning and simplifying our offense to accelerate our largest growth opportunities. In particular, we’ll be reinvesting in our Women's and Kids' businesses and will also simplify our operating model across the remainder of the Company to optimize effectiveness. Third, we will unify investments in data and analytics, demand sensing, insight gathering, inventory management and other areas against an end-to-end technology foundation to accelerate our digital transformation. We believe this unified approach will accelerate growth and unlock more efficiency for our business, while driving speed and responsiveness as we serve consumers globally.
As a result of our strategic acceleration, management announced on July 22, 2020, a series of leadership and operating model changes to streamline and speed up our execution. These changes will result in a net reduction of our global workforce and we expect to incur pre-tax charges of approximately $315 million, the majority of which relate to employee termination costs and, to a lesser extent, stock-based compensation expense. These amounts reflect the continued evaluation and variability of our original estimate of employee termination costs and required changes in assumptions used to calculate stock-based compensation expense. The amount of costs recognized during the first quarter of fiscal 2021 were not material as the majority will be recognized during the second quarter and are subject to change until all details are finalized. The related cash expenditures will take place throughout fiscal 2021. We expect future annual wage-related savings, as a result of these actions, will be reinvested to execute against this next phase of our strategy.
COVID-19 UPDATE
The COVID-19 pandemic continues to impact our business results and operations globally causing us to transform the way we operate in order to better serve our consumers. Since the onset of the pandemic, we have focused on recalibrating supply and demand, increasing digital distribution capacity, securing liquidity and prudently managing spend, all while ensuring the health and safety of our employees and consumers. As a result, Revenues declined only 1% versus prior year and were flat on a currency-neutral basis, despite physical retail traffic being below prior year levels. Inventory levels declined 9% compared to May 31, 2020, and we ended the first quarter of fiscal 2021 with $9.5 billion of Cash and equivalents and Short-term investments.
Our NIKE Direct business remains a priority as we navigate through the pandemic, as it enhances our ability to connect directly with the consumer. During the first quarter of fiscal 2021, NIKE Direct sales were $3.7 billion, growing 13% on a currency-neutral basis, with growth across all geographies. NIKE Brand digital remained our fastest growing channel, growing 83%, with North America, APLA and Greater China growing double-digits and EMEA growing triple-digits. Nearly all of our NIKE-owned retail stores were open during the first quarter of fiscal 2021 across North America, EMEA and Greater China, with approximately 90% of stores open in APLA. However, despite a majority of stores being open during the quarter, we experienced a decline in comparable store sales in North America, APLA and EMEA, primarily due to reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19.
We continue to monitor the ongoing and evolving situation, as well as guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, fiscal 2021 will continue to be a time of uncertainty across each of our geographies and we expect each market recovery will be dynamic. While our results for the first quarter of fiscal 2021 are positive, there remains the risk that COVID-19 could have material adverse impacts on our future revenue growth as well as our overall profitability and may lead to higher than normal inventory levels in various markets, revised payment terms with certain of our wholesale customers, higher sales-related reserves and a volatile effective tax rate driven by changes in the mix of earnings across the Company's jurisdictions.
FIRST QUARTER OVERVIEW
For the first quarter of fiscal 2021, NIKE, Inc. Revenues decreased 1% to $10.6 billion compared to the first quarter of fiscal 2020 and were flat on a currency-neutral basis. Net income was $1,518 million and diluted earnings per common share was $0.95 for the first quarter of fiscal 2021, compared to Net income of $1,367 million and diluted earnings per common share of $0.86 for the first quarter of fiscal 2020.
Income before income taxes increased 10% compared to the first quarter of fiscal 2020, primarily due to lower selling and administrative expense partially offset by a decline in gross margin and lower revenues. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, declined 1% compared to the first quarter of fiscal 2020. On a currency-neutral basis, NIKE Brand revenues were flat as higher revenues in EMEA and Greater China were offset by declines in APLA and North America. NIKE Brand revenue growth in footwear was offset by a decline in apparel, while growth in Sportswear and the Jordan Brand was offset by declines in all other key categories. Revenues for Converse increased 1% and 2% on a reported and currency-neutral basis, respectively, reflecting double-digit growth in Asia and Europe, as well as higher digital sales globally.
Our effective tax rate was 11.5% for the first quarter of fiscal 2021 compared to 12.4% for the first quarter of fiscal 2020, due to discrete items including a more favorable impact from stock-based compensation, offset by a reserve related to Altera Corp. v. Commissioner where the taxpayer was denied a hearing before the U.S. Supreme Court on June 22, 2020, thereby ratifying the Ninth Circuit Court's decision and requiring the inclusion of stock-based compensation in intercompany cost-sharing arrangements.
Diluted earnings per common share reflects a relatively unchanged weighted average diluted common shares outstanding, due to the temporary suspension of our share repurchase program.
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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions, except per share data)	2020	2019	% CHANGE
Revenues	$10,594	$10,660	-1%
Cost of sales	5,853	5,789	1%
Gross profit	4,741	4,871	-3%
Gross margin	44.8%	45.7%
Demand creation expense	677	1,018	-33%
Operating overhead expense	2,298	2,310	-1%
Total selling and administrative expense	2,975	3,328	-11%
% of revenues	28.1%	31.2%
Interest expense (income), net	65	15	—
Other (income) expense, net	(14)	(33)	—
Income before income taxes	1,715	1,561	10%
Income tax expense	197	194	2%
Effective tax rate	11.5%	12.4%
NET INCOME	$1,518	$1,367	11%
Diluted earnings per common share	$0.95	$0.86	10%

CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$6,768	$6,521	4%	5%
Apparel	2,875	3,121	-8%	-7%
Equipment	371	448	-17%	-16%
Global Brand Divisions(2)	4	6	-33%	-31%
Total NIKE Brand Revenues	10,018	10,096	-1%	0%
Converse	563	555	1%	2%
Corporate(3)	13	9	—	—
TOTAL NIKE, INC. REVENUES	$10,594	$10,660	-1%	0%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,364	$6,842	-7%	-6%
Sales through NIKE Direct	3,650	3,248	12%	13%
Global Brand Divisions(2)	4	6	-33%	-31%
TOTAL NIKE BRAND REVENUES	$10,018	$10,096	-1%	0%
(1)The percent change excluding currency changes represents a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" for further information.
(2)Global Brand Divisions revenues are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
(3)Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.
FIRST QUARTER OF FISCAL 2021 COMPARED TO FIRST QUARTER OF FISCAL 2020
On a currency-neutral basis, NIKE, Inc. Revenues were flat for the first quarter of fiscal 2021, as revenues within the NIKE Brand were relatively unchanged and Converse revenues increased slightly. Higher revenues in Greater China and EMEA each contributed approximately 1 percentage point of growth to NIKE, Inc. Revenues, while lower revenues in APLA and North America each reduced NIKE, Inc. Revenues by approximately 1 percentage point.
On a currency-neutral basis, NIKE Brand footwear revenues increased 5%, driven by growth in several key categories, primarily Sportswear and the Jordan Brand. Unit sales of footwear were flat, while higher average selling price (ASP) per pair contributed approximately 5 percentage points of footwear revenue growth, primarily due to higher full-price ASP, on a wholesale equivalent basis, as well as the favorable impact of growth in our NIKE Direct business.
Currency-neutral NIKE Brand apparel revenues contracted 7%, reflecting lower revenues in several key categories, most notably Training, partially offset by growth in Football (Soccer). Unit sales of apparel decreased 6% and lower ASP per unit reduced apparel revenues by approximately 1 percentage point. Lower ASP per unit was primarily due to lower full-price ASP and unfavorable full-price mix, partially offset by the favorable impact of growth in our NIKE Direct business.
On a reported basis, NIKE Direct revenues represented approximately 36% of our total NIKE Brand revenues for the first quarter of fiscal 2021 compared to 32% for the first quarter of fiscal 2020. Digital commerce sales were $1.9 billion for the first quarter of fiscal 2021 compared to $1.1 billion for the first quarter of fiscal 2020. On a currency-neutral basis, NIKE Direct revenues increased 13%, driven by digital commerce sales growth of 83%, which more than offset comparable store sales contraction of 20% primarily due to reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19. Comparable store sales, which exclude digital commerce sales, comprises revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Comparable store sales includes revenues from stores that were temporarily closed during the period as a result of COVID-19. Comparable store sales represents a performance measure that we believe is useful information for management and investors in understanding the performance of our established NIKE-owned in-line and factory stores. Management considers this metric when making financial and operating decisions. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of this metric may not be comparable to similarly titled measures used by other companies.
GROSS MARGIN

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019	% CHANGE
Gross Profit	$4,741	$4,871	-3%
Gross Margin	44.8%	45.7%	(90) bps
For the first quarter of fiscal 2021, our consolidated gross margin was 90 basis points lower than the respective prior year period and reflected unfavorable impacts from COVID-19. The change in gross margin primarily reflected the following factors:
•Lower margin in our NIKE Direct business, reflecting higher promotions to reduce excess inventory (decreasing gross margin 150 basis points);
•Higher NIKE Brand product costs, on a wholesale equivalent basis, in part due to incremental tariffs in North America (decreasing gross margin approximately 120 basis points);
•Unfavorable changes in net foreign currency exchange rates, including hedges, (decreasing gross margin approximately 30 basis points);
•Higher NIKE Brand full-price ASP, net of discounts, (increasing gross margin approximately 200 basis points); and
•Lower other costs, in part reflecting the favorable impact from the release of factory cancellation cost accruals due to higher than anticipated consumer demand, partially offset by higher supply chain costs (increasing gross margin approximately 20 basis points).
TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019	% CHANGE
Demand creation expense(1)	$677	$1,018	-33%
Operating overhead expense	2,298	2,310	-1%
Total selling and administrative expense	$2,975	$3,328	-11%
% of revenues	28.1%	31.2%	(310) bps
(1)Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary product, television, digital and print advertising and media costs, brand events and retail brand presentation.
FIRST QUARTER OF FISCAL 2021 COMPARED TO FIRST QUARTER OF FISCAL 2020
Demand creation expense decreased 33% for the first quarter of fiscal 2021, primarily driven by lower advertising and marketing costs, as well as lower sports marketing expenses, due to live sporting events being predominately postponed or cancelled, and a decline in retail brand presentation costs. This activity was partially offset by an increase in digital marketing to support heightened digital demand. Changes in foreign currency exchange rates decreased Demand creation expense by approximately 1 percentage point.
Operating overhead expense decreased 1% driven by lower travel and related expenses, partially offset by continued investments in digital capabilities and restructuring costs associated with changes to our organization model announced in July 2020. Changes in foreign currency exchange rates decreased Operating overhead expense by approximately 1 percentage point.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019
Other (income) expense, net	$(14)	$(33)
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the first quarter of fiscal 2021, Other (income) expense, net decreased from $33 million of other income, net to $14 million in the current year, primarily due to an incremental charge related to our planned, strategic distributor partnership transition within APLA. For more information see Note 13 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had unfavorable impacts of approximately $38 million on our Income before income taxes for the first quarter of fiscal 2021.
INCOME TAXES

	THREE MONTHS ENDED AUGUST 31,
	2020	2019	% CHANGE
Effective tax rate	11.5%	12.4%	(90) bps
Our effective tax rate was 11.5% for the first quarter of fiscal 2021, compared to 12.4% for the first quarter of fiscal 2020. The decrease in our effective tax rate was attributable to discrete items including a more favorable impact from stock-based compensation, offset by a reserve related to Altera Corp. v. Commissioner where the taxpayer was denied a hearing before the U.S. Supreme Court on June 22, 2020, thereby ratifying the Ninth Circuit Court's decision and requiring the inclusion of stock-based compensation in intercompany cost-sharing arrangements. Refer to Note 6 — Income Taxes within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

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
The breakdown of revenues is as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$4,225	$4,293	-2%	-1%
Europe, Middle East & Africa	2,910	2,773	5%	5%
Greater China	1,780	1,679	6%	8%
Asia Pacific & Latin America	1,099	1,345	-18%	-12%
Global Brand Divisions(2)	4	6	-33%	-31%
TOTAL NIKE BRAND	10,018	10,096	-1%	0%
Converse	563	555	1%	2%
Corporate(3)	13	9	—	—
TOTAL NIKE, INC. REVENUES	$10,594	$10,660	-1%	0%
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

The breakdown of earnings before interest and taxes is as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019	% CHANGE
North America	$1,302	$1,100	18%
Europe, Middle East & Africa	692	609	14%
Greater China	688	669	3%
Asia Pacific & Latin America	280	341	-18%
Global Brand Divisions	(853)	(857)	0%
TOTAL NIKE BRAND(1)	2,109	1,862	13%
Converse	168	138	22%
Corporate	(497)	(424)	-17%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	1,780	1,576	13%
Interest expense (income), net	65	15	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,715	$1,561	10%
(1)    Total NIKE Brand EBIT and Total NIKE, Inc. EBIT represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for further information.
NORTH AMERICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$2,957	$2,669	11%	11%
Apparel	1,125	1,431	-21%	-21%
Equipment	143	193	-26%	-26%
TOTAL REVENUES	$4,225	$4,293	-2%	-1%
Revenues by:
Sales to Wholesale Customers	$2,719	$2,864	-5%	-5%
Sales through NIKE Direct	1,506	1,429	5%	5%
TOTAL REVENUES	$4,225	$4,293	-2%	-1%
EARNINGS BEFORE INTEREST AND TAXES	$1,302	$1,100	18%
We believe there continues to be a meaningful shift in the way consumers shop for product and make purchasing decisions across each of our geographies. Consumers are demanding a constant flow of fresh and innovative product, and have an expectation for superior service and rapid delivery, all fueled by the shift toward digital and mono-brand experiences in NIKE Direct. We anticipate continued evolution within the retail landscape, driven by shifting consumer traffic patterns across digital and physical channels. Specifically, the evolution of the North America marketplace is resulting in third-party retail store closures, which is expected to be further accelerated as a result of the effects of COVID-19; however, we remain focused on building long-term momentum with our differentiated strategic wholesale customers, fueled by our deliberate shifts in product allocations and investments in enhanced consumer experiences leveraging digital.
FIRST QUARTER OF FISCAL 2021 COMPARED TO FIRST QUARTER OF FISCAL 2020
On a currency-neutral basis, North America revenues for the first quarter of fiscal 2021 decreased 1%, as lower revenues in most key categories, led by Training, were partially offset by growth in Sportswear and the Jordan Brand. NIKE Direct revenues increased 5% as strong digital commerce sales growth of 99% more than offset a 35% decline in comparable store sales primarily due to reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19.
Footwear revenues increased 11% on a currency-neutral basis, driven by growth in Sportswear and the Jordan Brand. Unit sales of footwear increased 6% and higher ASP per pair contributed approximately 5 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher NIKE Direct and full-price ASPs.

On a currency-neutral basis, apparel revenues decreased 21%, reflecting lower revenues in nearly all key categories, primarily Training and Sportswear. Unit sales of apparel contracted 19%, while lower ASP per unit reduced apparel revenues by approximately 2 percentage points. The decrease in ASP per unit was primarily driven by lower full-price ASP, partially offset by the favorable impact of growth in our NIKE Direct business, as well as higher NIKE Direct ASP.
Reported EBIT increased 18% as lower selling and administrative expense and gross margin expansion more than offset lower revenues. Gross margin increased approximately 150 basis points primarily due to higher full-price ASP and lower other costs, partially offset by higher product costs, in part due to incremental tariffs, and lower margin in our NIKE Direct business driven by higher promotions to reduce excess inventory. The decrease in other costs was primarily a result of the favorable impact from the release of factory cancellation cost accruals due to an increase in consumer demand. Selling and administrative expense decreased due to lower demand creation and operating overhead expense. The decrease in demand creation expense reflected lower advertising and marketing costs, a decline in retail brand presentation costs, as well as lower sports marketing expense, partially offset by continued investments in digital marketing to support heightened digital demand. Operating overhead expense decreased primarily as a result of lower wage-related expense and administrative costs.
EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,802	$1,758	3%	2%
Apparel	971	869	12%	11%
Equipment	137	146	-6%	-6%
TOTAL REVENUES	$2,910	$2,773	5%	5%
Revenues by:
Sales to Wholesale Customers	$1,973	$2,042	-3%	-4%
Sales through NIKE Direct	937	731	28%	27%
TOTAL REVENUES	$2,910	$2,773	5%	5%
EARNINGS BEFORE INTEREST AND TAXES	$692	$609	14%
FIRST QUARTER OF FISCAL 2021 COMPARED TO FIRST QUARTER OF FISCAL 2020
On a currency-neutral basis, EMEA revenues for the first quarter of fiscal 2021 grew 5%, driven by higher revenues across most territories, led by UK & Ireland, which grew 30%, partially offset by lower revenues in Eastern Europe, which declined 23%. Revenues increased in all key categories, led by the Jordan Brand and Sportswear. NIKE Direct revenues increased 27% driven by strong digital commerce sales growth of 116%, partially offset by comparable store sales contraction of 11% primarily due to reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19.
Currency-neutral footwear revenues grew 2%, driven by higher revenues in most key categories, led by the Jordan Brand and Sportswear, partially offset by declines in Football (Soccer). Unit sales of footwear decreased 6% while higher ASP per pair contributed approximately 8 percentage points of footwear revenue growth. Higher ASP per pair primarily resulted from higher full-price and off-price ASPs, as well as the favorable impact of growth in our NIKE Direct business.
Currency-neutral apparel revenues increased 11% due to growth in all key categories, led by Football (Soccer) and Sportswear. Unit sales of apparel increased 9% and higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price ASP, in part reflecting lower discounts, and the favorable impact of growth in our NIKE Direct business.
Reported EBIT increased 14% as higher revenues and lower selling and administrative expense more than offset a decline in gross margin. Gross margin decreased approximately 360 basis points primarily due to lower margin in our NIKE Direct business driven by higher promotions to reduce excess inventory, unfavorable changes in standard foreign currency exchange rates and unfavorable full-price mix, partially offset by higher full-price ASP and off-price margin. Selling and administrative expense decreased due to lower demand creation and operating overhead expense. Lower demand creation expense was driven by lower sports marketing expense, as well as lower advertising and marketing costs. The decrease in operating overhead expense was primarily due to lower travel and related expenses.

GREATER CHINA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,251	$1,164	7%	10%
Apparel	478	465	3%	5%
Equipment	51	50	2%	3%
TOTAL REVENUES	$1,780	$1,679	6%	8%
Revenues by:
Sales to Wholesale Customers	$964	$986	-2%	0%
Sales through NIKE Direct	816	693	18%	21%
TOTAL REVENUES	$1,780	$1,679	6%	8%
EARNINGS BEFORE INTEREST AND TAXES	$688	$669	3%
FIRST QUARTER OF FISCAL 2021 COMPARED TO FIRST QUARTER OF FISCAL 2020
On a currency-neutral basis, Greater China revenues for the first quarter of fiscal 2021 increased 8% due to higher revenues in nearly all key categories, led by Sportswear and the Jordan Brand. NIKE Direct revenues increased 21% due to digital commerce sales growth of 28%, comparable store sales growth of 13% and the addition of new stores.
Currency-neutral footwear revenues increased 10% for the first quarter of fiscal 2021 driven by higher revenues in most key categories, primarily Sportswear, the Jordan Brand and NIKE Basketball. Unit sales of footwear increased 19% while lower ASP per pair reduced footwear revenues by approximately 9 percentage points, driven by lower NIKE Direct ASP and unfavorable full-price mix.
Currency-neutral apparel revenues grew 5% for the first quarter of fiscal 2021 due to higher revenues in most key categories, led by Sportswear. Unit sales of apparel increased 11% while lower ASP per unit reduced apparel revenues by approximately 6 percentage points as unfavorable full-price mix, as well as lower full-price and NIKE Direct ASPs, more than offset higher off-price ASP.
Reported EBIT increased 3% for the first quarter of fiscal 2021 as higher revenues and lower selling and administrative expense more than offset a decline in gross margin. Gross margin decreased 530 basis points reflecting lower margin in our NIKE Direct business driven by higher promotions to reduce excess inventory, unfavorable changes in standard foreign currency exchange rates, higher product costs and unfavorable full-price mix. Selling and administrative expense decreased due to lower demand creation expense, while operating overhead expense was relatively flat. Demand creation expense decreased primarily due to lower advertising and marketing expenses. Operating overhead expense was relatively unchanged as lower travel and related expenses were offset by increases in other administrative costs.

ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$758	$930	-18%	-12%
Apparel	301	356	-15%	-10%
Equipment	40	59	-32%	-28%
TOTAL REVENUES	$1,099	$1,345	-18%	-12%
Revenues by:
Sales to Wholesale Customers	$708	$950	-25%	-19%
Sales through NIKE Direct	391	395	-1%	4%
TOTAL REVENUES	$1,099	$1,345	-18%	-12%
EARNINGS BEFORE INTEREST AND TAXES	$280	$341	-18%
As discussed previously, we entered into definitive agreements to sell our NIKE Brand businesses in Brazil, Argentina, Chile and Uruguay and shift to a distributor operating model. The impacts of entering into these agreements are included within Corporate and are not reflected in the APLA operating segment results. These transactions are expected to close prior to January 1, 2021.
FIRST QUARTER OF FISCAL 2021 COMPARED TO FIRST QUARTER OF FISCAL 2020
On a currency-neutral basis, APLA revenues decreased 12% for the first quarter of fiscal 2021. The decline was due to lower revenues in several territories, led by our Latin America third-party distributor business and SOCO (which comprises Argentina, Chile and Uruguay), which decreased 79% and 34%, respectively. Revenues decreased in nearly all key categories, primarily Football (Soccer) and Running. NIKE Direct revenues increased 4%, driven by digital commerce sales growth of 91%, partially offset by comparable store sales contraction of 28% primarily due to temporary store closures and reduced physical retail traffic, in part due to safety-related measures in response to COVID-19.
Currency-neutral footwear revenues decreased 12% for the first quarter of fiscal 2021 due to lower revenues in nearly all key categories, primarily Sportswear, Football (Soccer) and Running, partially offset by the Jordan Brand. Unit sales of footwear decreased 24%, partially offset by higher ASP per pair contributing approximately 12 percentage points. Higher ASP per pair was driven by higher full-price ASP, in part reflecting inflationary conditions in our SOCO territory, as well as the favorable impact of growth in our NIKE Direct business.
Currency-neutral apparel revenues contracted 10% for the first quarter of fiscal 2021, as higher revenues in Sportswear were more than offset by lower revenues in all other key categories, most notably Football (Soccer) and Running. Unit sales of apparel decreased 14%, partially offset by higher ASP per unit contributing approximately 4 percentage points, driven by higher full-price ASP, in part reflecting inflationary conditions in our SOCO territory.
Reported EBIT decreased 18% for the first quarter of fiscal 2021 primarily due to lower revenues and a decline in gross margin, partially offset by lower selling and administrative expense. Gross margin decreased approximately 100 basis points as higher full-price ASP, in part reflecting inflationary conditions in our SOCO territory, was more than offset by higher product costs, an increase in other costs, lower margin in our NIKE Direct business, as well as unfavorable changes in standard foreign currency exchange rates. The increase in other costs was primarily due to higher warehousing and freight costs, as well as inventory obsolescence. Selling and administrative expense decreased due to lower demand creation and overhead expense. The decrease in demand creation expense was primarily due to lower advertising and marketing costs, as well as sports marketing expense. Lower operating overhead expense was primarily due to lower travel and related expenses.
GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$4	$6	-33%	-31%
Earnings (Loss) Before Interest and Taxes	$(853)	$(857)	0%
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
FIRST QUARTER OF FISCAL 2021 COMPARED TO FIRST QUARTER OF FISCAL 2020
Global Brand Divisions' loss before interest and taxes was relatively flat for the first quarter of fiscal 2021, with total selling and administrative expense decreasing slightly. Lower demand creation expense was primarily due to lower advertising and marketing costs, as well as lower sports marketing expense. Operating overhead expense increased slightly, primarily due to higher wage-related costs partially offset by lower travel and related expenses.
CONVERSE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$513	$496	3%	4%
Apparel	22	26	-15%	-13%
Equipment	9	9	0%	11%
Other(1)	19	24	-21%	-18%
TOTAL REVENUES	$563	$555	1%	2%
Revenues by:
Sales to Wholesale Customers	$373	$367	2%	2%
Sales through Direct to Consumer	171	164	4%	5%
Other(1)	19	24	-21%	-18%
TOTAL REVENUES	$563	$555	1%	2%
EARNINGS BEFORE INTEREST AND TAXES	$168	$138	22%
(1)    Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.
FIRST QUARTER OF FISCAL 2021 COMPARED TO FIRST QUARTER OF FISCAL 2020
On a currency-neutral basis, Converse revenues increased 2% for the first quarter of fiscal 2021, driven by revenue growth in Asia and Europe, partially offset by revenue declines in the United States. Direct to consumer revenues increased 5% as strong digital sales growth across all geographies more than offset declines from Converse owned stores reflecting the ongoing impact of COVID-19. Combined unit sales within the wholesale and direct to consumer channels increased 2%, while ASP remained flat.
Reported EBIT increased 22%, driven primarily by decreases in selling and administrative expenses, partially offset by a decline in gross margin. Gross margin decreased 210 basis points driven by higher promotions across our direct to consumer and full-price wholesale channels, lower revenues in Converse’s licensing business, as well as unfavorable changes in standard foreign currency exchange rates. Selling and administrative expense decreased due to lower operating overhead and demand creation expense. Operating overhead decreased primarily due to lower administrative expenses. Demand creation decreased as a result of lower advertising and marketing costs, as well as lower retail brand presentation costs.

CORPORATE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2020	2019	% CHANGE
Revenues	$13	$9	—
Earnings (Loss) Before Interest and Taxes	$(497)	$(424)	-17%
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
FIRST QUARTER OF FISCAL 2021 COMPARED TO FIRST QUARTER OF FISCAL 2020
Corporate's loss before interest and taxes increased $73 million for the first quarter of fiscal 2021, primarily due to the following:
•an unfavorable change of $140 million in part due to restructuring costs associated with changes to our organization model announced in July 2020, as well as an incremental charge related to our planned, strategic distributor partnership transition within APLA. For more information see Note 13 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements;
•a favorable change of $76 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin; and
•an unfavorable change in net foreign currency gains and losses of $9 million related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.
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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the three months ended August 31, 2020, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K.
Refer to Note 4 — Fair Value Measurements and Note 9 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional description of outstanding derivatives at each reported period end. For additional information about our Foreign Currency Exposures and Hedging Practices refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

TRANSACTIONAL EXPOSURES
We conduct business in various currencies and have transactions which subject us to foreign currency risk. Our most significant transactional foreign currency exposures are:
•Product Costs — Product purchases denominated in currencies other than the functional currency of the transacting entity and factory input costs from the foreign currency adjustments program with certain factories.
•Non-Functional Currency Denominated External Sales — A portion of our NIKE Brand and Converse revenues associated with European operations are earned in currencies other than the Euro (e.g., the British Pound) but are recognized at a subsidiary that uses the Euro as its functional currency. These sales generate a foreign currency exposure.
•Other Costs — Non-functional currency denominated costs, such as endorsement contracts, also generate foreign currency risk, though to a lesser extent.
•Non-Functional Currency Denominated Monetary Assets and Liabilities — Our global subsidiaries have various assets and liabilities, primarily receivables and payables, including intercompany receivables and payables, denominated in currencies other than their functional currencies. These balance sheet items are subject to re-measurement which may create fluctuations in Other (income) expense, net within our consolidated results of operations.
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
TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $111 million and $313 million for the three months ended August 31, 2020 and 2019, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $29 million and $86 million for the three months ended August 31, 2020 and 2019, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Argentina subsidiary within our APLA operating segment is operating in a hyper-inflationary market. As a result, beginning in the second quarter of fiscal 2019, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. Dollar. As of and for the three months ended August 31, 2020, this change did not have a material impact on our results of operations or financial condition and we do not anticipate it will have a material impact in future periods based on current rates.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $38 million on our Income before income taxes for the three months ended August 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $882 million for the first three months of fiscal 2021, compared to $394 million for the first three months of fiscal 2020. Net income, adjusted for non-cash items, generated $1,606 million of operating cash inflow for the first three months of fiscal 2021, compared to $1,629 million for the first three months of fiscal 2020. The net change in working capital and other assets and liabilities resulted in a decrease to Cash provided (used) by operations of $724 million for the first three months of fiscal 2021 compared to a decrease of $1,235 million for the first three months of fiscal 2020. This favorable impact on Cash provided (used) by operations was largely the result of a $959 million decrease in inventories, partially offset by a $534 million increase in Accounts receivables, both of which reflect impacts of COVID-19 in the fourth quarter of fiscal 2020, as well as the reopening of NIKE Direct stores and resumption of wholesale shipments in the first three months of fiscal 2021.
Cash provided (used) by investing activities was an outflow of $889 million for the first three months of fiscal 2021, compared to $348 million for the first three months of fiscal 2020, driven by the net change in short-term investments. For the first three months of fiscal 2021, the net change in short-term investments (including sales, maturities and purchases) resulted in a cash outflow of $715 million compared to an inflow of $45 million for the first three months of fiscal 2020.
Cash provided (used) by financing activities was an outflow of $248 million for the first three months of fiscal 2021 compared to $1,010 million for the first three months of fiscal 2020, with the decrease from the prior period driven by our election to temporarily suspend share repurchases, resulting in no share repurchases for the first three months of fiscal 2021 compared to $999 million in the first three months of fiscal 2020.
As of August 31, 2020, we had repurchased 45.2 million shares at a cost of approximately $4.0 billion (an average price of $89.00 per share) under the four-year, $15 billion share repurchase program approved by the Board of Directors in June 2018. To enhance our liquidity position in response to COVID-19, during the fourth quarter of fiscal 2020, we elected to temporarily suspend share repurchases under our existing share repurchase program. As such, there were no share repurchases made during the quarter ended August 31, 2020. The existing program remains authorized by the Board of Directors and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt.
CAPITAL RESOURCES
On July 23, 2019, we filed a shelf registration statement (the “Shelf”) with the U.S. Securities and Exchange Commission (SEC) which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 23, 2022.
Our committed credit facilities remain unchanged from the information previously reported on Form 10-K for the fiscal year ended May 31, 2020. As of August 31, 2020 and May 31, 2020, no amounts were outstanding under our committed credit facilities. We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes as outlined in the most recent Form 10-K. As of August 31, 2020, we were in full compliance of the covenants under our committed credit facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future.
Liquidity is also provided by our $4 billion commercial paper program. During the three months ended August 31, 2020, the maximum amount of commercial paper borrowings outstanding at any point was $248 million. As of August 31, 2020 and May 31, 2020, the Company had $112 million and $248 million of borrowings outstanding at a weighted average interest rate of 1.72% and 1.65%, respectively. We may continue to issue commercial paper or other debt securities depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
To date, in fiscal 2021, we have not experienced difficulty accessing the credit markets; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of August 31, 2020, we had cash, cash equivalents and short-term investments totaling $9.5 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. government sponsored enterprise obligations, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of August 31, 2020, the weighted-average days to maturity of our cash equivalents and short-term investments portfolio was 20 days.

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
OFF-BALANCE SHEET ARRANGEMENTS
As of August 31, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
CONTRACTUAL OBLIGATIONS
There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.
NEW ACCOUNTING PRONOUNCEMENTS
There have been no material changes in recently issued or adopted accounting standards from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2020.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2018, the Board of Directors approved a four-year, $15 billion share repurchase program. As of August 31, 2020, the Company had repurchased 45.2 million shares at an average price of $89.00 per share for a total approximate cost of $4.0 billion under this program. To enhance our liquidity position in response to COVID-19, during the fourth quarter of fiscal 2020, we elected to temporarily suspend share repurchases under our existing share repurchase program. As such, there were no share repurchases made during the quarter ended August 31, 2020. The existing program remains authorized by the Board of Directors and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.

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

NIKE, INC. an Oregon Corporation
By:	/s/ MATTHEW FRIEND Matthew Friend Chief Financial Officer and Authorized Officer
Date:	October 8, 2020