Form 10-Q
period 2020-11-30
NIKE, Inc.
filed 2021-01-05
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2020

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of December 28, 2020, the number of shares of the Registrant's Common Stock outstanding were:
Class A	305,011,252
Class B	1,271,478,759
1,576,490,011

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenues	$11,243	$10,326	$21,837	$20,986
Cost of sales	6,396	5,782	12,249	11,571
Gross profit	4,847	4,544	9,588	9,415
Demand creation expense	729	881	1,406	1,899
Operating overhead expense	2,538	2,443	4,836	4,753
Total selling and administrative expense	3,267	3,324	6,242	6,652
Interest expense (income), net	70	12	135	27
Other (income) expense, net	54	(41)	40	(74)
Income before income taxes	1,456	1,249	3,171	2,810
Income tax expense	205	134	402	328
NET INCOME	$1,251	$1,115	$2,769	$2,482
Earnings per common share:
Basic	$0.80	$0.71	$1.77	$1.59
Diluted	$0.78	$0.70	$1.73	$1.56
Weighted average common shares outstanding:
Basic	1,573.0	1,560.6	1,567.4	1,561.5
Diluted	1,609.5	1,594.4	1,601.9	1,596.0
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	2020	2019
Net income	$1,251	$1,115	$2,769	$2,482
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	78	28	396	(61)
Change in net gains (losses) on cash flow hedges	(103)	(155)	(761)	(119)
Change in net gains (losses) on other	(3)	(1)	(8)	1
Total other comprehensive income (loss), net of tax	(28)	(128)	(373)	(179)
TOTAL COMPREHENSIVE INCOME	$1,223	$987	$2,396	$2,303
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	NOVEMBER 30,	MAY 31,
(In millions)	2020	2020
ASSETS
Current assets:
Cash and equivalents	$8,635	$8,348
Short-term investments	3,177	439
Accounts receivable, net	3,713	2,749
Inventories	6,090	7,367
Prepaid expenses and other current assets	1,992	1,653
Total current assets	23,607	20,556
Property, plant and equipment, net	4,959	4,866
Operating lease right-of-use assets, net	3,086	3,097
Identifiable intangible assets, net	270	274
Goodwill	223	223
Deferred income taxes and other assets	2,691	2,326
TOTAL ASSETS	$34,836	$31,342
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3
Notes payable	41	248
Accounts payable	2,154	2,248
Current portion of operating lease liabilities	458	445
Accrued liabilities	6,030	5,184
Income taxes payable	188	156
Total current liabilities	8,871	8,284
Long-term debt	9,410	9,406
Operating lease liabilities	2,896	2,913
Deferred income taxes and other liabilities	3,019	2,684
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 305 and 315 shares outstanding	—	—
Class B — 1,270 and 1,243 shares outstanding	3	3
Capital in excess of stated value	9,336	8,299
Accumulated other comprehensive income (loss)	(429)	(56)
Retained earnings (deficit)	1,730	(191)
Total shareholders' equity	10,640	8,055
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$34,836	$31,342
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019
Cash provided (used) by operations:
Net income	$2,769	$2,482
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	361	343
Deferred income taxes	(177)	(134)
Stock-based compensation	325	190
Amortization, impairment and other	103	19
Net foreign currency adjustments	(98)	6
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(921)	(568)
(Increase) decrease in inventories	1,321	(608)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(163)	(67)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(165)	(357)
Cash provided (used) by operations	3,355	1,306
Cash provided (used) by investing activities:
Purchases of short-term investments	(4,505)	(1,157)
Maturities of short-term investments	802	19
Sales of short-term investments	914	981
Additions to property, plant and equipment	(344)	(522)
Other investing activities	256	(109)
Cash provided (used) by investing activities	(2,877)	(788)
Cash provided (used) by financing activities:
Increase (decrease) in notes payable	(37)	291
Repayment of borrowings	(173)	(3)
Proceeds from exercise of stock options and other stock issuances	781	483
Repurchase of common stock	—	(1,921)
Dividends — common and preferred	(769)	(689)
Other financing activities	(94)	(29)
Cash provided (used) by financing activities	(292)	(1,868)
Effect of exchange rate changes on cash and equivalents	101	(46)
Net increase (decrease) in cash and equivalents	287	(1,396)
Cash and equivalents, beginning of period	8,348	4,466
CASH AND EQUIVALENTS, END OF PERIOD	$8,635	$3,070
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$118	$86
Dividends declared and not paid	435	384
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at August 31, 2020	315	$—	1,250	$3	$8,695	$(401)	$927	$9,224
Stock options exercised			8		366			366
Conversion to Class B Common Stock	(10)		10					—
Dividends on common stock ($0.275 per share)							(437)	(437)
Issuance of shares to employees, net of shares withheld for employee taxes			2		86		(11)	75
Stock-based compensation					189			189
Net income							1,251	1,251
Other comprehensive income (loss)						(28)		(28)
Balance at November 30, 2020	305	$—	1,270	$3	$9,336	$(429)	$1,730	$10,640

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at August 31, 2019	315	$—	1,245	$3	$7,296	$180	$1,721	$9,200
Stock options exercised			7		265			265
Repurchase of Class B Common Stock			(10)		(47)		(875)	(922)
Dividends on common stock ($0.245 per share)							(383)	(383)
Issuance of shares to employees, net of shares withheld for employee taxes			2		95		(1)	94
Stock-based compensation					110			110
Net income							1,115	1,115
Other comprehensive income (loss)						(128)		(128)
Balance at November 30, 2019	315	$—	1,244	$3	$7,719	$52	$1,577	$9,351
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2020	315	$—	1,243	$3	$8,299	$(56)	$(191)	$8,055
Stock options exercised			15		657			657
Conversion to Class B Common Stock	(10)		10					—
Dividends on common stock ($0.520 per share) and preferred stock ($0.10 per share)							(820)	(820)
Issuance of shares to employees, net of shares withheld for employee taxes			2		55		(28)	27
Stock-based compensation					325			325
Net income							2,769	2,769
Other comprehensive income (loss)						(373)		(373)
Balance at November 30, 2020	305	$—	1,270	$3	$9,336	$(429)	$1,730	$10,640

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2019	315	$—	1,253	$3	$7,163	$231	$1,643	$9,040
Stock options exercised			11		381			381
Repurchase of Class B Common Stock			(22)		(102)		(1,815)	(1,917)
Dividends on common stock ($0.465 per share) and preferred stock ($0.10 per share)							(727)	(727)
Issuance of shares to employees, net of shares withheld for employee taxes			2		87		(5)	82
Stock-based compensation					190			190
Net income							2,482	2,482
Other comprehensive income (loss)						(179)		(179)
Adoption of ASC Topic 842							(1)	(1)
Balance at November 30, 2019	315	$—	1,244	$3	$7,719	$52	$1,577	$9,351
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company” or “NIKE”) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2020 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the three and six months ended November 30, 2020 are not necessarily indicative of results to be expected for the entire fiscal year.
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

NOTE 2 — INVENTORIES
Inventory balances of $6,090 million and $7,367 million at November 30, 2020 and May 31, 2020, respectively, were substantially all finished goods.

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2020	2020
Compensation and benefits, excluding taxes	$1,157	$1,248
Sales-related reserves	1,126	1,178
Fair value of derivatives	485	190
Allowance for expected loss on sale(1)	438	405
Other	2,824	2,163
TOTAL ACCRUED LIABILITIES	$6,030	$5,184
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
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of November 30, 2020 and May 31, 2020, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	NOVEMBER 30, 2020
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$886	$886	$—
Level 1:
U.S. Treasury securities	3,136	—	3,136
Level 2:
Commercial paper and bonds	39	—	39
Money market funds	6,767	6,767	—
Time deposits	983	982	1
U.S. Agency securities	1	—	1
Total Level 2	7,790	7,749	41
TOTAL	$11,812	$8,635	$3,177

	MAY 31, 2020
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$596	$596	$—
Level 1:
U.S. Treasury securities	1,204	800	404
Level 2:
Commercial paper and bonds	32	—	32
Money market funds	5,973	5,973	—
Time deposits	981	979	2
U.S. Agency securities	1	—	1
Total Level 2	6,987	6,952	35
TOTAL	$8,787	$8,348	$439
As of November 30, 2020, the Company held $3,131 million of available-for-sale debt securities with maturity dates within one year and $46 million with maturity dates over one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $6 million and $14 million for the three months ended November 30, 2020 and 2019, respectively, and $13 million and $35 million for the six months ended November 30, 2020 and 2019, respectively.
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	NOVEMBER 30, 2020
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$30	$27	$3	$579	$480	$99
Embedded derivatives	—	—	—	5	5	—
TOTAL	$30	$27	$3	$584	$485	$99
(1)If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $30 million as of November 30, 2020. As of that date, the Company had posted $170 million of cash collateral to various counterparties related to foreign exchange derivative instruments. No amount of collateral was received on the Company's derivative asset balance as of November 30, 2020.

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
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $11,044 million at November 30, 2020 and $10,645 million at May 31, 2020.
For fair value information regarding Notes payable, refer to Note 5 — Short-Term Borrowings and Credit Lines.

NOTE 5 — SHORT-TERM BORROWINGS AND CREDIT LINES
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.
As of November 30, 2020 and May 31, 2020, the Company had $23 million and $248 million of borrowings outstanding at a weighted average interest rate of 1.76% and 1.65%, respectively, under its $4 billion commercial paper program. Commercial paper repayments with original maturities greater than three months are included in Repayment of borrowings on the Unaudited Condensed Consolidated Statements of Cash Flows.
As of November 30, 2020, there have been no significant changes to the credit lines reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

NOTE 6 — INCOME TAXES
The effective tax rate was 12.7% and 11.7% for the six months ended November 30, 2020 and 2019, respectively. The increase in the Company's effective tax rate was primarily due to changes in the proportion of earnings taxed in the U.S. and the recognition of a reserve in the first quarter of fiscal 2021 related to Altera Corp. v. Commissioner, where the taxpayer was denied a hearing before the U.S. Supreme Court on June 22, 2020, thereby ratifying the Ninth Circuit Court's decision and requiring the inclusion of stock-based compensation in intercompany cost-sharing arrangements. The increase in the Company's effective tax rate was partially offset by discrete items which included a more favorable impact from stock-based compensation.
As of November 30, 2020, total gross unrecognized tax benefits, excluding related interest and penalties, were $872 million, $587 million of which would affect the Company's effective tax rate if recognized in future periods. During the six months ended November 30, 2020, the Company recognized $77 million of gross unrecognized tax benefits related to Altera Corp. v. Commissioner discussed above, of which $71 million impacted the effective tax rate. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2020, total gross unrecognized tax benefits, excluding related interest and penalties, were $771 million. The liability for payment of interest and penalties increased by $33 million during the six months ended November 30, 2020. As of November 30, 2020 and May 31, 2020, accrued interest and penalties related to uncertain tax positions were $191 million and $158 million, respectively (excluding federal benefit).
The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service ("IRS") for fiscal years 2017 through 2019. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments.

Tax years after 2009 remain open in certain major foreign jurisdictions. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $60 million within the next 12 months. In January 2019, the European Commission opened a formal investigation to examine whether the Netherlands has breached State Aid rules when granting certain tax rulings to the Company. The Company believes the investigation is without merit. If this matter is adversely resolved, the Netherlands may be required to assess additional amounts with respect to current and prior periods, and the Company's Netherlands income taxes in the future could increase.

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
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	2020	2019
Stock options(1)	$107	$64	$177	$106
ESPPs	17	11	35	24
Restricted stock	65	35	113	60
TOTAL STOCK-BASED COMPENSATION EXPENSE	$189	$110	$325	$190
(1)Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is primarily recorded for employees meeting certain retirement eligibility requirements and certain employees impacted by the Company's organizational realignment. For more information see Note 14 — Restructuring.
The income tax benefit related to stock-based compensation expense was $108 million and $77 million for the three months ended November 30, 2020 and 2019, respectively, and $189 million and $114 million for the six months ended November 30, 2020 and 2019, respectively.
STOCK OPTIONS
The weighted average fair value per share of the options granted during the six months ended November 30, 2020 and 2019, computed as of the grant date using the Black-Scholes pricing model, was $26.75 and $18.46, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	SIX MONTHS ENDED NOVEMBER 30,
	2020	2019
Dividend yield	0.9%	1.0%
Expected volatility	27.3%	23.0%
Weighted average expected life (in years)	6.0	6.0
Risk-free interest rate	0.4%	1.5%
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
As of November 30, 2020, the Company had $589 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.7 years.

RESTRICTED STOCK AND RESTRICTED STOCK UNITS
The weighted average fair value per share of restricted stock and restricted stock units granted for the six months ended November 30, 2020 and 2019, computed as of the grant date, was $109.36 and $84.85, respectively. As of November 30, 2020, the Company had $513 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.9 years.

NOTE 8 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under ESPPs, and restricted stock to purchase an additional 12.6 million and 34.2 million shares of common stock outstanding for the three months ended November 30, 2020 and 2019, respectively, and 13.5 million and 34.2 million shares of common stock outstanding for the six months ended November 30, 2020 and 2019, respectively, because the options were anti-dilutive.

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(In millions, except per share data)	2020	2019	2020	2019
Net income available to common stockholders	$1,251	$1,115	$2,769	$2,482
Determination of shares:
Weighted average common shares outstanding	1,573.0	1,560.6	1,567.4	1,561.5
Assumed conversion of dilutive stock options and awards	36.5	33.8	34.5	34.5
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,609.5	1,594.4	1,601.9	1,596.0
Earnings per common share:
Basic	$0.80	$0.71	$1.77	$1.59
Diluted	$0.78	$0.70	$1.73	$1.56

NOTE 9 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the six months ended November 30, 2020, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K. For additional information about the Company's derivatives and hedging policies refer to Note 1 — Summary of Significant Accounting Policies and Note 14 — Risk Management and Derivatives of the Annual Report on Form 10-K for the fiscal year ended May 31, 2020.
The majority of derivatives outstanding as of November 30, 2020 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Chinese Yuan/U.S. Dollar, Japanese Yen/U.S. Dollar and British Pound/Euro, currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.

The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	NOVEMBER 30,	MAY 31,
(Dollars in millions)		2020	2020
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$11	$43
Foreign exchange forwards and options	Deferred income taxes and other assets	2	1
Total derivatives formally designated as hedging instruments		13	44
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	16	48
Embedded derivatives	Prepaid expenses and other current assets	—	1
Foreign exchange forwards and options	Deferred income taxes and other assets	1	2
Total derivatives not designated as hedging instruments		17	51
TOTAL DERIVATIVE ASSETS		$30	$95

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	NOVEMBER 30,	MAY 31,
(Dollars in millions)		2020	2020
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$462	$173
Foreign exchange forwards and options	Deferred income taxes and other liabilities	99	17
Total derivatives formally designated as hedging instruments		561	190
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	18	15
Embedded derivatives	Accrued liabilities	5	2
Total derivatives not designated as hedging instruments		23	17
TOTAL DERIVATIVE LIABILITIES		$584	$207
The following tables present the amounts in the Unaudited Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	THREE MONTHS ENDED NOVEMBER 30,
	2020		2019
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$11,243	$26	$10,326	$1
Cost of sales	6,396	31	5,782	102
Demand creation expense	729	—	881	(3)
Other (income) expense, net	54	(13)	(41)	31
Interest expense (income), net	70	(1)	12	(1)

	SIX MONTHS ENDED NOVEMBER 30,
	2020		2019
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$21,837	$40	$20,986	$9
Cost of sales	12,249	145	11,571	177
Demand creation expense	1,406	1	1,899	(3)
Other (income) expense, net	40	(5)	(74)	77
Interest expense (income), net	135	(3)	27	(3)
The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED NOVEMBER 30,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED NOVEMBER 30,
	2020	2019		2020	2019
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$6	$(83)	Revenues	$26	$1
Foreign exchange forwards and options	(69)	37	Cost of sales	31	102
Foreign exchange forwards and options	2	—	Demand creation expense	—	(3)
Foreign exchange forwards and options	1	27	Other (income) expense, net	(13)	31
Interest rate swaps(2)	—	—	Interest expense (income), net	(1)	(1)
Total designated cash flow hedges	$(60)	$(19)		$43	$130
(1)For the three months ended November 30, 2020 and 2019, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	SIX MONTHS ENDED NOVEMBER 30,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	SIX MONTHS ENDED NOVEMBER 30,
	2020	2019		2020	2019
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$6	$(62)	Revenues	$40	$9
Foreign exchange forwards and options	(440)	146	Cost of sales	145	177
Foreign exchange forwards and options	3	—	Demand creation expense	1	(3)
Foreign exchange forwards and options	(159)	60	Other (income) expense, net	(5)	77
Interest rate swaps(2)	—	—	Interest expense (income), net	(3)	(3)
Total designated cash flow hedges	$(590)	$144		$178	$257
(1)For the six months ended November 30, 2020 and 2019, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES				LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(49)	$(21)	$(87)	$(21)	Other (income) expense, net
Embedded derivatives	(9)	(4)	(13)	(5)	Other (income) expense, net
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
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $13.9 billion as of November 30, 2020. Approximately $233 million of deferred net losses (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of November 30, 2020, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of November 30, 2020, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 24 months.

UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or the embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $4.4 billion as of November 30, 2020.
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
As of November 30, 2020, the total notional amount of embedded derivatives outstanding was approximately $410 million.
CREDIT RISK
The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of November 30, 2020, the Company was in compliance with all credit risk-related contingent features, and derivative instruments with such features were in a net liability position of approximately $549 million. Accordingly, the Company was required to post $170 million of cash collateral as a result of these contingent features. Further, no amount of collateral was received on the Company's derivative asset balance as of November 30, 2020. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 4 — Fair Value Measurements.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at August 31, 2020	$(176)	$(268)	$115	$(72)	$(401)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	79	(64)	—	(2)	13
Reclassifications to net income of previously deferred (gains) losses(3)	(1)	(39)	—	(1)	(41)
Total other comprehensive income (loss)	78	(103)	—	(3)	(28)
Balance at November 30, 2020	$(98)	$(371)	$115	$(75)	$(429)
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $(4) million, $0 million, $0 million and $(4) million, respectively.
(3)Net of tax (benefit) expense of $0 million, $4 million, $0 million, $0 million and $4 million, respectively.

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
(2)Net of tax benefit (expense) of $0 million, $(7) million, $0 million, $0 million and $(7) million, respectively.
(3)Net of tax (benefit) expense of $0 million, $1 million, $0 million, $0 million and $1 million, respectively.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2020	$(494)	$390	$115	$(67)	$(56)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	397	(590)	—	(15)	(208)
Reclassifications to net income of previously deferred (gains) losses(3)	(1)	(171)	—	7	(165)
Total other comprehensive income (loss)	396	(761)	—	(8)	(373)
Balance at November 30, 2020	$(98)	$(371)	$115	$(75)	$(429)
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $0 million, $0 million, $1 million and $1 million, respectively.
(3)Net of tax (benefit) expense of $0 million, $7 million, $0 million, $0 million and $7 million, respectively.

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
(2)Net of tax benefit (expense) of $0 million, $(7) million, $0 million, $0 million and $(7) million, respectively.
(3)Net of tax (benefit) expense of $0 million, $1 million, $0 million, $0 million and $1 million, respectively.
The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Unaudited Condensed Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME				LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	2020	2019
Gains (losses) on foreign currency translation adjustment	$1	$—	$1	$—	Other expense (income), net
Total before tax	1	—	1
Tax (expense) benefit	—	—	—	—
Gain (loss) net of tax	1	—	1	—
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$26	$1	$40	$9	Revenues
Foreign exchange forwards and options	31	102	145	177	Cost of sales
Foreign exchange forwards and options	—	(3)	1	(3)	Demand creation expense
Foreign exchange forwards and options	(13)	31	(5)	77	Other (income) expense, net
Interest rate swaps	(1)	(1)	(3)	(3)	Interest expense (income), net
Total before tax	43	130	178	257
Tax (expense)	(4)	(1)	(7)	(1)
Gain (loss) net of tax	39	129	171	256
Gains (losses) on other	1	(1)	(7)	—	Other (income) expense, net
Total before tax	1	(1)	(7)	—
Tax (expense)	—	—	—	—
Gain (loss) net of tax	1	(1)	(7)	—
Total net gain (loss) reclassified for the period	$41	$128	$165	$256

NOTE 11 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's revenues disaggregated by reportable operating segment, major product line and by distribution channel:

	THREE MONTHS ENDED NOVEMBER 30, 2020
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,512	$1,731	$1,567	$991	$—	$6,801	$416	$—	$7,217
Apparel	1,368	1,104	681	432	—	3,585	32	—	3,617
Equipment	126	123	50	48	—	347	7	—	354
Other	—	—	—	—	8	8	21	26	55
TOTAL REVENUES	$4,006	$2,958	$2,298	$1,471	$8	$10,741	$476	$26	$11,243
Revenues by:
Sales to Wholesale Customers	$2,354	$1,985	$1,159	$925	$—	$6,423	$259	$—	$6,682
Sales through Direct to Consumer	1,652	973	1,139	546	—	4,310	196	—	4,506
Other	—	—	—	—	8	8	21	26	55
TOTAL REVENUES	$4,006	$2,958	$2,298	$1,471	$8	$10,741	$476	$26	$11,243

	THREE MONTHS ENDED NOVEMBER 30, 2019
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,426	$1,536	$1,247	$997	$—	$6,206	$416	$—	$6,622
Apparel	1,417	897	563	410	—	3,287	30	—	3,317
Equipment	139	104	37	61	—	341	6	—	347
Other	—	—	—	—	10	10	28	2	40
TOTAL REVENUES	$3,982	$2,537	$1,847	$1,468	$10	$9,844	$480	$2	$10,326
Revenues by:
Sales to Wholesale Customers	$2,734	$1,794	$1,028	$1,022	$—	$6,578	$286	$—	$6,864
Sales through Direct to Consumer	1,248	743	819	446	—	3,256	166	—	3,422
Other	—	—	—	—	10	10	28	2	40
TOTAL REVENUES	$3,982	$2,537	$1,847	$1,468	$10	$9,844	$480	$2	$10,326

	SIX MONTHS ENDED NOVEMBER 30, 2020
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$5,469	$3,533	$2,818	$1,749	$—	$13,569	$929	$—	$14,498
Apparel	2,493	2,075	1,159	733	—	6,460	54	—	6,514
Equipment	269	260	101	88	—	718	16	—	734
Other	—	—	—	—	12	12	40	39	91
TOTAL REVENUES	$8,231	$5,868	$4,078	$2,570	$12	$20,759	$1,039	$39	$21,837
Revenues by:
Sales to Wholesale Customers	$5,073	$3,958	$2,123	$1,633	$—	$12,787	$632	$—	$13,419
Sales through Direct to Consumer	3,158	1,910	1,955	937	—	7,960	367	—	8,327
Other	—	—	—	—	12	12	40	39	91
TOTAL REVENUES	$8,231	$5,868	$4,078	$2,570	$12	$20,759	$1,039	$39	$21,837

	SIX MONTHS ENDED NOVEMBER 30, 2019
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$5,095	$3,294	$2,411	$1,927	$—	$12,727	$912	$—	$13,639
Apparel	2,848	1,766	1,028	766	—	6,408	56	—	6,464
Equipment	332	250	87	120	—	789	15	—	804
Other	—	—	—	—	16	16	52	11	79
TOTAL REVENUES	$8,275	$5,310	$3,526	$2,813	$16	$19,940	$1,035	$11	$20,986
Revenues by:
Sales to Wholesale Customers	$5,598	$3,836	$2,014	$1,972	$—	$13,420	$653	$—	$14,073
Sales through Direct to Consumer	2,677	1,474	1,512	841	—	6,504	330	—	6,834
Other	—	—	—	—	16	16	52	11	79
TOTAL REVENUES	$8,275	$5,310	$3,526	$2,813	$16	$19,940	$1,035	$11	$20,986

For the three and six months ended November 30, 2020 and 2019, Global Brand Divisions revenues include NIKE Brand licensing revenues as well as other miscellaneous revenues that are not part of a geographic operating segment. Converse Other revenues were primarily attributable to licensing businesses. Corporate Other revenues primarily consisted of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through the Company's central foreign exchange risk management program.
As of November 30, 2020 and May 31, 2020, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

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
Global Brand Divisions is included within the NIKE Brand for presentation purposes to align with the way management views the Company. Global Brand Divisions revenues represent NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment. Global Brand Divisions costs represent demand creation and operating overhead expense that include product creation and design expenses centrally managed for the NIKE Brand, as well as costs associated with NIKE Direct global digital operations and enterprise technology.
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

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	2020	2019
REVENUES
North America	$4,006	$3,982	$8,231	$8,275
Europe, Middle East & Africa	2,958	2,537	5,868	5,310
Greater China	2,298	1,847	4,078	3,526
Asia Pacific & Latin America	1,471	1,468	2,570	2,813
Global Brand Divisions	8	10	12	16
Total NIKE Brand	10,741	9,844	20,759	19,940
Converse	476	480	1,039	1,035
Corporate	26	2	39	11
TOTAL NIKE, INC. REVENUES	$11,243	$10,326	$21,837	$20,986
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,023	$875	$2,325	$1,975
Europe, Middle East & Africa	660	510	1,352	1,119
Greater China	891	694	1,579	1,363
Asia Pacific & Latin America	424	377	704	718
Global Brand Divisions	(841)	(872)	(1,694)	(1,729)
Converse	87	90	255	228
Corporate	(718)	(413)	(1,215)	(837)
Interest expense (income), net	70	12	135	27
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,456	$1,249	$3,171	$2,810

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2020	2020
ACCOUNTS RECEIVABLE, NET
North America	$1,236	$1,020
Europe, Middle East & Africa	1,350	712
Greater China	250	321
Asia Pacific & Latin America(1)	591	425
Global Brand Divisions	96	65
Total NIKE Brand	3,523	2,543
Converse	153	149
Corporate	37	57
TOTAL ACCOUNTS RECEIVABLE, NET	$3,713	$2,749
INVENTORIES
North America	$2,401	$3,077
Europe, Middle East & Africa	1,589	2,070
Greater China	1,137	882
Asia Pacific & Latin America(1)	620	770
Global Brand Divisions	131	137
Total NIKE Brand	5,878	6,936
Converse	315	341
Corporate	(103)	90
TOTAL INVENTORIES	$6,090	$7,367

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2020	2020
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$632	$645
Europe, Middle East & Africa	934	885
Greater China	246	214
Asia Pacific & Latin America(1)	312	296
Global Brand Divisions	866	830
Total NIKE Brand	2,990	2,870
Converse	72	80
Corporate	1,897	1,916
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,959	$4,866
(1)Excludes assets held-for-sale as of November 30, 2020 and May 31, 2020. See Note 13 — Acquisitions and Divestitures for additional information.

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
As a result of this decision, beginning in the third quarter of fiscal 2020, the related assets and liabilities of these entities were classified as held-for-sale within Prepaid expenses and other current assets and Accrued liabilities, respectively, and remain as such on the Unaudited Condensed Consolidated Balance Sheets as of November 30, 2020.
BRAZIL
On November 30, 2020, the Company received cash proceeds from Grupo SBF S.A., which were reflected within Other investing activities on the Unaudited Condensed Consolidated Statements of Cash Flows, and recognized a $47 million loss within Other (income) expense, net, classified within Corporate, on the Unaudited Condensed Consolidated Statements of Income. The transaction closed on December 1, 2020, subsequent to the end of the second quarter of fiscal 2021.
As of November 30, 2020, held-for-sale assets and liabilities consisted of the following:
•Held-for-sale assets of $242 million, primarily consisting of $174 million of Accounts receivable, net; and
•Held-for-sale liabilities of $59 million, primarily consisting of $30 million of Accrued liabilities.
As of May 31, 2020, held-for-sale assets and liabilities consisted of the following:
•Held-for-sale assets of $272 million, primarily consisting of $142 million of Inventories and $101 million of Accounts receivable, net; and
•Held-for-sale liabilities of $91 million, primarily consisting of $51 million of Accrued liabilities.
ARGENTINA, CHILE AND URUGUAY
Subsequent to the end of the second quarter of fiscal 2021, the Company and Grupo Axo mutually agreed to terminate the sale and purchase agreement for the transition of NIKE’s businesses in Argentina, Chile and Uruguay to a distributor partnership. However, as the Company remains committed to selling its NIKE Brand businesses in all three countries to third-party distributors, the assets and liabilities of the entities will remain classified as held-for-sale on the Unaudited Condensed Consolidated Balance Sheets.
As of November 30, 2020, held-for-sale assets and liabilities consisted of the following:
•Held-for-sale assets of $257 million, primarily consisting of $119 million of Inventories and $80 million of Accounts receivable, net; and
•Held-for-sale liabilities of $26 million, primarily consisting of Accrued liabilities.

As of May 31, 2020, held-for-sale assets and liabilities consisted of the following:
•Held-for-sale assets of $234 million, primarily consisting of $122 million of Inventories and $50 million of Prepaid expenses and other current assets; and
•Held-for-sale liabilities of $55 million, primarily consisting of $34 million of Accrued liabilities.
As of November 30, 2020, the Company recognized total expected losses related to the Argentina, Chile and Uruguay transaction of $438 million within Other (income) expense, net, classified within Corporate, and a corresponding allowance within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets; $405 million of which was recognized in fiscal 2020, primarily upon meeting the held-for-sale criteria. The expected loss is largely due to the anticipated release of the cumulative foreign currency translation losses recognized by the Argentina, Chile and Uruguay legal entities.

NOTE 14 —RESTRUCTURING
During the first quarter of fiscal 2021, the Company announced a new digitally empowered phase of its Consumer Direct Offense strategy: Consumer Direct Acceleration. As a result, management announced a series of leadership and operating model changes to streamline and speed up strategic execution for the Company. These changes will result in a net reduction of the Company's global workforce and the Company expects to incur pre-tax charges of approximately $315 million, the majority of which relate to employee termination costs and, to a lesser extent, stock-based compensation expense. These amounts reflect the continued evaluation and variability of the Company's original estimate of employee termination costs and required changes in assumptions used to calculate stock-based compensation expense. The related cash expenditures will primarily take place throughout fiscal 2021 and all related actions are expected to be substantially complete by the end of fiscal 2021.

During the three months ended November 30, 2020, the Company recognized employee termination costs of $107 million and $30 million within Operating overhead expense and Cost of sales, respectively, on the Unaudited Condensed Consolidated Statements of Income. During the six months ended November 30, 2020, the Company recognized employee termination costs of $145 million and $30 million within Operating overhead expense and Cost of sales, respectively. These costs were classified within Corporate.

The activity was recognized within Accrued liabilities as follows:

(Dollars in millions)
Balance at August 31, 2020	$34
Employee termination costs	137
Cash payments	(67)
Balance at November 30, 2020	$104

(Dollars in millions)
Balance at May 31, 2020	$—
Employee termination costs	175
Cash payments	(71)
Balance at November 30, 2020	$104

Additionally, the related stock-based compensation expense recorded within Operating overhead expense and Costs of sales was $30 million and $4 million, respectively, for the three months ended November 30, 2020, and $39 million and $4 million, respectively, for the six months ended November 30, 2020.

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
Since fiscal 2018, through the Consumer Direct Offense and our Triple Double strategy, we have focused on doubling the impact of innovation, increasing our speed and agility to market and growing our direct connections with consumers. In June 2020, we announced a new digitally empowered phase of the Consumer Direct Offense strategy: Consumer Direct Acceleration. This strategic acceleration will focus on three specific areas. First, creating the marketplace of the future through more premium, consistent and seamless consumer experiences that more closely align with what consumers want and need. This strategy will lead with NIKE Digital and our own stores, as well as through select strategic partners who share our marketplace vision. Second, we will align our product creation and category organizations around a new consumer construct focused on Men’s, Women's and Kids'. This approach is intended to allow us to create product that better meets individual consumer needs, including more specialization of our category approach, while re-aligning and simplifying our offense to accelerate our largest growth opportunities. In particular, we expect to reinvest in our Women's and Kids' businesses and also simplify our operating model across the remainder of the Company to optimize effectiveness. Third, we will unify investments in data and analytics, demand sensing, insight gathering, inventory management and other areas against an end-to-end technology foundation to accelerate our digital transformation. We believe this unified approach will accelerate growth and unlock more efficiency for our business, while driving speed and responsiveness as we serve consumers globally.
As a result of our strategic acceleration, management announced on July 22, 2020, a series of leadership and operating model changes to streamline and speed up our execution. These changes will result in a net reduction of our global workforce and we expect to incur pre-tax charges of approximately $315 million, the majority of which relate to employee termination costs and, to a lesser extent, stock-based compensation expense. These amounts reflect the continued evaluation and variability of our original estimate of employee termination costs and required changes in assumptions used to calculate stock-based compensation expense. For the first six months of fiscal 2021, we incurred pre-tax charges of $218 million and expect all remaining actions to be substantially complete by the end of fiscal 2021. We expect future annual wage-related savings will be reinvested to execute against this next phase of our strategy. For more information related to our organizational realignment and related costs, see Note 14 — Restructuring within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
COVID-19 UPDATE
The COVID-19 pandemic continues to impact our business results and operations globally, causing us to transform the way we operate in order to better serve our consumers. Although uncertainty due to the pandemic continues to exist, our financial results for the second quarter and first six months of fiscal 2021 demonstrate our ability to navigate the dynamic situation. Despite physical retail traffic being below prior year levels, Revenues grew 9% and 4% for the second quarter and first six months of fiscal 2021, respectively, and 7% and 4% on a currency-neutral basis. Through our intentional supply and demand management, inventory levels have declined, and we ended the second quarter of fiscal 2021 with Inventories down 17% compared to May 31, 2020. We reduced discretionary spending while continuing to invest in our digital transformation. As a result, total selling and administrative expense declined 2% for the second quarter and 6% for the first six months of fiscal 2021. However, we expect Demand creation expense to increase in future periods as major sporting events and key sports moments resume following recovery from the pandemic, along with investments in strategic areas to drive growth. Our liquidity position remains strong and we ended the second quarter with $11.8 billion of Cash and equivalents and Short-term investments.
Our NIKE Direct business continues to fuel our growth as we navigate through the pandemic, leveraging our digital assets with our store footprint to connect directly with the consumer. On a reported basis, NIKE Direct sales for the second quarter and first six months of fiscal 2021 were $4.3 billion and $8.0 billion, respectively, growing 30% and 22%, respectively, on a currency-neutral basis. NIKE Brand digital remained our fastest growing channel, with growth of 80% and 81% for the second quarter and first six months of fiscal 2021, respectively. During the second quarter of fiscal 2021, we experienced temporary store closures in geographies affected by rising COVID-19 cases; however, more than 80% of our owned stores were open as of January 4, 2021, with some operating on reduced hours. Despite a substantial majority of stores being open during the quarter, we experienced a decline in comparable store sales in EMEA, North America and APLA, primarily due to reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19.
We continue to monitor the ongoing and evolving situation, as well as guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, we expect that fiscal 2021 will continue to be a time of uncertainty across each of our geographies and we expect each market recovery will be dynamic. While our results for the second quarter and first six months of fiscal 2021 are positive, there remains the risk that COVID-19 could have material adverse impacts on our future revenue growth as well as our overall profitability and may lead to higher than normal inventory levels in various markets, revised payment terms with certain of our wholesale customers, higher sales-related reserves and a volatile effective tax rate driven by changes in the mix of earnings across the Company's jurisdictions.
SECOND QUARTER OVERVIEW
For the second quarter of fiscal 2021, NIKE, Inc. Revenues increased 9% to $11.2 billion compared to the second quarter of fiscal 2020. On a currency-neutral basis, Revenues increased 7%. Net income was $1,251 million and diluted earnings per common share was $0.78 for the second quarter of fiscal 2021, compared to Net income of $1,115 million and diluted earnings per common share of $0.70 for the second quarter of fiscal 2020.
Income before income taxes increased 17% compared to the second quarter of fiscal 2020, primarily due to higher revenues and lower selling and administrative expense, partially offset by a decline in gross margin. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, increased 9% compared to the second quarter of fiscal 2020. On a currency-neutral basis, NIKE Brand revenues grew 8%, driven by higher revenues across all geographies, footwear and apparel, as well as growth in most key categories, primarily Sportswear and the Jordan Brand. Revenues for Converse decreased 1% and 4% on a reported and currency-neutral basis, respectively, as double-digit growth in digital and growth in Asia were more than offset by declines in Europe and North America, primarily due to tighter supply and strategic distribution shifts.
Our effective tax rate was 14.1% for the second quarter of fiscal 2021 compared to 10.7% for the second quarter of fiscal 2020, primarily due to changes in the proportion of earnings taxed in the U.S. and an increase in tax associated with the recent finalization of U.S. tax regulations, partially offset by a more favorable impact from stock-based compensation.
During the third quarter of fiscal 2020, we entered into definitive agreements to sell our NIKE Brand businesses in Brazil, Argentina, Chile and Uruguay and to shift to a distributor operating model. The transaction with Grupo SBF S.A. to purchase substantially all of our NIKE Brand operations in Brazil closed on December 1, 2020, subsequent to the end of the second quarter of fiscal 2021. Additionally, subsequent to the end of the second quarter of fiscal 2021, we mutually agreed with Grupo Axo to terminate the sale and purchase agreement for the transition of NIKE’s businesses in Argentina, Chile and Uruguay to a distributor partnership. However, as we remain committed to selling our NIKE Brand businesses in all three countries to third-party distributors, the assets and liabilities of the entities will remain classified as held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. For more information see Note 13 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions, except per share data)	2020	2019	% CHANGE	2020	2019	% CHANGE
Revenues	$11,243	$10,326	9%	$21,837	$20,986	4%
Cost of sales	6,396	5,782	11%	12,249	11,571	6%
Gross profit	4,847	4,544	7%	9,588	9,415	2%
Gross margin	43.1%	44.0%		43.9%	44.9%
Demand creation expense	729	881	-17%	1,406	1,899	-26%
Operating overhead expense	2,538	2,443	4%	4,836	4,753	2%
Total selling and administrative expense	3,267	3,324	-2%	6,242	6,652	-6%
% of revenues	29.1%	32.2%		28.6%	31.7%
Interest expense (income), net	70	12	—	135	27	—
Other (income) expense, net	54	(41)	—	40	(74)	—
Income before income taxes	1,456	1,249	17%	3,171	2,810	13%
Income tax expense	205	134	53%	402	328	23%
Effective tax rate	14.1%	10.7%		12.7%	11.7%
NET INCOME	$1,251	$1,115	12%	$2,769	$2,482	12%
Diluted earnings per common share	$0.78	$0.70	11%	$1.73	$1.56	11%

CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$6,801	$6,206	10%	8%	$13,569	$12,727	7%	7%
Apparel	3,585	3,287	9%	7%	6,460	6,408	1%	0%
Equipment	347	341	2%	1%	718	789	-9%	-9%
Global Brand Divisions(2)	8	10	-20%	-20%	12	16	-25%	-25%
Total NIKE Brand Revenues	10,741	9,844	9%	8%	20,759	19,940	4%	4%
Converse	476	480	-1%	-4%	1,039	1,035	0%	-1%
Corporate(3)	26	2	—	—	39	11	—	—
TOTAL NIKE, INC. REVENUES	$11,243	$10,326	9%	7%	$21,837	$20,986	4%	4%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,423	$6,578	-2%	-4%	$12,787	$13,420	-5%	-5%
Sales through NIKE Direct	4,310	3,256	32%	30%	7,960	6,504	22%	22%
Global Brand Divisions(2)	8	10	-20%	-20%	12	16	-25%	-25%
TOTAL NIKE BRAND REVENUES	$10,741	$9,844	9%	8%	$20,759	$19,940	4%	4%
(1)The percent change excluding currency changes represents a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" for further information.
(2)Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment.
(3)Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.
SECOND QUARTER OF FISCAL 2021 COMPARED TO SECOND QUARTER OF FISCAL 2020
On a currency-neutral basis, NIKE, Inc. Revenues grew 7% for the second quarter of fiscal 2021, due to growth across all NIKE Brand geographies, partially offset by lower revenues in Converse. Higher revenues in Greater China and EMEA each contributed approximately 3 percentage points of growth to NIKE, Inc. Revenues, with APLA contributing approximately 1 percentage point of growth.
On a currency-neutral basis, NIKE Brand footwear revenues increased 8%, driven by growth in most key categories, primarily Sportswear and the Jordan Brand, partially offset by declines in Running. Unit sales of footwear increased 4% and higher average selling price (ASP) per pair contributed approximately 4 percentage points of footwear revenue growth, primarily due to the favorable impact of growth in our NIKE Direct business, as well as higher full-price ASP, on a wholesale equivalent basis.
Currency-neutral NIKE Brand apparel revenues grew 7%, reflecting higher revenues in several key categories, most notably Sportswear and Football (Soccer). Unit sales of apparel increased 9%, while lower ASP per unit reduced apparel revenues by approximately 2 percentage points. Lower ASP per unit was primarily due to lower full-price ASP, in part reflecting higher discounts, as well as an unfavorable full-price mix.
On a reported basis, NIKE Direct revenues represented approximately 40% of our total NIKE Brand revenues for the second quarter of fiscal 2021 compared to 33% for the second quarter of fiscal 2020. Digital sales were $2.4 billion for the second quarter of fiscal 2021 compared to $1.3 billion for the second quarter of fiscal 2020. On a currency-neutral basis, NIKE Direct revenues increased 30%, driven by digital sales growth of 80%, which more than offset comparable store sales declines of 4% primarily due to reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19. Comparable store sales, which exclude digital sales, comprises revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Comparable store sales includes revenues from stores that were temporarily closed during the period as a result of COVID-19. Comparable store sales represents a performance measure that we believe is useful information for management and investors in understanding the performance of our established NIKE-owned in-line and factory stores. Management considers this metric when making financial and operating decisions. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of this metric may not be comparable to similarly titled measures used by other companies.
FIRST SIX MONTHS OF FISCAL 2021 COMPARED TO FIRST SIX MONTHS OF FISCAL 2020
On a currency-neutral basis, NIKE, Inc. Revenues grew 4% for the first six months of fiscal 2021, driven by growth in Greater China and EMEA, partially offset by lower revenues in APLA. Higher revenues in Greater China and EMEA each contributed approximately 2 percentage points of growth to NIKE, Inc. Revenues.
On a currency-neutral basis, NIKE Brand footwear revenues increased 7%, driven by growth in several key categories, led by Sportswear and the Jordan Brand. Unit sales of footwear increased 2% and higher ASP per pair contributed approximately 5 percentage points of footwear revenue growth, primarily due to higher full-price ASP and the favorable impact of growth in our NIKE Direct business.
Currency-neutral NIKE Brand apparel revenues were flat as growth in Sportswear, Football (Soccer) and the Jordan Brand, was offset by declines in all other key categories. Unit sales of apparel increased 1%, while lower ASP per unit reduced apparel revenues by approximately 1 percentage point. Lower ASP per unit was primarily due to lower full-price ASP, in part reflecting higher discounts, as well as unfavorable full-price mix, partially offset by the favorable impact of growth in our NIKE Direct business.
On a reported basis, NIKE Direct revenues represented approximately 38% of our total NIKE Brand revenues for the first six months of fiscal 2021 compared to 33% for the first six months of fiscal 2020. Digital sales were $4.4 billion for the first six months of fiscal 2021 compared to $2.4 billion for the first six months of fiscal 2020. On a currency-neutral basis, NIKE Direct revenues increased 22% for the first six months of fiscal 2021, driven by digital sales growth of 81%, partially offset by a 13% decline in comparable store sales driven by reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19.
GROSS MARGIN

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	% CHANGE	2020	2019	% CHANGE
Gross Profit	$4,847	$4,544	7%	$9,588	$9,415	2%
Gross Margin	43.1%	44.0%	(90) bps	43.9%	44.9%	(100) bps
For the second quarter and first six months of fiscal 2021, our consolidated gross margin was 90 and 100 basis points lower than the respective prior year period and reflected unfavorable impacts from COVID-19. For the second quarter of fiscal 2021, the change in gross margin primarily reflected the following factors:
•Lower margin in our NIKE Direct business, reflecting higher promotions to reduce excess inventory as a result of COVID-19 (decreasing gross margin approximately 80 basis points);
•Lower mix of full-price sales (decreasing gross margin approximately 70 basis points);
•Higher other costs, in part reflecting higher warehousing and freight as well as restructuring-related costs related to our organizational realignment, partially offset by lower inventory obsolescence (decreasing gross margin approximately 40 basis points);
•Unfavorable changes in net foreign currency exchange rates, including hedges, (decreasing gross margin approximately 30 basis points); and
•Lower NIKE Brand product costs, on a wholesale equivalent basis, due to favorable product mix, lower air freight and reduced tariffs in North America (increasing gross margin approximately 110 basis points).
For the first six months of fiscal 2021, the change in gross margin primarily reflected the following factors:
•Lower margin in our NIKE Direct business, reflecting higher promotions to reduce excess inventory as a result of COVID-19 (decreasing gross margin approximately 120 basis points);
•Lower mix of full-price sales (decreasing gross margin approximately 70 basis points);
•Unfavorable changes in net foreign currency exchange rates, including hedges, (decreasing gross margin approximately 30 basis points);
•Higher other costs, in part reflecting higher warehousing and freight as well as restructuring-related costs, partially offset by lower inventory obsolescence and the favorable impact from the release of factory cancellation cost accruals due to higher than anticipated consumer demand (decreasing gross margin approximately 10 basis points); and
•Higher NIKE Brand full-price ASP, net of discounts, (increasing gross margin approximately 110 basis points).

TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	% CHANGE	2020	2019	% CHANGE
Demand creation expense(1)	$729	$881	-17%	$1,406	$1,899	-26%
Operating overhead expense	2,538	2,443	4%	4,836	4,753	2%
Total selling and administrative expense	$3,267	$3,324	-2%	$6,242	$6,652	-6%
% of revenues	29.1%	32.2%	(310) bps	28.6%	31.7%	(310) bps
(1)Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary product, television, digital and print advertising and media costs, brand events and retail brand presentation.
SECOND QUARTER OF FISCAL 2021 COMPARED TO SECOND QUARTER OF FISCAL 2020
Demand creation expense decreased 17% for the second quarter of fiscal 2021 due primarily to lower advertising and marketing costs, as well as a decline in sports marketing expense and retail brand presentation costs as a result of COVID-19. This activity was partially offset by an increase in digital marketing to support heightened digital demand. Changes in foreign currency exchange rates increased Demand creation expense by approximately 1 percentage point.
Operating overhead expense increased 4% primarily due to $137 million of restructuring-related costs associated with changes to our organizational model announced in July 2020, as well as continued investments in digital capabilities to support the Consumer Direct Acceleration strategy. These costs were slightly offset by disciplined expense management including lower wage-related expenses and lower travel and related costs. Changes in foreign currency exchange rates increased Operating overhead expense by approximately 1 percentage point.
FIRST SIX MONTHS OF FISCAL 2021 COMPARED TO FIRST SIX MONTHS OF FISCAL 2020
Demand creation expense decreased 26% for the first six months of fiscal 2021, driven by lower advertising and marketing costs, as well as a decline in sports marketing expense and retail brand presentation costs as a result of COVID-19. This activity was partially offset by an increase in digital marketing to support heightened digital demand. Changes in foreign currency exchange rates had an insignificant impact on Demand creation expense.
Operating overhead expense increased 2%, primarily due to $184 million of restructuring-related costs associated with changes to our organizational model announced in July 2020, as well as our continued investments in digital capabilities, partially offset by lower travel and related expenses. Changes in foreign currency exchange rates had an insignificant impact on Operating overhead expense.
For more information related to our organizational realignment and related costs, see Note 14 — Restructuring within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	2020	2019
Other (income) expense, net	$54	$(41)	$40	$(74)
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the second quarter of fiscal 2021, Other (income) expense, net changed from $41 million of other income, net to $54 million of other expense, net in the current year, primarily due to a net detrimental change in foreign currency conversion gains and losses, including hedges, as well as a charge related to our planned, strategic distributor partnership transition within APLA.
For the first six months of fiscal 2021, Other (income) expense, net changed from $74 million of other income, net to $40 million of other expense, net in the current year, primarily due to charges related to our planned, strategic distributor partnership transition within APLA, as well as a net detrimental change in foreign currency conversion gains and losses, including hedges.
For more information related to our distributor partnership transition within APLA, see Note 13 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had favorable impacts of approximately $10 million and unfavorable impacts of approximately $28 million on our Income before income taxes for the second quarter and first six months of fiscal 2021, respectively.

INCOME TAXES

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
	2020	2019	% CHANGE	2020	2019	% CHANGE
Effective tax rate	14.1%	10.7%	340 bps	12.7%	11.7%	100 bps

Our effective tax rate was 14.1% for the second quarter of fiscal 2021, compared to 10.7% for the second quarter of fiscal 2020, primarily due to changes in the proportion of earnings taxed in the U.S. and an increase in tax associated with the recent finalization of U.S. tax regulations, partially offset by a more favorable impact from stock-based compensation.
Our effective tax rate was 12.7% for the first six months of fiscal 2021, compared to 11.7% for the first six months of fiscal 2020, primarily due to changes in the proportion of earnings taxed in the U.S. and the recognition of a reserve in the first quarter of fiscal 2021 related to Altera Corp. v. Commissioner, partially offset by discrete items which include a more favorable impact from stock-based compensation.
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
The breakdown of revenues is as follows:

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$4,006	$3,982	1%	1%	$8,231	$8,275	-1%	0%
Europe, Middle East & Africa	2,958	2,537	17%	12%	5,868	5,310	11%	8%
Greater China	2,298	1,847	24%	19%	4,078	3,526	16%	14%
Asia Pacific & Latin America	1,471	1,468	0%	5%	2,570	2,813	-9%	-3%
Global Brand Divisions(2)	8	10	-20%	-20%	12	16	-25%	-25%
TOTAL NIKE BRAND	10,741	9,844	9%	8%	20,759	19,940	4%	4%
Converse	476	480	-1%	-4%	1,039	1,035	0%	-1%
Corporate(3)	26	2	—	—	39	11	—	—
TOTAL NIKE, INC. REVENUES	$11,243	$10,326	9%	7%	$21,837	$20,986	4%	4%
(1)    The percent change excluding currency changes represents a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" for further information.
(2)    Global Brand Divisions revenues include NIKE Brand licensing as well as other miscellaneous revenues that are not part of a geographic operating segment.
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

The breakdown of earnings before interest and taxes is as follows:

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	% CHANGE	2020	2019	% CHANGE
North America	$1,023	$875	17%	$2,325	$1,975	18%
Europe, Middle East & Africa	660	510	29%	1,352	1,119	21%
Greater China	891	694	28%	1,579	1,363	16%
Asia Pacific & Latin America	424	377	12%	704	718	-2%
Global Brand Divisions	(841)	(872)	4%	(1,694)	(1,729)	2%
TOTAL NIKE BRAND(1)	2,157	1,584	36%	4,266	3,446	24%
Converse	87	90	-3%	255	228	12%
Corporate	(718)	(413)	-74%	(1,215)	(837)	-45%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	1,526	1,261	21%	3,306	2,837	17%
Interest expense (income), net	70	12	—	135	27	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,456	$1,249	17%	$3,171	$2,810	13%
(1)    Total NIKE Brand EBIT and Total NIKE, Inc. EBIT represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for further information.
NORTH AMERICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$2,512	$2,426	4%	4%	$5,469	$5,095	7%	7%
Apparel	1,368	1,417	-3%	-3%	2,493	2,848	-12%	-12%
Equipment	126	139	-9%	-10%	269	332	-19%	-19%
TOTAL REVENUES	$4,006	$3,982	1%	1%	$8,231	$8,275	-1%	0%
Revenues by:
Sales to Wholesale Customers	$2,354	$2,734	-14%	-14%	$5,073	$5,598	-9%	-9%
Sales through NIKE Direct	1,652	1,248	32%	32%	3,158	2,677	18%	18%
TOTAL REVENUES	$4,006	$3,982	1%	1%	$8,231	$8,275	-1%	0%
EARNINGS BEFORE INTEREST AND TAXES	$1,023	$875	17%		$2,325	$1,975	18%
We believe there continues to be a meaningful shift in the way consumers shop for product and make purchasing decisions across each of our geographies. Consumers are demanding a constant flow of fresh and innovative product, and have an expectation for superior service and rapid delivery, all fueled by the shift toward digital and mono-brand experiences in NIKE Direct. We anticipate continued evolution within the retail landscape, driven by shifting consumer traffic patterns across digital and physical channels. Specifically in North America, we remain focused on building long-term momentum with our differentiated strategic wholesale customers and over the last three years have significantly reduced the number of undifferentiated accounts. Additionally, during the second quarter of fiscal 2021, we took further steps towards account and channel consolidation by reprioritizing product allocation to benefit NIKE Direct and our differentiated strategic wholesale customers. We expect over the next two fiscal years, we will more aggressively accelerate these changes as we work to reprofile the shape of the marketplace and recapture wholesale revenue declines over time.
SECOND QUARTER OF FISCAL 2021 COMPARED TO SECOND QUARTER OF FISCAL 2020
On a currency-neutral basis, North America revenues for the second quarter of fiscal 2021 increased 1%, largely driven by significant growth in digital. NIKE Direct revenues increased 32% as strong digital sales growth of 107% more than offset an 11% decline in comparable store sales primarily due to reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19.
Footwear revenues increased 4% on a currency-neutral basis, largely driven by significant growth in digital. Unit sales of footwear decreased 4%, while higher ASP per pair contributed approximately 8 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to the favorable impact of growth in our NIKE Direct business, as well as higher NIKE Direct and full-price ASPs.

On a currency-neutral basis, apparel revenues decreased 3%, as growth in Sportswear was more than offset by lower revenues in several key categories, led by Training, and the divestiture of Hurley in the prior year. Unit sales of apparel were flat while lower ASP per unit reduced apparel revenues by approximately 3 percentage points. The decrease in ASP per unit was primarily driven by lower full-price ASP, in part reflecting higher discounts, partially offset by the favorable impact of growth in our NIKE Direct business and higher NIKE Direct ASP.
Reported EBIT increased 17% driven by lower selling and administrative expense, gross margin expansion and higher revenues. Gross margin increased approximately 100 basis points primarily due to lower product costs reflecting the impact of lower air freight and reduced tariffs, as well as lower inventory obsolescence. These impacts were partially offset by lower full-price ASP, reflecting higher discounts to reduce excess inventory due to COVID-19 and a lower mix of full-price sales. Selling and administrative expense decreased due to lower demand creation and operating overhead expense. The decrease in demand creation expense reflected lower advertising and marketing costs, as well as a decline in retail brand presentation costs, partially offset by continued investments in digital marketing to support heightened digital demand. Operating overhead expense decreased primarily as a result of lower wage-related expense, partially offset by an increase in professional services costs.
FIRST SIX MONTHS OF FISCAL 2021 COMPARED TO FIRST SIX MONTHS OF FISCAL 2020
On a currency-neutral basis, North America revenues for the first six months of fiscal 2021 were flat as growth in Sportswear was offset by declines in nearly all other key categories, led by Training and Running. NIKE Direct revenues increased 18%, primarily due to digital sales growth of 103%, partially offset by comparable store sales contraction of 25%, primarily due to reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19.
Footwear revenues increased 7% on a currency-neutral basis as growth in Sportswear was partially offset by declines in nearly all other key categories, led by Running. Unit sales of footwear increased 2%, while higher ASP per pair contributed approximately 5 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher NIKE Direct and full-price ASPs, as well as the favorable impact of growth in our NIKE Direct business.
On a currency-neutral basis, apparel revenues decreased 12%, driven by declines in most key categories, led by Training, NIKE Basketball, as well as the divestiture of Hurley in the prior year. Unit sales of apparel declined 10% and lower ASP per unit reduced apparel revenues by approximately 2 percentage points. The decrease in ASP per unit was driven by lower full-price ASP and a lower mix of full-price sales, partially offset by the favorable impact of growth in our NIKE Direct business and higher NIKE Direct ASP.
Reported EBIT increased 18% driven by lower selling and administrative expense and gross margin expansion. Gross margin increased approximately 130 basis points due to higher full-price ASP and lower other costs, partially offset by lower margin in our NIKE Direct business and a lower mix of full-price sales. The decrease in other costs was primarily a result of lower inventory obsolescence and the favorable impact from the release of factory cancellation cost accruals due to an increase in consumer demand. Selling and administrative expense decreased due to lower demand creation expense and operating overhead expense. The decrease in demand creation expense was primarily due to lower advertising and marketing costs, retail brand presentation costs and sports marketing expense, partially offset by continued investments in digital marketing to support heightened digital demand. Operating overhead expense decreased primarily as a result of lower wage-related expense, partially offset by an increase in professional services costs.
EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,731	$1,536	13%	8%	$3,533	$3,294	7%	5%
Apparel	1,104	897	23%	18%	2,075	1,766	17%	15%
Equipment	123	104	18%	16%	260	250	4%	3%
TOTAL REVENUES	$2,958	$2,537	17%	12%	$5,868	$5,310	11%	8%
Revenues by:
Sales to Wholesale Customers	$1,985	$1,794	11%	6%	$3,958	$3,836	3%	1%
Sales through NIKE Direct	973	743	31%	25%	1,910	1,474	30%	26%
TOTAL REVENUES	$2,958	$2,537	17%	12%	$5,868	$5,310	11%	8%
EARNINGS BEFORE INTEREST AND TAXES	$660	$510	29%		$1,352	$1,119	21%

SECOND QUARTER OF FISCAL 2021 COMPARED TO SECOND QUARTER OF FISCAL 2020
On a currency-neutral basis, EMEA revenues for the second quarter of fiscal 2021 grew 12%, driven by higher revenues across most territories, led by UK & Ireland, Central Europe and Northern Europe, which grew 32%, 21% and 7%, respectively. Revenues increased in all key categories, led by Sportswear, Football (Soccer) and the Jordan Brand. NIKE Direct revenues increased 25% driven by strong digital sales growth of 96%, partially offset by comparable store sales contraction of 20% primarily due to reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19.
Currency-neutral footwear revenues grew 8%, driven by higher revenues in nearly all key categories, led by the Jordan Brand, Training and Sportswear. Unit sales of footwear increased 9%, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point, primarily due to unfavorable full-price mix.
Currency-neutral apparel revenues increased 18% due to growth in most key categories, led by Football (Soccer) and Sportswear. Unit sales of apparel increased 19%, while lower ASP per unit reduced apparel revenues by approximately 1 percentage point. Lower ASP per unit was primarily due to lower NIKE Direct ASP and a lower mix of NIKE Direct sales, as well as lower off-price ASP, which more than offset higher full-price ASP, in part reflecting lower discounts.
Reported EBIT increased 29% as higher revenues and lower selling and administrative expense more than offset a decline in gross margin. Gross margin decreased approximately 200 basis points as lower product costs due to favorable product mix were more than offset by unfavorable changes in standard foreign currency exchange rates, lower margin in our NIKE Direct business, and a lower mix of full-price sales. Lower margin in our NIKE Direct business was driven by higher promotions to reduce excess inventory due to COVID-19. Selling and administrative expense decreased due to lower demand creation expense, while operating overhead expense was flat. Lower demand creation expense was driven by lower advertising and marketing expense.
FIRST SIX MONTHS OF FISCAL 2021 COMPARED TO FIRST SIX MONTHS OF FISCAL 2020
On a currency-neutral basis, EMEA revenues for the first six months of fiscal 2021 grew 8%, driven by higher revenues across most territories, led by UK & Ireland and Central Europe, which grew 31% and 17%, respectively. Revenues increased in all key categories, led by Sportswear, the Jordan Brand and Football (Soccer). NIKE Direct revenues increased 26% driven by digital sales growth of 105%, partially offset by a 15% decline in comparable store sales primarily due to reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19.
Currency-neutral footwear revenues grew 5%, driven by higher revenues in nearly all key categories, led by the Jordan Brand. Unit sales of footwear increased 1% and higher ASP per pair contributed approximately 4 percentage points of footwear revenue growth resulting from higher full-price ASP.
Currency-neutral apparel revenues increased 15% due to growth in all key categories, led by Football (Soccer) and Sportswear. Unit sales of apparel increased 14% and higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price ASP, in part reflecting lower discounts.
Reported EBIT increased 21% for the first six months of fiscal 2021 as higher revenues and lower selling and administrative expense more than offset a decline in gross margin. Gross margin decreased approximately 290 basis points as lower NIKE Direct margins driven by higher promotions to reduce excess inventory due to COVID-19, unfavorable changes in standard foreign currency exchange rates and a lower mix of full-price sales, more than offset lower product costs. Selling and administrative expense decreased due to lower demand creation and operating overhead expense. The decrease in demand creation expense was driven by lower advertising and marketing costs, as well as lower sports marketing expense. Lower operating overhead expense was primarily due to lower travel and related expenses, partially offset by increases in professional services costs.

GREATER CHINA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,567	$1,247	26%	20%	$2,818	$2,411	17%	15%
Apparel	681	563	21%	16%	1,159	1,028	13%	11%
Equipment	50	37	35%	29%	101	87	16%	14%
TOTAL REVENUES	$2,298	$1,847	24%	19%	$4,078	$3,526	16%	14%
Revenues by:
Sales to Wholesale Customers	$1,159	$1,028	13%	8%	$2,123	$2,014	5%	4%
Sales through NIKE Direct	1,139	819	39%	33%	1,955	1,512	29%	27%
TOTAL REVENUES	$2,298	$1,847	24%	19%	$4,078	$3,526	16%	14%
EARNINGS BEFORE INTEREST AND TAXES	$891	$694	28%		$1,579	$1,363	16%
SECOND QUARTER OF FISCAL 2021 COMPARED TO SECOND QUARTER OF FISCAL 2020
On a currency-neutral basis, Greater China revenues for the second quarter of fiscal 2021 increased 19% due to higher revenues in nearly all key categories, led by Sportswear, the Jordan Brand and NIKE Basketball. NIKE Direct revenues increased 33% due to digital sales growth of 37%, comparable store sales growth of 27% and the addition of new stores.
Currency-neutral footwear revenues increased 20% for the second quarter of fiscal 2021 driven by higher revenues in most key categories, primarily Sportswear, the Jordan Brand and NIKE Basketball. Unit sales of footwear increased 24%, while lower ASP per pair reduced footwear revenues by approximately 4 percentage points, driven by lower NIKE Direct and full-price ASPs, as well as unfavorable full-price mix.
Currency-neutral apparel revenues grew 16% for the second quarter of fiscal 2021 due to higher revenues in nearly all key categories, led by Sportswear, the Jordan Brand and Training. Unit sales of apparel increased 21%, while lower ASP per unit reduced apparel revenues by approximately 5 percentage points as unfavorable full-price mix and lower NIKE Direct ASP, more than offset higher off-price ASP.
Reported EBIT increased 28% for the second quarter of fiscal 2021 as higher revenues and lower selling and administrative expense more than offset a decline in gross margin. Gross margin decreased approximately 260 basis points reflecting unfavorable changes in standard foreign currency exchange rates and lower margin in our NIKE Direct business driven by higher promotions to reduce excess inventory, as well as a lower mix of full-price sales. Selling and administrative expense decreased due to lower demand creation expense, partially offset by higher operating overhead expense. Demand creation expense decreased primarily due to lower advertising and marketing expenses. Growth in operating overhead expense was driven by higher investments within our NIKE Direct operations.
FIRST SIX MONTHS OF FISCAL 2021 COMPARED TO FIRST SIX MONTHS OF FISCAL 2020
On a currency-neutral basis, Greater China revenues for the first six months of fiscal 2021 increased 14%, driven by higher revenues in nearly all key categories, led by Sportswear, the Jordan Brand and NIKE Basketball. NIKE Direct revenues increased 27%, driven by digital sales growth of 34%, comparable store sales growth of 20% and the addition of new stores.
Currency-neutral footwear revenues increased 15%, driven by growth in most key categories, led by Sportswear, the Jordan Brand and NIKE Basketball. Unit sales of footwear increased 22%, while lower ASP per pair reduced footwear revenues by approximately 7 percentage points. Lower ASP was driven by lower NIKE Direct ASP and unfavorable full-price mix.
Currency-neutral apparel revenue growth of 11% was fueled by higher revenues in nearly all key categories, most notably Sportswear and the Jordan Brand. Unit sales of apparel increased 15%, while lower ASP per unit reduced apparel revenues by approximately 4 percentage points. Lower ASP was driven by an unfavorable full-price mix and lower NIKE Direct ASP, slightly offset by higher off-price ASP.
Reported EBIT increased 16%, as higher revenues and lower selling and administrative expense more than offset a decline in gross margin. Gross margin decreased approximately 390 basis points primarily due to lower margin in our NIKE Direct business, unfavorable changes in standard foreign currency exchange rates and higher product costs. Selling and administrative expense decreased due to lower demand creation expense, partially offset by higher operating overhead expense. Demand creation expense decreased primarily due to lower advertising and marketing expenses. Growth in operating overhead expense was driven by higher investments within our NIKE Direct operations.

ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$991	$997	-1%	5%	$1,749	$1,927	-9%	-3%
Apparel	432	410	5%	9%	733	766	-4%	0%
Equipment	48	61	-21%	-17%	88	120	-27%	-22%
TOTAL REVENUES	$1,471	$1,468	0%	5%	$2,570	$2,813	-9%	-3%
Revenues by:
Sales to Wholesale Customers	$925	$1,022	-9%	-5%	$1,633	$1,972	-17%	-11%
Sales through NIKE Direct	546	446	22%	27%	937	841	11%	16%
TOTAL REVENUES	$1,471	$1,468	0%	5%	$2,570	$2,813	-9%	-3%
EARNINGS BEFORE INTEREST AND TAXES	$424	$377	12%		$704	$718	-2%
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
SECOND QUARTER OF FISCAL 2021 COMPARED TO SECOND QUARTER OF FISCAL 2020
On a currency-neutral basis, APLA revenues increased 5% for the second quarter of fiscal 2021. The increase was due to higher revenues across most territories, led by Korea and SOCO (which comprises Argentina, Chile and Uruguay), which increased 17% and 18%, respectively. Revenues increased due to growth in Sportswear and the Jordan Brand, partially offset by lower revenues in all other key categories. NIKE Direct revenues increased 27%, driven by digital sales growth of 92%, partially offset by comparable store sales contraction of 3% primarily due to reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19.
Currency-neutral footwear revenues increased 5% for the second quarter of fiscal 2021 due to higher revenues in most key categories, primarily the Jordan Brand and Sportswear, partially offset by Running. Unit sales of footwear decreased 6%, while higher ASP per pair contributed approximately 11 percentage points. Higher ASP per pair was driven by higher full-price ASP, in part reflecting inflationary conditions in our SOCO territory, as well as the favorable impact of growth in our NIKE Direct business.
Currency-neutral apparel revenues increased 9% for the second quarter of fiscal 2021 due to higher revenues in most key categories, primarily Sportswear. Unit sales of apparel increased 8%, and higher ASP per unit contributed approximately 1 percentage point to apparel revenue growth, driven by higher full-price ASP, in part reflecting inflationary conditions in our SOCO territory.
Reported EBIT increased 12% for the second quarter of fiscal 2021 as lower selling and administrative more than offset a decline in gross margin. Gross margin decreased approximately 40 basis points as higher full-price ASP, in part reflecting inflationary conditions in our SOCO territory, was more than offset by higher product costs, lower margin in our NIKE Direct business and unfavorable changes in standard foreign currency exchange rates. Lower margin in our NIKE Direct business was driven by higher promotions to reduce excess inventory due to COVID-19. Selling and administrative expense decreased due to lower demand creation and operating overhead expense. The decrease in demand creation expense was primarily due to lower advertising and marketing costs, as well as a decline in sports marketing expense. Lower operating overhead expense was primarily due to lower travel and related expenses.
FIRST SIX MONTHS OF FISCAL 2021 COMPARED TO FIRST SIX MONTHS OF FISCAL 2020
On a currency-neutral basis, APLA revenues decreased 3% for the first six months of fiscal 2021. The decline was due to lower revenues across most territories, led by a 61% decline in our Latin America third-party distributor business due to impacts from COVID-19, partially offset by higher revenues in Korea, which increased 12%. Revenues decreased in most key categories, led by Running and Football (Soccer), partially offset by higher revenues in the Jordan Brand and Sportswear. NIKE Direct revenues increased 16%, primarily fueled by digital sales growth of 91%, partially offset by comparable store sales contraction of 16% primarily due to reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19.

Currency-neutral footwear revenues decreased 3% for the first six months of fiscal 2021 due to lower revenues in most key categories, primarily Running and Football (Soccer), partially offset by growth in the Jordan Brand. Unit sales of footwear decreased 15%, while higher ASP per pair contributed approximately 12 percentage points of footwear revenue growth, driven by higher full-price ASP, in part reflecting inflationary conditions in our SOCO territory, as well as the favorable impact of growth in our NIKE Direct business.
Currency-neutral apparel revenues were flat for the first six months of fiscal 2021, as higher revenues in Sportswear were offset by lower revenues in nearly all other key categories, most notably Running. Unit sales of apparel decreased 3%, offset by higher ASP per unit, which contributed approximately 3 percentage points of apparel revenue growth. Higher ASP per unit was driven by higher full-price ASP, in part reflecting inflationary conditions in our SOCO territory.
Reported EBIT decreased 2% for the first six months of fiscal 2021 primarily due to lower revenues and a decline in gross margin, partially offset by lower selling and administrative expense. Gross margin decreased approximately 70 basis points as higher full-price ASP, in part reflecting inflationary conditions in our SOCO territory, was more than offset by higher product costs, lower margin in our NIKE Direct business, unfavorable standard foreign currency exchange rates and a lower mix of full-price sales. Lower margin in our NIKE Direct business was driven by higher promotions to reduce excess inventory due to COVID-19. Selling and administrative expense decreased due to lower demand creation and operating overhead expense. The decrease in demand creation expense was primarily due to lower advertising and marketing expense, as well as a decline in sports marketing costs. Lower operating overhead expense was primarily due to lower travel and related expenses.
GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$8	$10	-20%	-20%	$12	$16	-25%	-25%
Earnings (Loss) Before Interest and Taxes	$(841)	$(872)	4%		$(1,694)	$(1,729)	2%
Global Brand Divisions primarily represent demand creation and operating overhead expense, including product creation and design expenses that are centrally managed for the NIKE Brand, as well as costs associated with NIKE Direct global digital operations and enterprise technology. Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment.
SECOND QUARTER OF FISCAL 2021 COMPARED TO SECOND QUARTER OF FISCAL 2020
Global Brand Divisions' loss before interest and taxes decreased 4% for the second quarter of fiscal 2021 driven by lower total selling and administrative expense. Operating overhead expense decreased, primarily due to lower wage-related costs and lower travel and related expenses, partially offset by our continued investment in digital capabilities. Lower demand creation expense was primarily due to lower sports marketing expense, partially offset by higher advertising and marketing costs.
FIRST SIX MONTHS OF FISCAL 2021 COMPARED TO FIRST SIX MONTHS OF FISCAL 2020
Global Brand Divisions' loss before interest and taxes decreased 2% for the first six months of fiscal 2021 driven by lower total selling and administrative expense. Lower demand creation expense was primarily due to lower sports marketing costs. The decrease in operating overhead expense was primarily due lower travel and related expenses as well as lower wage-related costs, partially offset by our continued investment in digital capabilities.

CONVERSE

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2020	2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$416	$416	0%	-3%	$929	$912	2%	1%
Apparel	32	30	7%	0%	54	56	-4%	-6%
Equipment	7	6	17%	19%	16	15	7%	8%
Other(1)	21	28	-25%	-19%	40	52	-23%	-18%
TOTAL REVENUES	$476	$480	-1%	-4%	$1,039	$1,035	0%	-1%
Revenues by:
Sales to Wholesale Customers	$259	$286	-9%	-13%	$632	$653	-3%	-5%
Sales through Direct to Consumer	196	166	18%	15%	367	330	11%	10%
Other(1)	21	28	-25%	-19%	40	52	-23%	-18%
TOTAL REVENUES	$476	$480	-1%	-4%	$1,039	$1,035	0%	-1%
EARNINGS BEFORE INTEREST AND TAXES	$87	$90	-3%		$255	$228	12%
(1)    Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.
SECOND QUARTER OF FISCAL 2021 COMPARED TO SECOND QUARTER OF FISCAL 2020
On a currency-neutral basis, Converse revenues decreased 4% for the second quarter of fiscal 2021. The decrease in revenues was driven by declines in wholesale revenues in North America and Europe as a result of supply chain management and strategic distribution shifts, partially offset by growth in Asia. Direct to consumer revenues increased 15%, as strong digital sales growth across all geographies more than offset declines from Converse owned stores, reflecting the ongoing impact of COVID-19. Combined unit sales within the wholesale and direct to consumer channels decreased 11%, while ASP increased 9%, primarily due to growth in digital.
Reported EBIT decreased 3%, driven by declines in gross margin, partially offset by lower selling and administrative expense. Gross margin decreased approximately 230 basis points as higher full-price ASP due to product mix was offset by lower margin in our direct to consumer channel, higher product costs due to product mix, a lower mix of full-price sales, lower revenues in our licensing business and unfavorable changes in standard foreign currency exchange rates. Lower margin in direct to consumer was driven by higher promotions to reduce excess inventory due to COVID-19. Selling and administrative expense decreased primarily due to lower operating overhead, partially offset by increased demand creation expense. Operating overhead expense decreased primarily due to lower travel and related expenses. Demand creation expense increased primarily as a result of higher advertising costs.
FIRST SIX MONTHS OF FISCAL 2021 COMPARED TO FIRST SIX MONTHS OF FISCAL 2020
On a currency-neutral basis, Converse revenues decreased 1% for the first six months of fiscal 2021, driven by lower wholesale revenues in North America, as a result of supply chain management and strategic distribution shifts, partially offset by growth in Asia. Direct to consumer revenues increased 10%, as strong digital sales growth across all geographies more than offset declines from Converse owned stores reflecting the ongoing impact of COVID-19. Combined unit sales within the wholesale and direct to consumer channels decreased 3%, while ASP increased 4%, primarily due to growth in digital.
Reported EBIT increased 12%, primarily due to lower selling and administrative expense, partially offset by lower gross margin. Gross margin decreased approximately 220 basis points as higher full-price ASP was more than offset by lower margin in our direct to consumer channel, higher product costs due to product mix, unfavorable changes in standard foreign currency exchange rates and lower revenues in our licensing business. Lower margin in direct to consumer was driven by higher promotions to reduce excess inventory due to COVID-19. Selling and administrative expense decreased due to lower operating overhead and demand creation expense. Operating overhead expense decreased primarily due to lower administrative expenses. Demand creation expense decreased as a result of lower advertising and marketing costs, as well as lower retail brand presentation costs.

CORPORATE

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2020	2019	% CHANGE	2020	2019	% CHANGE
Revenues	$26	$2	—	$39	$11	—
Earnings (Loss) Before Interest and Taxes	$(718)	$(413)	-74%	$(1,215)	$(837)	-45%
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
SECOND QUARTER OF FISCAL 2021 COMPARED TO SECOND QUARTER OF FISCAL 2020
Corporate's loss before interest and taxes increased $305 million for the second quarter of fiscal 2021, primarily due to the following:
•an unfavorable change of $276 million in part due to $171 million of restructuring-related costs associated with changes to our organizational model announced in July 2020, as well as a charge related to our planned, strategic distributor partnership transition within APLA;
•an unfavorable change in net foreign currency gains and losses of $53 million related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and
•a favorable change of $24 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin.
FIRST SIX MONTHS OF FISCAL 2021 COMPARED TO FIRST SIX MONTHS OF FISCAL 2020
Corporate's loss before interest and taxes increased $378 million for the first six months of fiscal 2021, primarily due to the following:
•an unfavorable change of $416 million in part due to $218 million of restructuring-related costs associated with changes to our organizational model announced in July 2020, as well as charges related to our planned, strategic distributor partnership transition within APLA;
•a favorable change of $100 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin; and
•an unfavorable change in net foreign currency gains and losses of $62 million related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.
For more information related to our distributor partnership transition within APLA, as well as more information related to our organizational realignment and related costs, see Note 13 — Acquisitions and Divestitures and Note 14 — Restructuring, respectively, within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the six months ended November 30, 2020, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K.
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

TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $184 million and $73 million for the three and six months ended November 30, 2020, respectively, and a detriment of approximately $233 million and $546 million for the three and six months ended November 30, 2019, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $63 million and $34 million for the three and six months ended November 30, 2020, respectively, and a detriment of approximately $66 million and $152 million for the three and six months ended November 30, 2019, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Argentina subsidiary within our APLA operating segment is operating in a hyper-inflationary market. As a result, beginning in the second quarter of fiscal 2019, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. Dollar. As of and for the three and six months ended November 30, 2020, this change did not have a material impact on our results of operations or financial condition and we do not anticipate it will have a material impact in future periods based on current rates.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had a favorable impact of approximately $10 million and an unfavorable impact of approximately $28 million on our Income before income taxes for the three months and six months ended November 30, 2020, respectively.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $3,355 million for the first six months of fiscal 2021, compared to $1,306 million for the first six months of fiscal 2020. Net income, adjusted for non-cash items, generated $3,283 million of operating cash inflow for the first six months of fiscal 2021, compared to $2,906 million for the first six months of fiscal 2020. The net change in working capital and other assets and liabilities resulted in an increase to Cash provided (used) by operations of $72 million for the first six months of fiscal 2021 compared to a decrease of $1,600 million for the first six months of fiscal 2020. This favorable impact on Cash provided (used) by operations was primarily the result of a $1,929 million decrease in Inventories driven by our intentional supply and demand management, as well as strong digital sales growth.
Cash provided (used) by investing activities was an outflow of $2,877 million for the first six months of fiscal 2021, compared to $788 million for the first six months of fiscal 2020, driven by the net change in short-term investments. For the first six months of fiscal 2021, the net change in short-term investments (including sales, maturities and purchases) resulted in a cash outflow of $2,789 million compared to $157 million for the first six months of fiscal 2020.
Cash provided (used) by financing activities was an outflow of $292 million for the first six months of fiscal 2021 compared to $1,868 million for the first six months of fiscal 2020, with the decrease from the prior period driven by our election to temporarily suspend share repurchases, resulting in no share repurchases for the first six months of fiscal 2021 compared to $1,921 million in the first six months of fiscal 2020.

As of November 30, 2020, we had repurchased 45.2 million shares at a cost of approximately $4.0 billion (an average price of $89.00 per share) under the four-year, $15 billion share repurchase program approved by the Board of Directors in June 2018. To enhance our liquidity position in response to COVID-19, during the fourth quarter of fiscal 2020, we elected to temporarily suspend share repurchases under our existing share repurchase program. As such, there were no share repurchases made during the quarter ended November 30, 2020. The existing program remains authorized by the Board of Directors and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt.
CAPITAL RESOURCES
On July 23, 2019, we filed a shelf registration statement (the “Shelf”) with the U.S. Securities and Exchange Commission (SEC) which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 23, 2022.
Our committed credit facilities remain unchanged from the information previously reported on Form 10-K for the fiscal year ended May 31, 2020. As of November 30, 2020 and May 31, 2020, no amounts were outstanding under our committed credit facilities. We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes. As of November 30, 2020, we were in full compliance of the covenants under our committed credit facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future.
Liquidity is also provided by our $4 billion commercial paper program. During the three months ended November 30, 2020, the maximum amount of commercial paper borrowings outstanding at any point was $112 million. As of November 30, 2020 and May 31, 2020, the Company had $23 million and $248 million of borrowings outstanding at a weighted average interest rate of 1.76% and 1.65%, respectively. We may continue to issue commercial paper or other debt securities depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
To date, in fiscal 2021, we have not experienced difficulty accessing the credit markets; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of November 30, 2020, we had cash, cash equivalents and short-term investments totaling $11.8 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. government sponsored enterprise obligations, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of November 30, 2020, the weighted-average days to maturity of our cash equivalents and short-term investments portfolio was 33 days.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of November 30, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2020.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2018, the Board of Directors approved a four-year, $15 billion share repurchase program. As of November 30, 2020, the Company had repurchased 45.2 million shares at an average price of $89.00 per share for a total approximate cost of $4.0 billion under this program. To enhance our liquidity position in response to COVID-19, during the fourth quarter of fiscal 2020, we elected to temporarily suspend share repurchases under our existing share repurchase program. As such, there were no share repurchases made during the quarter ended November 30, 2020. The existing program remains authorized by the Board of Directors and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.

ITEM 6. EXHIBITS
(a) EXHIBITS:

3.	Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 19, 2020).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
10.1	NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 18, 2020).
31.1†	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2†	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)
† Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC. an Oregon Corporation
By:	/s/ MATTHEW FRIEND Matthew Friend Chief Financial Officer and Authorized Officer
Date:	January 5, 2021