Form 10-Q
period 2021-02-28
NIKE, Inc.
filed 2021-04-02
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of March 26, 2021, the number of shares of the Registrant's Common Stock outstanding were:
Class A	305,011,252
Class B	1,274,955,822
1,579,967,074

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
(In millions, except per share data)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	FEBRUARY 28, 2021	FEBRUARY 29, 2020
Revenues	$10,357	$10,104	$32,194	$31,090
Cost of sales	5,638	5,631	17,887	17,202
Gross profit	4,719	4,473	14,307	13,888
Demand creation expense	711	870	2,117	2,769
Operating overhead expense	2,330	2,413	7,166	7,166
Total selling and administrative expense	3,041	3,283	9,283	9,935
Interest expense (income), net	64	12	199	39
Other (income) expense, net	(22)	297	18	223
Income before income taxes	1,636	881	4,807	3,691
Income tax expense	187	34	589	362
NET INCOME	$1,449	$847	$4,218	$3,329
Earnings per common share:
Basic	$0.92	$0.54	$2.68	$2.13
Diluted	$0.90	$0.53	$2.62	$2.09
Weighted average common shares outstanding:
Basic	1,578.0	1,556.3	1,570.9	1,559.8
Diluted	1,616.9	1,591.6	1,607.3	1,594.6
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	FEBRUARY 28, 2021	FEBRUARY 29, 2020
Net income	$1,449	$847	$4,218	$3,329
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	98	(42)	494	(103)
Change in net gains (losses) on cash flow hedges	(117)	(68)	(878)	(187)
Change in net gains (losses) on other	2	1	(6)	2
Total other comprehensive income (loss), net of tax	(17)	(109)	(390)	(288)
TOTAL COMPREHENSIVE INCOME	$1,432	$738	$3,828	$3,041
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	FEBRUARY 28,	MAY 31,
(In millions)	2021	2020
ASSETS
Current assets:
Cash and equivalents	$8,516	$8,348
Short-term investments	4,012	439
Accounts receivable, net	3,669	2,749
Inventories	6,693	7,367
Prepaid expenses and other current assets	1,810	1,653
Total current assets	24,700	20,556
Property, plant and equipment, net	4,958	4,866
Operating lease right-of-use assets, net	3,149	3,097
Identifiable intangible assets, net	271	274
Goodwill	242	223
Deferred income taxes and other assets	2,865	2,326
TOTAL ASSETS	$36,185	$31,342
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3
Notes payable	4	248
Accounts payable	2,257	2,248
Current portion of operating lease liabilities	470	445
Accrued liabilities	5,907	5,184
Income taxes payable	256	156
Total current liabilities	8,894	8,284
Long-term debt	9,412	9,406
Operating lease liabilities	2,964	2,913
Deferred income taxes and other liabilities	2,984	2,684
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 305 and 315 shares outstanding	—	—
Class B — 1,274 and 1,243 shares outstanding	3	3
Capital in excess of stated value	9,645	8,299
Accumulated other comprehensive income (loss)	(446)	(56)
Retained earnings (deficit)	2,729	(191)
Total shareholders' equity	11,931	8,055
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$36,185	$31,342
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020
Cash provided (used) by operations:
Net income	$4,218	$3,329
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	543	513
Deferred income taxes	(291)	(372)
Stock-based compensation	467	303
Amortization, impairment and other	33	383
Net foreign currency adjustments	(130)	(49)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(837)	(475)
(Increase) decrease in inventories	674	(455)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(406)	(494)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	374	(197)
Cash provided (used) by operations	4,645	2,486
Cash provided (used) by investing activities:
Purchases of short-term investments	(7,441)	(1,775)
Maturities of short-term investments	2,203	20
Sales of short-term investments	1,588	1,764
Additions to property, plant and equipment	(521)	(797)
Other investing activities	184	30
Cash provided (used) by investing activities	(3,987)	(758)
Cash provided (used) by financing activities:
Increase (decrease) in notes payable	(51)	—
Repayment of borrowings	(196)	(5)
Proceeds from exercise of stock options and other stock issuances	969	678
Repurchase of common stock	—	(2,865)
Dividends — common and preferred	(1,203)	(1,071)
Other financing activities	(131)	(47)
Cash provided (used) by financing activities	(612)	(3,310)
Effect of exchange rate changes on cash and equivalents	122	(21)
Net increase (decrease) in cash and equivalents	168	(1,603)
Cash and equivalents, beginning of period	8,348	4,466
CASH AND EQUIVALENTS, END OF PERIOD	$8,516	$2,863
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$116	$115
Dividends declared and not paid	437	384
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at November 30, 2020	305	$—	1,270	$3	$9,336	$(429)	$1,730	$10,640
Stock options exercised			4		187			187
Dividends on common stock ($0.275 per share)							(436)	(436)
Issuance of shares to employees, net of shares withheld for employee taxes					(20)		(14)	(34)
Stock-based compensation					142			142
Net income							1,449	1,449
Other comprehensive income (loss)						(17)		(17)
Balance at February 28, 2021	305	$—	1,274	$3	$9,645	$(446)	$2,729	$11,931

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at November 30, 2019	315	$—	1,244	$3	$7,719	$52	$1,577	$9,351
Stock options exercised			6		199			199
Repurchase of Class B Common Stock			(10)		(48)		(909)	(957)
Dividends on common stock ($0.245 per share)							(383)	(383)
Issuance of shares to employees, net of shares withheld for employee taxes					(12)		(4)	(16)
Stock-based compensation					113			113
Net income							847	847
Other comprehensive income (loss)						(109)		(109)
Balance at February 29, 2020	315	$—	1,240	$3	$7,971	$(57)	$1,128	$9,045
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2020	315	$—	1,243	$3	$8,299	$(56)	$(191)	$8,055
Stock options exercised			19		844			844
Conversion to Class B Common Stock	(10)		10					—
Dividends on common stock ($0.795 per share) and preferred stock ($0.10 per share)							(1,256)	(1,256)
Issuance of shares to employees, net of shares withheld for employee taxes			2		35		(42)	(7)
Stock-based compensation					467			467
Net income							4,218	4,218
Other comprehensive income (loss)						(390)		(390)
Balance at February 28, 2021	305	$—	1,274	$3	$9,645	$(446)	$2,729	$11,931

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2019	315	$—	1,253	$3	$7,163	$231	$1,643	$9,040
Stock options exercised			17		580			580
Repurchase of Class B Common Stock			(32)		(150)		(2,724)	(2,874)
Dividends on common stock ($0.710 per share) and preferred stock ($0.10 per share)							(1,110)	(1,110)
Issuance of shares to employees, net of shares withheld for employee taxes			2		75		(9)	66
Stock-based compensation					303			303
Net income							3,329	3,329
Other comprehensive income (loss)						(288)		(288)
Adoption of ASC Topic 842							(1)	(1)
Balance at February 29, 2020	315	$—	1,240	$3	$7,971	$(57)	$1,128	$9,045
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company” or “NIKE”) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2020 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the three and nine months ended February 28, 2021 are not necessarily indicative of results to be expected for the entire fiscal year.
The extent to which the evolving COVID-19 pandemic impacts the Company's financial statements will depend on a number of factors, including the magnitude and duration of the pandemic. There remains risk that COVID-19 could have material adverse impacts on future revenue growth as well as overall profitability and may lead to higher than normal inventory levels in various markets, adverse impacts to the global supply chain, revised payment terms with certain wholesale customers, higher sales-related reserves and a volatile effective tax rate driven by changes in the mix of earnings across the Company's jurisdictions.

NOTE 2 — INVENTORIES
Inventory balances of $6,693 million and $7,367 million at February 28, 2021 and May 31, 2020, respectively, were substantially all finished goods.

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	FEBRUARY 28,	MAY 31,
(Dollars in millions)	2021	2020
Compensation and benefits, excluding taxes	$1,219	$1,248
Sales-related reserves	1,146	1,178
Fair value of derivatives	463	190
Allowance for expected loss on sale(1)	373	405
Other	2,706	2,163
TOTAL ACCRUED LIABILITIES	$5,907	$5,184
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

The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of February 28, 2021 and May 31, 2020, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	FEBRUARY 28, 2021
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$586	$586	$—
Level 1:
U.S. Treasury securities	3,406	5	3,401
Level 2:
Commercial paper and bonds	704	100	604
Money market funds	6,586	6,586	—
Time deposits	1,240	1,239	1
U.S. Agency securities	6	—	6
Total Level 2	8,536	7,925	611
TOTAL	$12,528	$8,516	$4,012

	MAY 31, 2020
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$596	$596	$—
Level 1:
U.S. Treasury securities	1,204	800	404
Level 2:
Commercial paper and bonds	32	—	32
Money market funds	5,973	5,973	—
Time deposits	981	979	2
U.S. Agency securities	1	—	1
Total Level 2	6,987	6,952	35
TOTAL	$8,787	$8,348	$439
As of February 28, 2021, the Company held $3,443 million of available-for-sale debt securities with maturity dates within one year and $569 million with maturity dates over one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $8 million and $16 million for the three months ended February 28, 2021 and February 29, 2020, respectively, and $21 million and $51 million for the nine months ended February 28, 2021 and February 29, 2020, respectively.
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	FEBRUARY 28, 2021
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$80	$62	$18	$544	$462	$82
Embedded derivatives	—	—	—	1	1	—
TOTAL	$80	$62	$18	$545	$463	$82
(1)If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $80 million as of February 28, 2021. As of that date, the Company had posted $183 million of cash collateral to various counterparties related to foreign exchange derivative instruments. No amount of collateral was received on the Company's derivative asset balance as of February 28, 2021.

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
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $10,320 million at February 28, 2021 and $10,645 million at May 31, 2020.
For fair value information regarding Notes payable, refer to Note 5 — Short-Term Borrowings and Credit Lines.

NOTE 5 — SHORT-TERM BORROWINGS AND CREDIT LINES
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.
As of February 28, 2021, the Company had no borrowings outstanding under its $4 billion commercial paper program. As of May 31, 2020, the Company had $248 million of borrowings outstanding at a weighted average interest rate of 1.65% under its $4 billion commercial paper program. Commercial paper repayments with original maturities greater than three months are included in Repayment of borrowings on the Unaudited Condensed Consolidated Statements of Cash Flows.
On March 15, 2021, subsequent to the end of the third quarter of fiscal 2021, the Company entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings, with the option to increase borrowings up to $1.5 billion in total upon lender approval. The facility matures on March 14, 2022, with a 364-day extension option up to 30 days prior to the existing termination date, provided that in no event shall it extend beyond March 13, 2023. This facility replaces the prior $2 billion credit facility agreement entered into on April 6, 2020, which would have matured on April 5, 2021. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing London Interbank Offered Rate (LIBOR) plus 0.50%. The facility fee is 0.03% of the total undrawn commitment. Additionally, the Company decreased its $4 billion commercial paper program to $3 billion in connection with the new credit facility agreement. As of April 2, 2021, no amounts were outstanding under this committed credit facility and there were no borrowings under the commercial paper program.
There have been no other changes to the credit lines reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

NOTE 6 — INCOME TAXES
The effective tax rate was 12.3% and 9.8% for the nine months ended February 28, 2021 and February 29, 2020, respectively. The increase in the Company's effective tax rate was due to a shift in the proportion of earnings taxed in the U.S., in part due to the impact of the COVID-19 pandemic and less favorable impacts from discrete items, such as a modification of the treatment of certain research and development expenditures recognized in the prior year. Additionally, the increase was due to the recognition of a reserve in the first quarter of fiscal 2021 related to Altera Corp. v. Commissioner, where the taxpayer was denied a hearing before the U.S. Supreme Court on June 22, 2020, thereby ratifying the Ninth Circuit Court's decision and requiring the inclusion of stock-based compensation in intercompany cost-sharing arrangements.

As of February 28, 2021, total gross unrecognized tax benefits, excluding related interest and penalties, were $877 million, $622 million of which would affect the Company's effective tax rate if recognized in future periods. During the nine months ended February 28, 2021, the Company recognized $74 million of gross unrecognized tax benefits related to Altera Corp. v. Commissioner discussed above, of which $69 million impacted the effective tax rate. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2020, total gross unrecognized tax benefits, excluding related interest and penalties, were $771 million. The liability for payment of interest and penalties increased by $41 million during the nine months ended February 28, 2021. As of February 28, 2021 and May 31, 2020, accrued interest and penalties related to uncertain tax positions were $199 million and $158 million, respectively (excluding federal benefit).
The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service ("IRS") for fiscal years 2017 through 2019. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments.
Tax years after 2010 remain open in certain major foreign jurisdictions. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $50 million within the next 12 months. In January 2019, the European Commission opened a formal investigation to examine whether the Netherlands has breached State Aid rules when granting certain tax rulings to the Company. The Company believes the investigation is without merit. If this matter is adversely resolved, the Netherlands may be required to assess additional amounts with respect to current and prior periods, and the Company's Netherlands income taxes in the future could increase.

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
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	FEBRUARY 28, 2021	FEBRUARY 29, 2020
Stock options(1)	$73	$64	$250	$170
ESPPs	15	11	50	35
Restricted stock(1)	54	38	167	98
TOTAL STOCK-BASED COMPENSATION EXPENSE	$142	$113	$467	$303
(1)Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option and restricted stock expense is primarily recorded for employees meeting certain retirement eligibility requirements and certain employees impacted by the Company's organizational realignment. For more information see Note 14 — Restructuring.
The income tax benefit related to stock-based compensation expense was $67 million for both the three months ended February 28, 2021 and February 29, 2020 and $256 million and $181 million for the nine months ended February 28, 2021 and February 29, 2020, respectively.

STOCK OPTIONS
The weighted average fair value per share of the options granted during the nine months ended February 28, 2021 and February 29, 2020, computed as of the grant date using the Black-Scholes pricing model, was $26.75 and $18.71, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	NINE MONTHS ENDED
	FEBRUARY 28, 2021	FEBRUARY 29, 2020
Dividend yield	0.9%	1.0%
Expected volatility	27.3%	23.0%
Weighted average expected life (in years)	6.0	6.0
Risk-free interest rate	0.4%	1.5%
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
As of February 28, 2021, the Company had $492 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.6 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
The weighted average fair value per share of restricted stock and restricted stock units granted for the nine months ended February 28, 2021 and February 29, 2020, computed as of the grant date, was $112.44 and $88.28, respectively. As of February 28, 2021, the Company had $485 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.7 years.

NOTE 8 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded restricted stock and options, including shares under ESPPs, to purchase an additional 15.8 million shares of common stock outstanding for the three months ended February 29, 2020 because the awards were anti-dilutive. The amount of anti-dilutive awards for the three months ended February 28, 2021 was insignificant. For the nine months ended February 28, 2021 and February 29, 2020 the computations of diluted earnings per common share excluded 11.6 million and 31.1 million shares of common stock outstanding because the awards were anti-dilutive.

	THREE MONTHS ENDED		NINE MONTHS ENDED
(In millions, except per share data)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	FEBRUARY 28, 2021	FEBRUARY 29, 2020
Net income available to common stockholders	$1,449	$847	$4,218	$3,329
Determination of shares:
Weighted average common shares outstanding	1,578.0	1,556.3	1,570.9	1,559.8
Assumed conversion of dilutive stock options and awards	38.9	35.3	36.4	34.8
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,616.9	1,591.6	1,607.3	1,594.6
Earnings per common share:
Basic	$0.92	$0.54	$2.68	$2.13
Diluted	$0.90	$0.53	$2.62	$2.09

NOTE 9 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the nine months ended February 28, 2021, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K. For additional information about the Company's derivatives and hedging policies refer to Note 1 — Summary of Significant Accounting Policies and Note 14 — Risk Management and Derivatives of the Annual Report on Form 10-K for the fiscal year ended May 31, 2020.
The majority of derivatives outstanding as of February 28, 2021 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Chinese Yuan/U.S. Dollar, and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	FEBRUARY 28,	MAY 31,
(Dollars in millions)		2021	2020
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$26	$43
Foreign exchange forwards and options	Deferred income taxes and other assets	18	1
Total derivatives formally designated as hedging instruments		44	44
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	36	48
Embedded derivatives	Prepaid expenses and other current assets	—	1
Foreign exchange forwards and options	Deferred income taxes and other assets	—	2
Total derivatives not designated as hedging instruments		36	51
TOTAL DERIVATIVE ASSETS		$80	$95

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	FEBRUARY 28,	MAY 31,
(Dollars in millions)		2021	2020
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$458	$173
Foreign exchange forwards and options	Deferred income taxes and other liabilities	82	17
Total derivatives formally designated as hedging instruments		540	190
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	4	15
Embedded derivatives	Accrued liabilities	1	2
Total derivatives not designated as hedging instruments		5	17
TOTAL DERIVATIVE LIABILITIES		$545	$207

The following tables present the amounts in the Unaudited Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	THREE MONTHS ENDED
	FEBRUARY 28, 2021		FEBRUARY 29, 2020
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$10,357	$16	$10,104	$(21)
Cost of sales	5,638	(35)	5,631	110
Demand creation expense	711	1	870	—
Other (income) expense, net	(22)	(26)	297	44
Interest expense (income), net	64	(2)	12	(2)

	NINE MONTHS ENDED
	FEBRUARY 28, 2021		FEBRUARY 29, 2020
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$32,194	$56	$31,090	$(12)
Cost of sales	17,887	110	17,202	287
Demand creation expense	2,117	2	2,769	(3)
Other (income) expense, net	18	(31)	223	121
Interest expense (income), net	199	(5)	39	(5)
The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED
	FEBRUARY 28, 2021	FEBRUARY 29, 2020		FEBRUARY 28, 2021	FEBRUARY 29, 2020
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(38)	$17	Revenues	$16	$(21)
Foreign exchange forwards and options	(99)	39	Cost of sales	(35)	110
Foreign exchange forwards and options	1	1	Demand creation expense	1	—
Foreign exchange forwards and options	(24)	7	Other (income) expense, net	(26)	44
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(2)
Total designated cash flow hedges	$(160)	$64		$(46)	$131
(1)For the three months ended February 28, 2021 and February 29, 2020, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	NINE MONTHS ENDED		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	NINE MONTHS ENDED
	FEBRUARY 28, 2021	FEBRUARY 29, 2020		FEBRUARY 28, 2021	FEBRUARY 29, 2020
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(32)	$(45)	Revenues	$56	$(12)
Foreign exchange forwards and options	(539)	185	Cost of sales	110	287
Foreign exchange forwards and options	4	1	Demand creation expense	2	(3)
Foreign exchange forwards and options	(183)	67	Other (income) expense, net	(31)	121
Interest rate swaps(2)	—	—	Interest expense (income), net	(5)	(5)
Total designated cash flow hedges	$(750)	$208		$132	$388
(1)For the nine months ended February 28, 2021 and February 29, 2020, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES				LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	FEBRUARY 28, 2021	FEBRUARY 29, 2020
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(11)	$12	$(98)	$(9)	Other (income) expense, net
Embedded derivatives	(4)	(2)	(17)	(7)	Other (income) expense, net
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
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $16.5 billion as of February 28, 2021. Approximately $375 million of deferred net losses (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of February 28, 2021, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of February 28, 2021, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 24 months.

UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or the embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $4.5 billion as of February 28, 2021.
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
As of February 28, 2021, the total notional amount of embedded derivatives outstanding was approximately $429 million.
CREDIT RISK
The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of February 28, 2021, the Company was in compliance with all credit risk-related contingent features, and derivative instruments with such features were in a net liability position of approximately $464 million. Accordingly, the Company was required to post $183 million of cash collateral as a result of these contingent features. Further, no amount of collateral was received on the Company's derivative asset balance as of February 28, 2021. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 4 — Fair Value Measurements.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at November 30, 2020	$(98)	$(371)	$115	$(75)	$(429)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	99	(163)	—	(6)	(70)
Reclassifications to net income of previously deferred (gains) losses(3)	(1)	46	—	8	53
Total other comprehensive income (loss)	98	(117)	—	2	(17)
Balance at February 28, 2021	$—	$(488)	$115	$(73)	$(446)
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $(3) million, $0 million, $1 million, and $(2) million, respectively.
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
(2)Net of tax benefit (expense) of $0 million, $(1) million, $0 million, $0 million and $(1) million, respectively.
(3)Net of tax (benefit) expense of $0 million, $0 million, $0 million, $0 million and $0 million, respectively.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2020	$(494)	$390	$115	$(67)	$(56)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	496	(753)	—	(21)	(278)
Reclassifications to net income of previously deferred (gains) losses(3)	(2)	(125)	—	15	(112)
Total other comprehensive income (loss)	494	(878)	—	(6)	(390)
Balance at February 28, 2021	$—	$(488)	$115	$(73)	$(446)
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $(3) million, $0 million, $2 million and $(1) million, respectively.
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
(2)Net of tax benefit (expense) of $0 million, $(1) million, $0 million, $0 million and (1) million respectively.
(3)Net of tax (benefit) expense of $0 million, $0 million, $0 million, $0 million and 0 million respectively.
The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Unaudited Condensed Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME				LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	FEBRUARY 28, 2021	FEBRUARY 29, 2020
Gains (losses) on foreign currency translation adjustment	$1	$(1)	$2	$(1)	Other expense (income), net
Total before tax	1	(1)	2	(1)
Tax (expense) benefit	—	—	—	—
Gain (loss) net of tax	1	(1)	2	(1)
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$16	$(21)	$56	$(12)	Revenues
Foreign exchange forwards and options	(35)	110	110	287	Cost of sales
Foreign exchange forwards and options	1	—	2	(3)	Demand creation expense
Foreign exchange forwards and options	(26)	44	(31)	121	Other (income) expense, net
Interest rate swaps	(2)	(2)	(5)	(5)	Interest expense (income), net
Total before tax	(46)	131	132	388
Tax (expense)	—	—	(7)	(1)
Gain (loss) net of tax	(46)	131	125	387
Gains (losses) on other	(8)	—	(15)	—	Other (income) expense, net
Total before tax	(8)	—	(15)	—
Tax (expense)	—	—	—	—
Gain (loss) net of tax	(8)	—	(15)	—
Total net gain (loss) reclassified for the period	$(53)	$130	$112	$386

NOTE 11 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's revenues disaggregated by reportable operating segment, major product line and by distribution channel:

	THREE MONTHS ENDED FEBRUARY 28, 2021
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA(1)	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,382	$1,606	$1,614	$903	$—	$6,505	$513	$—	$7,018
Apparel	1,087	898	616	365	—	2,966	28	—	2,994
Equipment	95	105	49	47	—	296	6	—	302
Other	—	—	—	—	6	6	23	14	43
TOTAL REVENUES	$3,564	$2,609	$2,279	$1,315	$6	$9,773	$570	$14	$10,357
Revenues by:
Sales to Wholesale Customers	$1,894	$1,805	$1,269	$846	$—	$5,814	$366	$—	$6,180
Sales through Direct to Consumer	1,670	804	1,010	469	—	3,953	181	—	4,134
Other	—	—	—	—	6	6	23	14	43
TOTAL REVENUES	$3,564	$2,609	$2,279	$1,315	$6	$9,773	$570	$14	$10,357
(1)    Refer to Note 13 — Acquisitions and Divestitures for additional information on the transition of the Company's NIKE Brand business in Brazil to a third-party distributor.

	THREE MONTHS ENDED FEBRUARY 29, 2020
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,628	$1,711	$1,075	$963	$—	$6,377	$455	$—	$6,832
Apparel	1,228	889	400	388	—	2,905	20	—	2,925
Equipment	123	109	31	63	—	326	5	—	331
Other	—	—	—	—	8	8	26	(18)	16
TOTAL REVENUES	$3,979	$2,709	$1,506	$1,414	$8	$9,616	$506	$(18)	$10,104
Revenues by:
Sales to Wholesale Customers	$2,521	$1,956	$881	$953	$—	$6,311	$330	$—	$6,641
Sales through Direct to Consumer	1,458	753	625	461	—	3,297	150	—	3,447
Other	—	—	—	—	8	8	26	(18)	16
TOTAL REVENUES	$3,979	$2,709	$1,506	$1,414	$8	$9,616	$506	$(18)	$10,104

	NINE MONTHS ENDED FEBRUARY 28, 2021
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA(1)	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$7,851	$5,139	$4,432	$2,652	$—	$20,074	$1,442	$—	$21,516
Apparel	3,580	2,973	1,775	1,098	—	9,426	82	—	9,508
Equipment	364	365	150	135	—	1,014	22	—	1,036
Other	—	—	—	—	18	18	63	53	134
TOTAL REVENUES	$11,795	$8,477	$6,357	$3,885	$18	$30,532	$1,609	$53	$32,194
Revenues by:
Sales to Wholesale Customers	$6,967	$5,763	$3,392	$2,479	$—	$18,601	$998	$—	$19,599
Sales through Direct to Consumer	4,828	2,714	2,965	1,406	—	11,913	548	—	12,461
Other	—	—	—	—	18	18	63	53	134
TOTAL REVENUES	$11,795	$8,477	$6,357	$3,885	$18	$30,532	$1,609	$53	$32,194
(1)    Refer to Note 13 — Acquisitions and Divestitures for additional information on the transition of the Company's NIKE Brand business in Brazil to a third-party distributor.

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

For the three and nine months ended February 28, 2021 and February 29, 2020, Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment. Converse Other revenues were primarily attributable to licensing businesses. Corporate Other revenues primarily consisted of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through the Company's central foreign exchange risk management program.
As of February 28, 2021 and May 31, 2020, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	FEBRUARY 28, 2021	FEBRUARY 29, 2020
REVENUES
North America	$3,564	$3,979	$11,795	$12,254
Europe, Middle East & Africa	2,609	2,709	8,477	8,019
Greater China	2,279	1,506	6,357	5,032
Asia Pacific & Latin America	1,315	1,414	3,885	4,227
Global Brand Divisions	6	8	18	24
Total NIKE Brand	9,773	9,616	30,532	29,556
Converse	570	506	1,609	1,541
Corporate	14	(18)	53	(7)
TOTAL NIKE, INC. REVENUES	$10,357	$10,104	$32,194	$31,090
EARNINGS BEFORE INTEREST AND TAXES
North America	$970	$937	$3,295	$2,912
Europe, Middle East & Africa	533	575	1,885	1,694
Greater China	973	556	2,552	1,919
Asia Pacific & Latin America	408	387	1,112	1,105
Global Brand Divisions	(852)	(895)	(2,546)	(2,624)
Converse	150	96	405	324
Corporate	(482)	(763)	(1,697)	(1,600)
Interest expense (income), net	64	12	199	39
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,636	$881	$4,807	$3,691

	FEBRUARY 28,	MAY 31,
(Dollars in millions)	2021	2020
ACCOUNTS RECEIVABLE, NET
North America	$1,019	$1,020
Europe, Middle East & Africa	1,300	712
Greater China	337	321
Asia Pacific & Latin America(1)	591	425
Global Brand Divisions	101	65
Total NIKE Brand	3,348	2,543
Converse	256	149
Corporate	65	57
TOTAL ACCOUNTS RECEIVABLE, NET	$3,669	$2,749
INVENTORIES
North America	$2,904	$3,077
Europe, Middle East & Africa	1,772	2,070
Greater China	1,136	882
Asia Pacific & Latin America(1)	636	770
Global Brand Divisions	134	137
Total NIKE Brand	6,582	6,936
Converse	313	341
Corporate	(202)	90
TOTAL INVENTORIES	$6,693	$7,367

	FEBRUARY 28,	MAY 31,
(Dollars in millions)	2021	2020
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$621	$645
Europe, Middle East & Africa	947	885
Greater China	258	214
Asia Pacific & Latin America(1)	312	296
Global Brand Divisions	884	830
Total NIKE Brand	3,022	2,870
Converse	68	80
Corporate	1,868	1,916
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,958	$4,866
(1)Excludes assets held-for-sale as of February 28, 2021 and May 31, 2020. See Note 13 — Acquisitions and Divestitures for additional information.

NOTE 13 — ACQUISITIONS AND DIVESTITURES
During the third quarter of fiscal 2020, as a result of the Company's decision to transition its wholesale and direct to consumer operating model in certain countries within its APLA operating segment, the Company signed definitive agreements to sell its NIKE Brand businesses in Brazil, Argentina, Chile and Uruguay to third-party distributors. Specifically, NIKE entered into agreements to sell its operations in Argentina, Chile and Uruguay to Grupo Axo and to sell substantially all of its operations in Brazil to Grupo SBF S.A., through its wholly owned subsidiary. The Company has maintained a small operation in Brazil focused on certain sports marketing assets, local manufacturing and Converse.
As a result of this decision, beginning in the third quarter of fiscal 2020, the related assets and liabilities of these entities were classified as held-for-sale within Prepaid expenses and other current assets and Accrued liabilities, respectively, on the Unaudited Condensed Consolidated Balance Sheets.
BRAZIL
During the third quarter of fiscal 2021, the transaction with Grupo SBF S.A. closed and the Company recognized a loss of $53 million, of which $47 million was recognized during the second quarter of fiscal 2021 within Other (income) expense, net, classified within Corporate, on the Unaudited Condensed Consolidated Statements of Income. Cash proceeds received were reflected within Other investing activities on the Unaudited Condensed Consolidated Statements of Cash Flows.
As of May 31, 2020, held-for-sale assets and liabilities consisted of the following:
•Held-for-sale assets of $272 million, primarily consisting of $142 million of Inventories and $101 million of Accounts receivable, net; and
•Held-for-sale liabilities of $91 million, primarily consisting of $51 million of Accrued liabilities.
ARGENTINA, CHILE AND URUGUAY
During the third quarter of fiscal 2021, the Company and Grupo Axo mutually agreed to terminate the sale and purchase agreement for the transition of NIKE’s businesses in Argentina, Chile and Uruguay to a distributor partnership. However, as the Company remains committed to selling its legal entities in all three countries and granting distribution rights to third-party distributors, the assets and liabilities of the entities have remained classified as held-for-sale on the Unaudited Condensed Consolidated Balance Sheets.
As of February 28, 2021, held-for-sale assets and liabilities consisted of the following:
•Held-for-sale assets of $195 million, primarily consisting of $83 million of Inventories and $70 million of Accounts receivable, net; and
•Held-for-sale liabilities of $59 million, primarily consisting of $24 million of Accrued liabilities.

As of May 31, 2020, held-for-sale assets and liabilities consisted of the following:
•Held-for-sale assets of $234 million, primarily consisting of $122 million of Inventories and $50 million of Prepaid expenses and other current assets; and
•Held-for-sale liabilities of $55 million, primarily consisting of $34 million of Accrued liabilities.
As of February 28, 2021, the Company recognized total expected net losses related to the Argentina, Chile and Uruguay transaction of $373 million within Other (income) expense, net, classified within Corporate, and a corresponding allowance within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. The expected loss, which was primarily recognized in fiscal 2020, is largely due to the anticipated release of the cumulative foreign currency translation losses.

NOTE 14 — RESTRUCTURING
During the first quarter of fiscal 2021, the Company announced a new digitally empowered phase of its Consumer Direct Offense strategy: Consumer Direct Acceleration. As a result, management announced a series of leadership and operating model changes to streamline and speed up strategic execution for the Company. These changes will result in a net reduction of the Company's global workforce and the Company expects to incur pre-tax charges of approximately $315 million, of which $248 million were incurred during the first nine months of fiscal 2021, the majority of which relate to employee termination costs and, to a lesser extent, stock-based compensation expense. These amounts reflect the continued evaluation and variability of the Company's original estimate of employee termination costs and required changes in assumptions used to calculate stock-based compensation expense. The related cash expenditures will primarily take place throughout fiscal 2021 and all related actions are expected to be substantially complete by the end of fiscal 2021.
During the three months ended February 28, 2021, the Company recognized employee termination costs of $23 million and $6 million within Operating overhead expense and Cost of sales, respectively, on the Unaudited Condensed Consolidated Statements of Income. During the nine months ended February 28, 2021, the Company recognized employee termination costs of $168 million and $36 million within Operating overhead expense and Cost of sales, respectively. These costs were classified within Corporate.
The activity was recognized within Accrued liabilities as follows:

(Dollars in millions)
Balance at November 30, 2020	$104
Employee termination costs	29
Cash payments	(99)
Foreign currency translation and other	1
Balance at February 28, 2021	$35

(Dollars in millions)
Balance at May 31, 2020	$—
Employee termination costs	204
Cash payments	(170)
Foreign currency translation and other	1
Balance at February 28, 2021	$35

Additionally, the related stock-based compensation expense recorded within Operating overhead expense and Costs of sales was $1 million and $0 million, respectively, for the three months ended February 28, 2021, and $40 million and $4 million, respectively, for the nine months ended February 28, 2021.

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
Since fiscal 2018, through the Consumer Direct Offense and our Triple Double strategy, we have focused on doubling the impact of innovation, increasing our speed and agility to market and growing our direct connections with consumers. In June 2020, we announced a new digitally empowered phase of the Consumer Direct Offense strategy: Consumer Direct Acceleration. This strategic acceleration will focus on three specific areas. First, creating the marketplace of the future through more premium, consistent and seamless consumer experiences that more closely align with what consumers want and need. This strategy will lead with NIKE Digital and our owned stores, as well as through select strategic partners who share our marketplace vision. Second, we will align our product creation and category organizations around a new consumer construct focused on Men’s, Women's and Kids'. This approach is intended to allow us to create product that better meets individual consumer needs, including more specialization of our category approach, while re-aligning and simplifying our offense to accelerate our largest growth opportunities. In particular, we expect to reinvest in our Women's and Kids' businesses and also simplify our operating model across the remainder of the Company to optimize effectiveness. Third, we will unify investments in data and analytics, demand sensing, insight gathering, inventory management and other areas against an end-to-end technology foundation to accelerate our digital transformation. We believe this unified approach will accelerate growth and unlock more efficiency for our business, while driving speed and responsiveness as we serve consumers globally.
As a result of our strategic acceleration, management announced on July 22, 2020, a series of leadership and operating model changes to streamline and speed up our execution. These changes will result in a net reduction of our global workforce and we expect to incur pre-tax charges of approximately $315 million, the majority of which relate to employee termination costs and, to a lesser extent, stock-based compensation expense. These amounts reflect the continued evaluation and variability of our original estimate of employee termination costs and required changes in assumptions used to calculate stock-based compensation expense. For the first nine months of fiscal 2021, we incurred pre-tax charges of $248 million and expect all remaining actions to be substantially complete by the end of fiscal 2021. We expect future annual wage-related savings will be reinvested to execute against this next phase of our strategy. For more information related to our organizational realignment and related costs, see Note 14 — Restructuring within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
COVID-19 UPDATE
The COVID-19 pandemic continues to create volatility in our business performance. During the third quarter of fiscal 2021, disruption in the global supply chain due to container shortages, transportation delays and U.S. port congestion interrupted the flow of our inventory. Specifically in North America, this caused higher in-transit inventory levels and a delay of shipments to our wholesale partners, resulting in lower than expected revenue growth. We expect the majority of delayed shipments to our wholesale partners from the third quarter will take place in the fourth quarter of fiscal 2021. Within EMEA, additional COVID-19 related lockdowns caused mandatory store closures of 45% of our NIKE-owned stores during the last two months of the third quarter, as well as closures for our wholesale partner stores, which contributed to the 9% decline in EMEA's currency-neutral revenues. In Greater China, revenues increased 42% on a currency-neutral basis as we experienced growth across wholesale and NIKE Direct, in part reflecting the impacts of COVID-19 in the prior year.

Our NIKE Direct business continues to fuel our growth as we navigate through the pandemic, leveraging our digital platforms with our store footprint to connect directly with the consumer. NIKE Brand digital revenues grew 54% and 71%, on a currency-neutral basis, for the third quarter and first nine months of fiscal 2021, respectively, with strong double-digit growth across each of our geographies. During the quarter, we continued to experience a decline in comparable store sales in EMEA, North America and APLA primarily due to reduced physical retail traffic, in part resulting from temporary store closures and safety-related measures in response to COVID-19. As of April 2, 2021, approximately 85% of our owned stores were open with some operating on reduced hours.

During the quarter, we continued to reduce discretionary spending while investing in our digital transformation. As a result, total selling and administrative expense declined 7% for the third quarter and the first nine months of fiscal 2021 compared to the same periods in the prior year. However, we expect Demand creation expense to increase in future periods as we rebuild our investment towards pre-COVID-19 levels. Our liquidity position remains strong and we ended the third quarter with $12.5 billion of Cash and equivalents and Short-term investments.

We continue to monitor the ongoing and evolving situation, as well as guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. While our results over the course of fiscal 2021 have been positive to date, there remains the risk that COVID-19 could have material adverse impacts on our future revenue growth as well as our overall profitability and may lead to higher than normal inventory levels in various markets, adverse impacts on the global supply chain, revised payment terms with certain of our wholesale customers, higher sales-related reserves and a volatile effective tax rate driven by changes in the mix of earnings across the Company's jurisdictions.
THIRD QUARTER OVERVIEW
For the third quarter of fiscal 2021, NIKE, Inc. Revenues increased 3% to $10.4 billion compared to the third quarter of fiscal 2020. On a currency-neutral basis, Revenues decreased 1%. Net income was $1,449 million and diluted earnings per common share was $0.90 for the third quarter of fiscal 2021, compared to Net income of $847 million and diluted earnings per common share of $0.53 for the third quarter of fiscal 2020.
Income before income taxes increased 86% compared to the third quarter of fiscal 2020, primarily due to the $400 million impairment charge recognized in the prior year related to our planned transition to a distributor operating model in Brazil, Argentina, Chile and Uruguay, as well as lower selling and administrative expense, higher revenues and gross margin expansion. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, increased 2% compared to the third quarter of fiscal 2020. On a currency-neutral basis, NIKE Brand revenues decreased 2%, driven by lower revenues in North America, EMEA and APLA, partially offset by an increase in Greater China. Additionally, NIKE Brand currency-neutral revenues experienced declines across footwear and apparel, as well as declines in most key categories, primarily Football (Soccer) and Running, partially offset by growth in the Jordan Brand. Revenues for Converse increased 13% and 8% on a reported and currency-neutral basis, respectively, led by strong digital performance in North America and Europe.
Our effective tax rate was 11.4% for the third quarter of fiscal 2021, compared to 3.9% for the third quarter of fiscal 2020, primarily due to decreased benefits from discrete items, such as a modification of the treatment of certain research and development expenditures recognized in the prior year, a less favorable impact from stock based compensation, and a shift in the proportion of earnings taxed in the U.S., in part due to the impact of the COVID-19 pandemic.
During the third quarter of fiscal 2020, we entered into definitive agreements to sell our NIKE Brand businesses in Brazil, Argentina, Chile and Uruguay and to shift to a distributor operating model. During the third quarter of fiscal 2021, the transaction with Grupo SBF S.A. to purchase substantially all of our NIKE Brand operations in Brazil closed. Additionally, during the third quarter of fiscal 2021, we mutually agreed with Grupo Axo to terminate the sale and purchase agreement for the transition of NIKE’s businesses in Argentina, Chile and Uruguay to a distributor partnership. However, as we remain committed to selling the legal entities in all three countries and granting distribution rights to third-party distributors, the assets and liabilities of the entities have remained classified as held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. For more information see Note 13 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions, except per share data)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE
Revenues	$10,357	$10,104	3%	$32,194	$31,090	4%
Cost of sales	5,638	5,631	0%	17,887	17,202	4%
Gross profit	4,719	4,473	5%	14,307	13,888	3%
Gross margin	45.6%	44.3%		44.4%	44.7%
Demand creation expense	711	870	-18%	2,117	2,769	-24%
Operating overhead expense	2,330	2,413	-3%	7,166	7,166	0%
Total selling and administrative expense	3,041	3,283	-7%	9,283	9,935	-7%
% of revenues	29.4%	32.5%		28.8%	32.0%
Interest expense (income), net	64	12	—	199	39	—
Other (income) expense, net	(22)	297	—	18	223	—
Income before income taxes	1,636	881	86%	4,807	3,691	30%
Income tax expense	187	34	450%	589	362	63%
Effective tax rate	11.4%	3.9%		12.3%	9.8%
NET INCOME	$1,449	$847	71%	$4,218	$3,329	27%
Diluted earnings per common share	$0.90	$0.53	70%	$2.62	$2.09	25%

CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$6,505	$6,377	2%	-1%	$20,074	$19,104	5%	4%
Apparel	2,966	2,905	2%	-1%	9,426	9,313	1%	0%
Equipment	296	326	-9%	-11%	1,014	1,115	-9%	-9%
Global Brand Divisions(2)	6	8	-25%	-32%	18	24	-25%	-27%
Total NIKE Brand Revenues	9,773	9,616	2%	-2%	30,532	29,556	3%	2%
Converse	570	506	13%	8%	1,609	1,541	4%	2%
Corporate(3)	14	(18)	—	—	53	(7)	—	—
TOTAL NIKE, INC. REVENUES	$10,357	$10,104	3%	-1%	$32,194	$31,090	4%	2%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$5,814	$6,311	-8%	-11%	$18,601	$19,731	-6%	-7%
Sales through NIKE Direct	3,953	3,297	20%	16%	11,913	9,801	22%	20%
Global Brand Divisions(2)	6	8	-25%	-32%	18	24	-25%	-27%
TOTAL NIKE BRAND REVENUES	$9,773	$9,616	2%	-2%	$30,532	$29,556	3%	2%
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
THIRD QUARTER OF FISCAL 2021 COMPARED TO THIRD QUARTER OF FISCAL 2020
On a currency-neutral basis, NIKE, Inc. Revenues decreased 1% for the third quarter of fiscal 2021, driven by lower revenues across North America, EMEA and APLA, partially offset by higher revenues in Greater China and Converse. Lower revenues in North America, EMEA and APLA reduced NIKE, Inc. Revenues by approximately, 4, 2 and 1 percentage points, respectively, while higher revenues in Greater China contributed approximately 6 percentage points.
On a currency-neutral basis, NIKE Brand footwear revenues decreased 1%, driven by declines in nearly all key categories, primarily Running and Football (Soccer), partially offset by growth in the Jordan Brand. Unit sales of footwear decreased 12% while higher average selling price (ASP) per pair contributed approximately 11 percentage points, primarily due to higher full-price ASP, on a wholesale equivalent basis, as well as the favorable impact of growth in our NIKE Direct business and higher NIKE Direct ASP.
Currency-neutral NIKE Brand apparel revenues decreased 1%, reflecting lower revenues in several key categories, most notably Training, partially offset by growth in Sportswear and the Jordan Brand. Unit sales of apparel decreased 11%, while higher ASP per unit contributed approximately 10 percentage points. Higher ASP per unit was primarily due to higher full-price, off-price and NIKE Direct ASPs, as well as the favorable impact of growth in our NIKE Direct business.
On a reported basis, NIKE Direct revenues represented approximately 40% of our total NIKE Brand revenues for the third quarter of fiscal 2021 compared to 34% for the third quarter of fiscal 2020. Digital sales were $2.2 billion for the third quarter of fiscal 2021 compared to $1.4 billion for the third quarter of fiscal 2020. On a currency-neutral basis, NIKE Direct revenues increased 16%, driven by digital sales growth of 54%. Comparable store sales declined 12% as growth in Greater China of 56% was more than offset by reductions in EMEA, North America and APLA, primarily due to reduced physical retail traffic, in part resulting from temporary store closures and safety-related measures in response to COVID-19. Comparable store sales, which exclude digital sales, comprises revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Comparable store sales includes revenues from stores that were temporarily closed during the period as a result of COVID-19. Comparable store sales represents a performance measure that we believe is useful information for management and investors in understanding the performance of our established NIKE-owned in-line and factory stores. Management considers this metric when making financial and operating decisions. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of this metric may not be comparable to similarly titled measures used by other companies.
FIRST NINE MONTHS OF FISCAL 2021 COMPARED TO FIRST NINE MONTHS OF FISCAL 2020
On a currency-neutral basis, NIKE, Inc. Revenues grew 2% for the first nine months of fiscal 2021, driven by growth in Greater China and EMEA, partially offset by lower revenues in North America and APLA. Higher revenues in Greater China and EMEA contributed to NIKE, Inc. Revenues approximately 4 and 1 percentage points, respectively. Lower revenues in North America and APLA reduced NIKE, Inc. Revenues approximately 2 and 1 percentage points, respectively.
On a currency-neutral basis, NIKE Brand footwear revenues increased 4%, driven by growth in several key categories, led by the Jordan Brand and Sportswear, partially offset by Running and Football (Soccer). Unit sales of footwear decreased 3% and higher ASP per pair contributed approximately 7 percentage points of footwear revenue growth, primarily due to higher full-price ASP and the favorable impact of growth in our NIKE Direct business.
Currency-neutral NIKE Brand apparel revenues were flat as growth in several key categories, most notably Sportswear, Football (Soccer) and the Jordan Brand, was offset by declines in Training and Running. Unit sales of apparel decreased 3%, while higher ASP per unit contributed approximately 3 percentage points. Higher ASP per unit was primarily due to the favorable impact of growth in our NIKE Direct business and higher full-price ASP.
On a reported basis, NIKE Direct revenues represented approximately 39% of our total NIKE Brand revenues for the first nine months of fiscal 2021 compared to 33% for the first nine months of fiscal 2020. Digital sales were $6.6 billion for the first nine months of fiscal 2021 compared to $3.8 billion for the first nine months of fiscal 2020. On a currency-neutral basis, NIKE Direct revenues increased 20% for the first nine months of fiscal 2021, driven by digital sales growth of 71%. This was partially offset by a 13% decline in comparable store sales, as growth in Greater China of 30% was more than offset by reductions in North America, EMEA and APLA, primarily due to reduced physical retail traffic, in part resulting from temporary store closures and safety-related measures in response to COVID-19.
GROSS MARGIN

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE
Gross profit	$4,719	$4,473	5%	$14,307	$13,888	3%
Gross margin	45.6%	44.3%	130 bps	44.4%	44.7%	(30) bps
For the third quarter of fiscal 2021, our consolidated gross margin was 130 basis points higher than the prior year period and primarily reflected the following factors:
•Higher NIKE Brand full-price product margins across both our wholesale and NIKE Direct businesses, on a wholesale equivalent basis. Specifically, higher full-price ASP, net of discounts, (increasing gross margin approximately 270 basis points) was only partially offset by higher product costs (decreasing gross margin approximately 100 basis points);
•The favorable impact of growth in our higher margin NIKE Direct business was offset by promotional activity (impacting gross margin by 0 basis points); and
•Unfavorable changes in net foreign currency exchange rates, including hedges, (decreasing gross margin approximately 50 basis points).
For the first nine months of fiscal 2021, our consolidated gross margin was 30 basis points lower than the prior year period, primarily reflecting the following factors:
•Higher NIKE Brand full-price product margins across both our wholesale and NIKE Direct businesses, on a wholesale equivalent basis. Specifically, higher full-price ASP, net of discounts, (increasing gross margin approximately 160 basis points) was only partially offset by higher product costs (decreasing gross margin approximately 40 basis points);
•The favorable impact of growth in our higher margin NIKE Direct business was more than offset by higher promotions to reduce excess inventory as a result of COVID-19 (decreasing gross margin approximately 80 basis points);
•Lower mix of full-price sales (decreasing gross margin approximately 30 basis points); and
•Unfavorable changes in net foreign currency exchange rates, including hedges, (decreasing gross margin approximately 40 basis points).

TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE
Demand creation expense(1)	$711	$870	-18%	$2,117	$2,769	-24%
Operating overhead expense	2,330	2,413	-3%	7,166	7,166	0%
Total selling and administrative expense	$3,041	$3,283	-7%	$9,283	$9,935	-7%
% of revenues	29.4%	32.5%	(310) bps	28.8%	32.0%	(320) bps
(1)Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary product, television, digital and print advertising and media costs, brand events and retail brand presentation.
THIRD QUARTER OF FISCAL 2021 COMPARED TO THIRD QUARTER OF FISCAL 2020
Demand creation expense decreased 18% for the third quarter of fiscal 2021 primarily due to lower advertising and marketing expense for brand events and our retail operations. This activity was partially offset by an increase in digital marketing to support heightened digital demand. Changes in foreign currency exchange rates increased Demand creation expense by approximately 2 percentage points.
Operating overhead expense decreased 3% primarily due to lower wage-related costs, continued disciplined expense management and lower bad debt expense, partially offset by continued investments in digital capabilities to support our Consumer Direct Acceleration strategy. Changes in foreign currency exchange rates increased Operating overhead expense by approximately 2 percentage points.
FIRST NINE MONTHS OF FISCAL 2021 COMPARED TO FIRST NINE MONTHS OF FISCAL 2020
Demand creation expense decreased 24% for the first nine months of fiscal 2021, driven by lower advertising and marketing expense for brand events and our retail operations, as well as lower sports marketing expense, primarily as a result of COVID-19. This activity was partially offset by an increase in digital marketing to support heightened digital demand. Changes in foreign currency exchange rates increased Demand creation expense by approximately 1 percentage point.
Operating overhead expense was flat, as lower travel and related expenses as well as lower wage-related costs were offset by $208 million of restructuring-related costs associated with changes to our organizational model announced in July 2020, as well as our continued investments in digital capabilities. Changes in foreign currency exchange rates increased Operating overhead expense by approximately 1 percentage point.
For more information related to our organizational realignment and related costs, see Note 14 — Restructuring within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	FEBRUARY 28, 2021	FEBRUARY 29, 2020
Other (income) expense, net	$(22)	$297	$18	$223
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the third quarter of fiscal 2021, Other (income) expense, net changed from $297 million of other expense to $22 million of other income in the current year, primarily due to the $400 million impairment charge incurred in the prior year associated with our planned, strategic distributor partnership transition within APLA, offset by a $102 million net detrimental change in foreign currency conversion gains and losses, including hedges.
For the first nine months of fiscal 2021, Other (income) expense, net decreased from $223 million of other expense to $18 million of other expense in the current year, primarily due to the $400 million impairment charge incurred in the prior year associated with our planned, strategic distributor partnership transition within APLA, offset by a $164 million net detrimental change in foreign currency conversion gains and losses, including hedges.
For more information related to our distributor partnership transition within APLA, see Note 13 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had favorable impacts of approximately $7 million on our Income before income taxes for the third quarter of fiscal 2021, and unfavorable impacts of approximately $21 million for the first nine months of fiscal 2021.

INCOME TAXES

	THREE MONTHS ENDED			NINE MONTHS ENDED
	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE
Effective tax rate	11.4%	3.9%	750 bps	12.3%	9.8%	250 bps
Our effective tax rate was 11.4% for the third quarter of fiscal 2021, compared to 3.9% for the third quarter of fiscal 2020, primarily due to decreased benefits from discrete items, such as a modification of the treatment of certain research and development expenditures recognized in the prior year, a less favorable impact from stock-based compensation, and a shift in the proportion of earnings taxed in the U.S., in part due to the impact of COVID-19.
Our effective tax rate was 12.3% for the first nine months of fiscal 2021, compared to 9.8% for the first nine months of fiscal 2020, primarily due to a shift in the proportion of earnings taxed in the U.S., in part due to the impact of COVID-19, and less favorable impacts from discrete items, such as a modification of the treatment of certain research and development expenditures recognized in the prior year, as well as the recognition of a reserve in the first quarter of fiscal 2021 related to Altera Corp. v. Commissioner.
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
The breakdown of revenues is as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$3,564	$3,979	-10%	-11%	$11,795	$12,254	-4%	-4%
Europe, Middle East & Africa	2,609	2,709	-4%	-9%	8,477	8,019	6%	2%
Greater China	2,279	1,506	51%	42%	6,357	5,032	26%	22%
Asia Pacific & Latin America(2)	1,315	1,414	-7%	-8%	3,885	4,227	-8%	-5%
Global Brand Divisions(3)	6	8	-25%	-32%	18	24	-25%	-27%
TOTAL NIKE BRAND	9,773	9,616	2%	-2%	30,532	29,556	3%	2%
Converse	570	506	13%	8%	1,609	1,541	4%	2%
Corporate(4)	14	(18)	—	—	53	(7)	—	—
TOTAL NIKE, INC. REVENUES	$10,357	$10,104	3%	-1%	$32,194	$31,090	4%	2%
(1)    The percent change excluding currency changes represents a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" for further information.
(2)    Refer to Note 13 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional information on the transition of our NIKE Brand business in Brazil to a third-party distributor.
(3)    Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment.
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

The breakdown of earnings before interest and taxes is as follows:

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE
North America	$970	$937	4%	$3,295	$2,912	13%
Europe, Middle East & Africa	533	575	-7%	1,885	1,694	11%
Greater China	973	556	75%	2,552	1,919	33%
Asia Pacific & Latin America	408	387	5%	1,112	1,105	1%
Global Brand Divisions	(852)	(895)	5%	(2,546)	(2,624)	3%
TOTAL NIKE BRAND(1)	2,032	1,560	30%	6,298	5,006	26%
Converse	150	96	56%	405	324	25%
Corporate(2)	(482)	(763)	37%	(1,697)	(1,600)	-6%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	1,700	893	90%	5,006	3,730	34%
Interest expense (income), net	64	12	—	199	39	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,636	$881	86%	$4,807	$3,691	30%
(1)    Total NIKE Brand EBIT and Total NIKE, Inc. EBIT represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for further information.
(2)    The three and nine months ended February 29, 2020 includes a $400 million impairment charge associated with our planned, strategic distributor partnership transition within APLA. Refer to Note 13 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.
NORTH AMERICA

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$2,382	$2,628	-9%	-9%	$7,851	$7,723	2%	2%
Apparel	1,087	1,228	-11%	-12%	3,580	4,076	-12%	-12%
Equipment	95	123	-23%	-22%	364	455	-20%	-20%
TOTAL REVENUES	$3,564	$3,979	-10%	-11%	$11,795	$12,254	-4%	-4%
Revenues by:
Sales to Wholesale Customers	$1,894	$2,521	-25%	-25%	$6,967	$8,119	-14%	-14%
Sales through NIKE Direct	1,670	1,458	15%	15%	4,828	4,135	17%	17%
TOTAL REVENUES	$3,564	$3,979	-10%	-11%	$11,795	$12,254	-4%	-4%
EARNINGS BEFORE INTEREST AND TAXES	$970	$937	4%		$3,295	$2,912	13%
We believe there continues to be a meaningful shift in the way consumers shop for product and make purchasing decisions across each of our geographies. Consumers are demanding a constant flow of fresh and innovative product, and have an expectation for superior service and rapid delivery, all fueled by the shift toward digital and mono-brand experiences in NIKE Direct. We anticipate continued evolution within the retail landscape, driven by shifting consumer traffic patterns across digital and physical channels. Specifically in North America, we remain focused on building long-term momentum with our strategic wholesale customers, which offer a differentiated retail experience. Additionally, over the last three years we have significantly reduced the number of undifferentiated wholesale accounts. During fiscal 2021, we took further steps towards account and channel consolidation by reprioritizing product allocation to benefit NIKE Direct and our differentiated strategic wholesale customers. We expect over the next two fiscal years, we will more aggressively accelerate these changes as we work to reprofile the shape of the marketplace and recapture wholesale revenue declines over time.

THIRD QUARTER OF FISCAL 2021 COMPARED TO THIRD QUARTER OF FISCAL 2020
On a currency-neutral basis, North America revenues for the third quarter of fiscal 2021 decreased 11% due to declines in all key categories, primarily Sportswear and Running. Lower revenues in North America primarily resulted from a 25% decline in sales to wholesale customers, largely due to global supply chain challenges which caused an increase in transit times of inventory supply and a delay in timing of shipments to our wholesale partners and to a lesser extent, a decrease in distribution to undifferentiated wholesale customers. NIKE Direct revenues increased 15% as strong digital sales growth of 53% more than offset a 20% decline in comparable store sales primarily due to reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19.
Footwear revenues decreased 9% on a currency-neutral basis, due to declines in all key categories, primarily Sportswear and Running. Unit sales of footwear decreased 18%, while higher ASP per pair contributed approximately 9 percentage points. Higher ASP per pair was primarily due to the favorable impact of growth in our NIKE Direct business, as well as higher NIKE Direct and full-price ASPs.
On a currency-neutral basis, apparel revenues decreased 12%, driven by lower revenues in nearly all key categories, primarily Training. Unit sales of apparel decreased 18%, while higher ASP per unit contributed approximately 6 percentage points. The increase in ASP per unit was primarily driven by the favorable impact of growth in our NIKE Direct business, as well as higher NIKE Direct and off-price ASPs.
Reported EBIT increased 4% as gross margin expansion and lower selling and administrative expense more than offset lower revenues. Gross margin increased approximately 190 basis points primarily due to higher full-price ASP, net of discounts and the favorable impact of growth in our NIKE Direct business. Selling and administrative expense decreased due to lower operating overhead and demand creation expense. Operating overhead expense decreased primarily as a result of lower bad debt and wage-related expenses, partially offset by an increase in professional services costs. The decrease in demand creation expense reflected lower advertising and marketing expense for brand events and our retail operations, partially offset by continued investments in digital marketing to support heightened digital demand.
FIRST NINE MONTHS OF FISCAL 2021 COMPARED TO FIRST NINE MONTHS OF FISCAL 2020
On a currency-neutral basis, North America revenues for the first nine months of fiscal 2021 decreased 4%, driven by declines in most key categories, led by Training and Running. NIKE Direct revenues increased 17%, primarily due to strong digital sales growth of 82%, partially offset by comparable store sales declines of 23%, primarily due to reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19.
Footwear revenues increased 2% on a currency-neutral basis largely driven by significant growth in digital. Unit sales of footwear decreased 5%, while higher ASP per pair contributed approximately 7 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher NIKE Direct and full-price ASPs, as well as the favorable impact of growth in our NIKE Direct business.
On a currency-neutral basis, apparel revenues decreased 12%, driven by declines in most key categories, led by Training. Unit sales of apparel declined 13% and higher ASP per unit contributed approximately 1 percentage point. The increase in ASP per unit was driven by the favorable impact of growth in our NIKE Direct business and higher NIKE Direct ASP, partially offset by lower full-price ASP.
Reported EBIT increased 13% driven by lower selling and administrative expense and gross margin expansion, partially offset by lower revenues. Gross margin increased approximately 150 basis points primarily due to higher full-price ASP, net of discounts and lower other costs, partially offset by higher product costs. The decrease in other costs was primarily a result of the favorable impact from the release of factory cancellation cost accruals due to an increase in consumer demand, as well as lower inventory obsolescence, partially offset by higher warehousing and freight costs. Selling and administrative expense decreased due to lower demand creation and operating overhead expense. The decrease in demand creation expense was primarily due to lower advertising and marketing expense for brand events and our retail operations, partially offset by continued investments in digital marketing to support heightened digital demand. Operating overhead expense decreased primarily as a result of lower wage-related expense, partially offset by an increase in professional services costs.

EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,606	$1,711	-6%	-11%	$5,139	$5,005	3%	-1%
Apparel	898	889	1%	-4%	2,973	2,655	12%	8%
Equipment	105	109	-4%	-6%	365	359	2%	0%
TOTAL REVENUES	$2,609	$2,709	-4%	-9%	$8,477	$8,019	6%	2%
Revenues by:
Sales to Wholesale Customers	$1,805	$1,956	-8%	-12%	$5,763	$5,792	-1%	-4%
Sales through NIKE Direct	804	753	7%	0%	2,714	2,227	22%	17%
TOTAL REVENUES	$2,609	$2,709	-4%	-9%	$8,477	$8,019	6%	2%
EARNINGS BEFORE INTEREST AND TAXES	$533	$575	-7%		$1,885	$1,694	11%
THIRD QUARTER OF FISCAL 2021 COMPARED TO THIRD QUARTER OF FISCAL 2020
On a currency-neutral basis, EMEA revenues for the third quarter of fiscal 2021 decreased 9%, driven by lower revenues across nearly all territories, led by Southern Europe and Central Europe, which declined 25% and 13%, respectively. Revenues decreased in most key categories, led by Sportswear and Football (Soccer). NIKE Direct revenues were flat as strong digital sales growth of 60% was offset by declines in comparable store sales of 44%, primarily due to reduced physical retail traffic, in part resulting from temporary store closures and safety-related measures in response to COVID-19.
Currency-neutral footwear revenues decreased 11%, driven by lower revenues in nearly all key categories, led by Sportswear and Football (Soccer). Unit sales of footwear decreased 22%, while higher ASP per pair contributed approximately 11 percentage points. Higher ASP per unit was primarily due to higher NIKE Direct and full-price ASPs, as well as the favorable impact of growth in our NIKE Direct business.
Currency-neutral apparel revenues decreased 4% due to declines in several key categories, led by Football (Soccer) and Training, partially offset by growth in the Jordan Brand. Unit sales of apparel decreased 11%, while higher ASP per unit contributed approximately 7 percentage points, primarily due to higher full-price ASP, in part reflecting lower discounts.
Reported EBIT decreased 7% as lower revenues and a decline in gross margin more than offset lower selling and administrative expense. Gross margin decreased approximately 110 basis points primarily due to lower margin in our NIKE Direct business, unfavorable changes in standard foreign currency exchange rates, higher other costs and a lower mix of full-price sales, partially offset by higher full-price ASP, net of discounts. The increase in other costs was primarily a result of higher inventory obsolescence. Lower margin in our NIKE Direct business was driven by higher promotions to reduce excess inventory due to COVID-19. Selling and administrative expense decreased due to lower demand creation and operating overhead expense. Lower demand creation expense was driven by lower advertising and marketing expense for brand events and our retail operations, partially offset by higher sports marketing expense. Lower operating overhead expense was primarily due to lower travel and related expenses, partially offset by increases in professional services costs.
FIRST NINE MONTHS OF FISCAL 2021 COMPARED TO FIRST NINE MONTHS OF FISCAL 2020
On a currency-neutral basis, EMEA revenues for the first nine months of fiscal 2021 grew 2%, driven by higher revenues across most territories, led by UK & Ireland, which grew 22%, partially offset by a 17% decline in Southern Europe. Revenues increased in nearly all key categories, led by the Jordan Brand and Sportswear. NIKE Direct revenues increased 17% driven by strong digital sales growth of 88%, partially offset by a 24% decline in comparable store sales primarily due to reduced physical retail traffic, in part resulting from temporary store closures and safety-related measures in response to COVID-19.
Currency-neutral footwear revenues decreased 1%, driven by lower revenues in several key categories, led by Football (Soccer) and Sportswear, partially offset by growth in the Jordan Brand. Unit sales of footwear decreased 7% and higher ASP per pair contributed approximately 6 percentage points, resulting from higher full-price ASP and the favorable impact of growth in our NIKE Direct business.
Currency-neutral apparel revenues increased 8% due to growth in nearly all key categories, led by Football (Soccer) and Sportswear. Unit sales of apparel increased 6% and higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price ASP, in part reflecting lower discounts.
Reported EBIT increased 11% as higher revenues and lower selling and administrative expense more than offset a decline in gross margin. Gross margin decreased approximately 230 basis points primarily due to lower NIKE Direct margins driven by higher promotions to reduce excess inventory due to COVID-19, unfavorable changes in standard foreign currency exchange rates and a lower mix of full-price sales, which more than offset lower product costs and higher full-price ASP, net of discounts. Selling and administrative expense decreased due to lower demand creation and operating overhead expense. The decrease in demand creation expense was driven by lower advertising and marketing expense for brand events and our retail operations, as well as lower sports marketing expense. Lower operating overhead expense was primarily due to lower travel and related expenses, partially offset by increases in professional services costs.
GREATER CHINA

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,614	$1,075	50%	41%	$4,432	$3,486	27%	23%
Apparel	616	400	54%	44%	1,775	1,428	24%	20%
Equipment	49	31	58%	53%	150	118	27%	24%
TOTAL REVENUES	$2,279	$1,506	51%	42%	$6,357	$5,032	26%	22%
Revenues by:
Sales to Wholesale Customers	$1,269	$881	44%	35%	$3,392	$2,895	17%	13%
Sales through NIKE Direct	1,010	625	62%	52%	2,965	2,137	39%	34%
TOTAL REVENUES	$2,279	$1,506	51%	42%	$6,357	$5,032	26%	22%
EARNINGS BEFORE INTEREST AND TAXES	$973	$556	75%		$2,552	$1,919	33%
THIRD QUARTER OF FISCAL 2021 COMPARED TO THIRD QUARTER OF FISCAL 2020
On a currency-neutral basis, Greater China revenues for the third quarter of fiscal 2021 increased 42% driven by higher revenues in all key categories, led by Sportswear and the Jordan Brand. NIKE Direct revenues increased 52% due to comparable store sales growth of 56%, digital sales growth of 44% and the addition of new stores. Revenue growth in Greater China also reflects the impacts of COVID-19 in the prior year, which included temporary store closures and stores operating on reduced hours.
Currency-neutral footwear revenues increased 41% for the third quarter of fiscal 2021 driven by higher revenues in all key categories, primarily Sportswear and the Jordan Brand. Unit sales of footwear increased 39%, while higher ASP per pair contributed approximately 2 percentage points of footwear revenue growth, driven by higher full-price ASP, in part reflecting lower discounts, partially offset by an unfavorable full-price mix.
Currency-neutral apparel revenues grew 44% for the third quarter of fiscal 2021 due to higher revenues in all key categories, led by Sportswear and the Jordan Brand. Unit sales of apparel increased 52%, while lower ASP per unit reduced apparel revenues by approximately 8 percentage points, due to lower NIKE Direct and full-price ASPs.
Reported EBIT increased 75% as higher revenues and selling and administrative expense leverage more than offset a decline in gross margin. Gross margin decreased approximately 140 basis points reflecting unfavorable changes in standard foreign currency exchange rates and a lower mix of full-price sales, partially offset by higher full-price ASP, primarily due to lower discounts, and lower other costs. A lower mix of full-price sales was primarily due to comparisons with the prior year when our factory stores were temporarily closed due to COVID-19. Lower other costs were primarily due to the favorable rate impact of warehousing and freight costs on a higher volume of sales. Selling and administrative expense increased due to higher operating overhead expense, partially offset by lower demand creation expense. Growth in operating overhead expense was driven by higher investments within our NIKE Direct operations. Demand creation expense decreased primarily due to lower advertising and marketing expenses.
FIRST NINE MONTHS OF FISCAL 2021 COMPARED TO FIRST NINE MONTHS OF FISCAL 2020
On a currency-neutral basis, Greater China revenues for the first nine months of fiscal 2021 increased 22%, driven by higher revenues in all key categories, led by Sportswear and the Jordan Brand. NIKE Direct revenues increased 34%, driven by digital sales growth of 37%, comparable store sales growth of 30% and the addition of new stores.
Currency-neutral footwear revenues increased 23%, driven by growth in all key categories, led by Sportswear and the Jordan Brand. Unit sales of footwear increased 27%, while lower ASP per pair reduced footwear revenues by approximately 4 percentage points, driven by lower NIKE Direct ASP and unfavorable full-price mix.
Currency-neutral apparel revenue growth of 20% was fueled by higher revenues in nearly all key categories, most notably Sportswear. Unit sales of apparel increased 24%, while lower ASP per unit reduced apparel revenues by approximately 4 percentage points. Lower ASP was driven by lower NIKE Direct ASP and unfavorable full-price mix, partially offset by higher off-price ASP.
Reported EBIT increased 33% as higher revenues and lower selling and administrative expense more than offset a decline in gross margin. Gross margin decreased approximately 300 basis points primarily due to unfavorable changes in standard foreign currency exchange rates, lower margin in our NIKE Direct business and higher product costs. Selling and administrative expense decreased due to lower demand creation expense, partially offset by higher operating overhead expense. Demand creation expense decreased primarily due to lower advertising and marketing expenses. Growth in operating overhead expense was driven by higher investments within our NIKE Direct operations.
ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$903	$963	-6%	-7%	$2,652	$2,890	-8%	-5%
Apparel	365	388	-6%	-8%	1,098	1,154	-5%	-2%
Equipment	47	63	-25%	-26%	135	183	-26%	-23%
TOTAL REVENUES	$1,315	$1,414	-7%	-8%	$3,885	$4,227	-8%	-5%
Revenues by:
Sales to Wholesale Customers	$846	$953	-11%	-12%	$2,479	$2,925	-15%	-12%
Sales through NIKE Direct	469	461	2%	0%	1,406	1,302	8%	11%
TOTAL REVENUES	$1,315	$1,414	-7%	-8%	$3,885	$4,227	-8%	-5%
EARNINGS BEFORE INTEREST AND TAXES	$408	$387	5%		$1,112	$1,105	1%
As discussed previously, our NIKE Brand business in Brazil transitioned to a distributor operating model during the third quarter of fiscal 2021 and our NIKE Brand businesses in Argentina, Chile and Uruguay have remained classified as held-for-sale. The impacts of closing the Brazil transaction as well as entering into agreements to transition these entities in the prior year are included within Corporate and are not reflected in the APLA operating segment results. For more information see Note 13 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
THIRD QUARTER OF FISCAL 2021 COMPARED TO THIRD QUARTER OF FISCAL 2020
On a currency-neutral basis, APLA revenues decreased 8% for the third quarter of fiscal 2021. The decrease was primarily due to the transition of our NIKE Brand business in Brazil to a third-party distributor operating model during the third quarter, which reduced APLA revenues by approximately 6 percentage points. Additionally, revenues decreased due to declines in nearly all key categories, primarily Running, Football (Soccer) and Sportswear. NIKE Direct revenues were flat, as strong digital sales growth of 66%, was offset by comparable store sales declines of 23% primarily due to reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19.
Currency-neutral footwear revenues decreased 7% for the third quarter of fiscal 2021 due to lower revenues in nearly all key categories, primarily Running, Football (Soccer) and Sportswear. Unit sales of footwear decreased 23%, while higher ASP per pair contributed approximately 16 percentage points. Higher ASP per pair was driven by higher full-price and NIKE Direct ASPs, in part reflecting inflationary conditions in our SOCO territory.
Currency-neutral apparel revenues decreased 8% for the third quarter of fiscal 2021 due to lower revenues in nearly all key categories, primarily Running and Training. Unit sales of apparel decreased 22%, and higher ASP per unit contributed approximately 14 percentage points, driven by higher full-price ASP, in part reflecting inflationary conditions in our SOCO territory.
Reported EBIT increased 5% for the third quarter of fiscal 2021 as lower selling and administrative expense and gross margin expansion more than offset lower revenues. Gross margin increased approximately 180 basis points as higher full-price ASP, in part reflecting inflationary conditions in our SOCO territory, and higher off-price margin were partially offset by higher product costs and unfavorable changes in standard foreign currency exchange rates. Selling and administrative expense decreased due to lower operating overhead expense and demand creation expense. Lower operating overhead expense was primarily due to lower wage-related expense, as well as lower travel and related costs. The decrease in demand creation expense was primarily due to lower advertising and marketing expense for brand events and our retail operations.

FIRST NINE MONTHS OF FISCAL 2021 COMPARED TO FIRST NINE MONTHS OF FISCAL 2020
On a currency-neutral basis, APLA revenues decreased 5% for the first nine months of fiscal 2021. The decline was due to lower revenues across most territories, led by a 56% decline in our Latin America third-party distributor business and a 15% decline in Mexico, partially offset by higher revenues in Korea, which increased 9%. The decrease was also due to the transition of our NIKE Brand business in Brazil to a third-party distributor operating model during the third quarter, which reduced APLA revenues by approximately 2 percentage points. Revenues decreased in nearly all key categories, led by Running and Football (Soccer). NIKE Direct revenues increased 11%, primarily fueled by strong digital sales growth of 82%, partially offset by comparable store sales declines of 18% largely due to reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19.
Currency-neutral footwear revenues decreased 5% for the first nine months of fiscal 2021 due to lower revenues in nearly all key categories, primarily Running and Football (Soccer), partially offset by growth in the Jordan Brand. Unit sales of footwear decreased 17%, while higher ASP per pair contributed approximately 12 percentage points, driven by higher full-price ASP, in part reflecting inflationary conditions in our SOCO territory, as well as the favorable impact of growth in our NIKE Direct business.
Currency-neutral apparel revenues decreased 2% for the first nine months of fiscal 2021 due to lower revenues in most key categories, led by Running, which was partially offset by growth in Sportswear. Unit sales of apparel decreased 9%, while higher ASP per unit contributed approximately 7 percentage points. Higher ASP per unit was primarily driven by higher full-price ASP, in part reflecting inflationary conditions in our SOCO territory.
Reported EBIT increased 1% for the first nine months of fiscal 2021 as lower selling and administrative expense and gross margin expansion more than offset lower revenues. Gross margin increased approximately 20 basis points as higher full-price ASP, net of discounts, in part reflecting inflationary conditions in our SOCO territory, was partially offset by higher product costs, unfavorable standard foreign currency exchange rates and lower margin in our NIKE Direct business. Selling and administrative expense decreased due to lower demand creation and operating overhead expense. The decrease in demand creation expense was primarily due to lower advertising and marketing expense, as well as a decline in sports marketing costs. Lower operating overhead expense was primarily due to lower travel and related costs, as well as lower wage-related expenses.
GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$6	$8	-25%	-32%	$18	$24	-25%	-27%
Earnings (Loss) Before Interest and Taxes	$(852)	$(895)	5%		$(2,546)	$(2,624)	3%
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
THIRD QUARTER OF FISCAL 2021 COMPARED TO THIRD QUARTER OF FISCAL 2020
Global Brand Divisions' loss before interest and taxes decreased 5% for the third quarter of fiscal 2021 driven by lower total selling and administrative expense as lower demand creation expense was partially offset by higher operating overhead expense. Lower demand creation expense was primarily due to lower advertising and marketing costs, while operating overhead expense increased primarily due to our continued investment in digital capabilities, partially offset by lower wage-related costs and lower travel and related expenses.
FIRST NINE MONTHS OF FISCAL 2021 COMPARED TO FIRST NINE MONTHS OF FISCAL 2020
Global Brand Divisions' loss before interest and taxes decreased 3% for the first nine months of fiscal 2021 driven by lower total selling and administrative expense. Lower demand creation expense was primarily due to lower sports marketing costs, as well as lower advertising and marketing expense. The decrease in operating overhead expense was primarily due to lower travel and related expenses as well as lower wage-related costs, partially offset by our continued investment in digital capabilities.

CONVERSE

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$513	$455	13%	8%	$1,442	$1,367	5%	3%
Apparel	28	20	40%	35%	82	76	8%	5%
Equipment	6	5	20%	8%	22	20	10%	8%
Other(1)	23	26	-12%	-13%	63	78	-19%	-16%
TOTAL REVENUES	$570	$506	13%	8%	$1,609	$1,541	4%	2%
Revenues by:
Sales to Wholesale Customers	$366	$330	11%	5%	$998	$983	2%	-1%
Sales through Direct to Consumer	181	150	21%	16%	548	480	14%	12%
Other(1)	23	26	-12%	-13%	63	78	-19%	-16%
TOTAL REVENUES	$570	$506	13%	8%	$1,609	$1,541	4%	2%
EARNINGS BEFORE INTEREST AND TAXES	$150	$96	56%		$405	$324	25%
(1)    Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.
THIRD QUARTER OF FISCAL 2021 COMPARED TO THIRD QUARTER OF FISCAL 2020
On a currency-neutral basis, Converse revenues increased 8% for the third quarter of fiscal 2021. The increase in revenues was driven by revenue growth across all geographies. Wholesale revenues increased 5%, in part due to the impacts of COVID-19 in the prior year, partially offset by wholesale revenue declines primarily in North America. Direct to consumer revenues increased 16%, as strong digital sales growth across North America and Western Europe more than offset declines from Converse owned stores, reflecting the ongoing impact of COVID-19. Combined unit sales within the wholesale and direct to consumer channels decreased 5%, while ASP increased 14%, primarily due to growth in digital sales.
Reported EBIT increased 56%, driven by higher revenues and lower selling and administrative expense, partially offset by lower gross margin. Gross margin decreased approximately 50 basis points as higher product costs due to product mix, lower revenues in our licensing business, and unfavorable changes in standard foreign currency exchange rates were partially offset by higher full-price ASP, in part reflecting lower discounts. Selling and administrative expense decreased due to lower operating overhead and demand creation expense. Operating overhead expense decreased primarily due to lower wage-related expenses, as well as lower travel and related costs. Demand creation expense decreased as a result of lower advertising and marketing expense.
FIRST NINE MONTHS OF FISCAL 2021 COMPARED TO FIRST NINE MONTHS OF FISCAL 2020
On a currency-neutral basis, Converse revenues increased 2% for the first nine months of fiscal 2021, primarily driven by higher revenues in Asia and Western Europe, partially offset by declines in North America. Wholesale revenues declined 1%, in part a result of supply chain management and strategic distribution shifts in North America, while direct to consumer revenues increased 12%, as strong digital sales growth across all geographies more than offset declines from Converse owned stores, reflecting the ongoing impact of COVID-19. Combined unit sales within the wholesale and direct to consumer channels decreased 4%, while ASP increased 7%, primarily due to growth in digital sales.
Reported EBIT increased 25%, driven by lower selling and administrative expense and higher revenues, partially offset by lower gross margin. Gross margin decreased approximately 160 basis points as higher product costs due to product mix, lower margin in our direct to consumer channel and our licensing business as well as unfavorable changes in standard foreign currency exchange rates were partially offset by higher full-price ASP, net of discounts. Lower margin in our direct to consumer channel was driven by higher promotions in Asia to reduce excess inventory due to COVID-19. Selling and administrative expense decreased due to lower operating overhead and demand creation expense. Operating overhead expense decreased primarily due to lower administrative costs and wage-related expenses. Demand creation expense decreased primarily due to lower advertising and marketing expenses.

CORPORATE

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE	FEBRUARY 28, 2021	FEBRUARY 29, 2020	% CHANGE
Revenues	$14	$(18)	—	$53	$(7)	—
Earnings (Loss) Before Interest and Taxes	$(482)	$(763)	37%	$(1,697)	$(1,600)	-6%
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
THIRD QUARTER OF FISCAL 2021 COMPARED TO THIRD QUARTER OF FISCAL 2020
Corporate's loss before interest and taxes decreased $281 million for the third quarter of fiscal 2021, primarily due to the following:
•a favorable change of $373 million in part due the $400 million charge in the prior year related to our planned, strategic distributor partnership transition within APLA;
•an unfavorable change in net foreign currency gains and losses of $102 million related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and
•a favorable change of $10 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin.
FIRST NINE MONTHS OF FISCAL 2021 COMPARED TO FIRST NINE MONTHS OF FISCAL 2020
Corporate's loss before interest and taxes increased $97 million for the first nine months of fiscal 2021, primarily due to the following:
•an unfavorable change in net foreign currency gains and losses of $164 million related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net;
•a favorable change of $110 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin; and
•an unfavorable change of $43 million in part due to restructuring-related costs associated with changes to our organizational model announced in July 2020, partially offset by the $400 million charge in the prior year related to our planned distributor transition within APLA.
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

Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the nine months ended February 28, 2021, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K.
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
TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $357 million and $430 million for the three and nine months ended February 28, 2021, respectively, and a detriment of approximately $152 million and $698 million for the three and nine months ended February 29, 2020, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $109 million and $143 million for the three and nine months ended February 28, 2021, respectively, and a detriment of approximately $43 million and $195 million for the three and nine months ended February 29, 2020, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Argentina subsidiary within our APLA operating segment is operating in a hyper-inflationary market. As a result, beginning in the second quarter of fiscal 2019, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. Dollar. As of and for the three and nine months ended February 28, 2021, this change did not have a material impact on our results of operations or financial condition and we do not anticipate it will have a material impact in future periods based on current rates.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had a favorable impact of approximately $7 million and an unfavorable impact of approximately $21 million on our Income before income taxes for the three months and nine months ended February 28, 2021, respectively.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $4,645 million for the first nine months of fiscal 2021, compared to $2,486 million for the first nine months of fiscal 2020. Net income, adjusted for non-cash items, generated $4,840 million of operating cash inflow for the first nine months of fiscal 2021, compared to $4,107 million for the first nine months of fiscal 2020. The net change in working capital and other assets and liabilities resulted in a decrease to Cash provided (used) by operations of $195 million for the first nine months of fiscal 2021 compared to a decrease of $1,621 million for the first nine months of fiscal 2020. This favorable impact on Cash provided (used) by operations was primarily the result of a $1,129 million decrease in Inventories driven by our intentional supply and demand management, as well as strong digital sales growth.
Cash provided (used) by investing activities was an outflow of $3,987 million for the first nine months of fiscal 2021, compared to $758 million for the first nine months of fiscal 2020, primarily driven by the net change in short-term investments. For the first nine months of fiscal 2021, the net change in short-term investments (including sales, maturities and purchases) resulted in a cash outflow of $3,650 million compared to a cash inflow of $9 million for the first nine months of fiscal 2020.
Cash provided (used) by financing activities was an outflow of $612 million for the first nine months of fiscal 2021 compared to $3,310 million for the first nine months of fiscal 2020, with the decrease from the prior period driven by our election to temporarily suspend share repurchases, resulting in no share repurchases for the first nine months of fiscal 2021 compared to $2,865 million in the first nine months of fiscal 2020.
As of February 28, 2021, we had repurchased 45.2 million shares at a cost of approximately $4.0 billion (an average price of $89.00 per share) under the four-year, $15 billion share repurchase program approved by the Board of Directors in June 2018. To enhance our liquidity position in response to COVID-19, during the fourth quarter of fiscal 2020, we elected to temporarily suspend share repurchases under our existing share repurchase program. As such, there were no share repurchases made during the nine months ended February 28, 2021. The existing program remains authorized by the Board of Directors and we expect to resume share repurchases in the fourth quarter of fiscal 2021. We continue to expect funding of share repurchases will come from operating cash flows and excess cash.
CAPITAL RESOURCES
On July 23, 2019, we filed a shelf registration statement (the “Shelf”) with the U.S. Securities and Exchange Commission (SEC) which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 23, 2022.
As of February 28, 2021, our committed credit facilities were unchanged from the information previously reported on Form 10-K for the fiscal year ended May 31, 2020. We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes. As of February 28, 2021, we were in full compliance with the covenants under our facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future. As of February 28, 2021 and May 31, 2020, no amounts were outstanding under our committed credit facilities. On March 15, 2021, subsequent to the end of the third quarter of fiscal 2021, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings, with the option to increase borrowings up to $1.5 billion in total upon lender approval. The facility matures on March 14, 2022, with a

364-day extension option up to 30 days prior to the existing termination date, provided that in no event shall it extend beyond March 13, 2023. This facility replaces the prior $2 billion credit facility agreement entered into on April 6, 2020, which would have matured on April 5, 2021. Refer to Note 5 — Short-Term Borrowings and Credit Lines for additional information.
Liquidity was also provided by our $4 billion commercial paper program. During the three months ended February 28, 2021, the maximum amount of commercial paper borrowings outstanding at any point was $23 million. As of February 28, 2021, we had no borrowings outstanding under our $4 billion program. As of May 31, 2020, we had $248 million of borrowings outstanding at a weighted average interest rate of 1.65%. Additionally, we decreased our $4 billion commercial paper program to $3 billion in connection with the new credit facility agreement entered into on March 15, 2021, as described above. We may continue to issue commercial paper or other debt securities depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
To date, in fiscal 2021, we have not experienced difficulty accessing the credit markets; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of February 28, 2021, we had cash, cash equivalents and short-term investments totaling $12.5 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. government sponsored enterprise obligations, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of February 28, 2021, the weighted-average days to maturity of our cash equivalents and short-term investments portfolio was 62 days.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of February 28, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2021.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2018, the Board of Directors approved a four-year, $15 billion share repurchase program. As of February 28, 2021, the Company had repurchased 45.2 million shares at an average price of $89.00 per share for a total approximate cost of $4.0 billion under this program. To enhance our liquidity position in response to COVID-19, during the fourth quarter of fiscal 2020, we elected to temporarily suspend share repurchases under our existing share repurchase program. As such, there were no share repurchases made during the quarter ended February 28, 2021. The existing program remains authorized by the Board of Directors and we expect to resume share repurchases in the fourth quarter of fiscal 2021.

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

NIKE, INC. an Oregon Corporation
By:	/s/ MATTHEW FRIEND Matthew Friend Chief Financial Officer and Authorized Officer
Date:	April 2, 2021