Form 10-K
period 2021-05-31
NIKE, Inc.
filed 2021-07-20
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED May 31, 2021

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
☑
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of November 30, 2020, the aggregate market values of the Registrant's Common Stock held by non-affiliates were:
Class A	$9,632,565,644
Class B	170,815,547,402
$180,448,113,046

As of July 9, 2021, the number of shares of the Registrant's Common Stock outstanding were:
Class A	305,011,252
Class B	1,276,789,972
1,581,801,224
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on October 6, 2021, are incorporated by reference into Part III of this Report.

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
Our principal business activity is the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE is the largest seller of athletic footwear and apparel in the world. We sell our products directly to consumers through NIKE-owned retail stores and digital platforms (which we refer to collectively as our “NIKE Direct” operations) and to retail accounts and a mix of independent distributors, licensees and sales representatives in virtually all countries around the world. We also offer interactive consumer services and experiences through our digital platforms. Virtually all of our products are manufactured by independent contractors. Nearly all footwear and apparel products are produced outside the United States, while equipment products are produced both in the United States and abroad.
PRODUCTS
We focus our NIKE Brand product offerings in six key categories: Running, NIKE Basketball, the Jordan Brand, Football (Soccer), Training and Sportswear (our sports-inspired lifestyle products). We also market products designed for kids, as well as for other athletic and recreational uses, such as American football, baseball, cricket, golf, lacrosse, skateboarding, tennis, volleyball, walking, wrestling and other outdoor activities. In June 2020, we announced that we will align our product creation and category organizations around a new consumer construct focused on Men’s, Women’s and Kids'. This approach is intended to allow us to create product that better meets individual consumer needs, including more specialization of our category approach, while re-aligning and simplifying our business to accelerate our largest growth opportunities.
NIKE's athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on innovation and high-quality construction in the development and manufacturing of our products. Sportswear, the Jordan Brand and Running are currently our top-selling footwear categories, and we expect them to continue to lead in footwear sales.
We also sell sports apparel covering the above-mentioned categories, which feature the same trademarks and are sold predominantly through the same marketing and distribution channels as athletic footwear. Our sports apparel, similar to our athletic footwear products, is designed primarily for athletic use, although many of the products are worn for casual or leisure purposes, and demonstrates our commitment to innovation and high-quality construction. Sportswear, Training, Football (Soccer) and Running are currently our top-selling apparel categories, and we expect them to continue to lead in apparel sales. We often market footwear, apparel and accessories in “collections” of similar use or by category. We also market apparel with licensed college and professional team and league logos.
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

2021 FORM 10-K 1

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
We also offer interactive consumer services and experiences through our digital platforms, including fitness and activity apps; sport, fitness and wellness content; and digital services and features in retail stores that enhance the consumer experience.
SALES AND MARKETING
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth fiscal quarters have slightly exceeded those in the second and third quarters. However, the mix of product sales may vary considerably as a result of changes in seasonal and geographic demand for particular types of footwear, apparel and equipment, as well as other macroeconomic, strategic, operating and logistics-related factors, as evidenced by the impact of the COVID-19 pandemic.
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
We report our NIKE Brand operations based on our internal geographic organization. Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company's reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa (EMEA); Greater China; and Asia Pacific & Latin America (APLA), and include results for the NIKE and Jordan brands. The Hurley brand results, prior to its divestiture in fiscal 2020, were included in North America. Sales through our NIKE Direct operations are managed within each geographic operating segment.
Converse is also a reportable operating segment and operates predominately in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories. Converse direct to consumer operations, including digital commerce, are reported within the Converse operating segment results.
UNITED STATES MARKET
For fiscal 2021, NIKE Brand and Converse sales in the United States accounted for approximately 39% of total revenues, compared to 39% and 41% for fiscal 2020 and fiscal 2019, respectively. We sell our NIKE Brand, Jordan Brand and Converse products to thousands of retail accounts in the United States, including a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops and other retail accounts. In the United States, we utilize NIKE sales offices to solicit such sales. During fiscal 2021, our three largest United States customers accounted for approximately 24% of sales in the United States.
Our NIKE Direct and Converse direct to consumer operations sell NIKE Brand, Jordan Brand and Converse products to consumers through various digital platforms. In addition, our NIKE Direct and Converse direct to consumer operations sell products through the following number of retail stores in the United States:

U.S. RETAIL STORES	NUMBER
NIKE Brand factory stores	204
NIKE Brand in-line stores (including employee-only stores)	30
Converse stores (including factory stores)	91
TOTAL	325
In the United States, NIKE has seven significant distribution centers. Four are located in Memphis, Tennessee, two of which are owned and two of which are leased. Two other distribution centers, one located in Indianapolis, Indiana and one located in Dayton, Tennessee, are leased and operated by third-party logistics providers. One distribution center for Converse is located in
2021 FORM 10-K 2

Ontario, California, which is leased. There are other smaller distribution facilities located in various parts of the United States, some of which are leased or operated by third-parties.
INTERNATIONAL MARKETS
For fiscal 2021, non-U.S. NIKE Brand and Converse sales accounted for approximately 61% of total revenues, compared to 61% and 59% for fiscal 2020 and fiscal 2019, respectively. We sell our products to retail accounts through our own NIKE Direct operations and through a mix of independent distributors, licensees and sales representatives around the world. We sell to thousands of retail accounts and ship products from 70 distribution centers outside of the United States. During fiscal 2021, NIKE's three largest customers outside of the United States accounted for approximately 15% of total non-U.S. sales.
In addition to NIKE-owned and Converse-owned digital commerce platforms in over 45 countries, our NIKE Direct and Converse direct to consumer businesses operate the following number of retail stores outside the United States:

NON-U.S. RETAIL STORES	NUMBER
NIKE Brand factory stores	618
NIKE Brand in-line stores (including employee-only stores)	46
Converse stores (including factory stores)	59
TOTAL	723
International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Croatia, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Macau, Malaysia, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Russia, Singapore, Slovenia, South Africa, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay and Vietnam.
SIGNIFICANT CUSTOMER
No customer accounted for 10% or more of our consolidated net Revenues during fiscal 2021.
PRODUCT RESEARCH, DESIGN AND DEVELOPMENT
We believe our research, design and development efforts are key factors in our success. Technical innovation in the design and manufacturing process of footwear, apparel and athletic equipment receives continued emphasis as we strive to produce products that help to enhance athletic performance, reduce injury and maximize comfort, while reducing waste.
In addition to our own staff of specialists in the areas of biomechanics, chemistry, exercise physiology, engineering, digital technologies, industrial design, sustainability and related fields, we also utilize research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists, physicians and other experts who consult with us and review certain designs, materials and concepts for product and manufacturing process improvements and compliance with product safety regulations around the world. Employee athletes, athletes engaged under sports marketing contracts and other athletes wear-test and evaluate products during the design and development process.
As we continue to develop new technologies, we are simultaneously focused on the design of innovative products and experiences incorporating such technologies throughout our product categories and consumer applications. Using market intelligence and research, our various design teams identify opportunities to leverage new technologies in existing categories to respond to consumer preferences. The proliferation of NIKE Air, Zoom, Free, Flywire, Dri-Fit, Flyknit, Flyweave, FlyEase, ZoomX, Air Max, React and Adapt technologies, among others, typifies our dedication to designing innovative products.
MANUFACTURING
We are supplied by 191 footwear factories located in 14 countries. Virtually all of our footwear is manufactured outside of the United States by over 15 independent contract manufacturers, which often operate multiple factories. The largest single footwear factory accounted for approximately 9% of total fiscal 2021 NIKE Brand footwear production. For fiscal 2021, contract factories in Vietnam, Indonesia and China manufactured approximately 51%, 24% and 21% of total NIKE Brand footwear, respectively. We also have manufacturing agreements with independent contract manufacturers in Argentina and India to manufacture footwear for sale primarily within those countries. For fiscal 2021, four footwear contract manufacturers each accounted for greater than 10% of footwear production and in the aggregate accounted for approximately 61% of NIKE Brand footwear production.

2021 FORM 10-K 3

We are supplied by 344 apparel factories located in 33 countries. The largest single apparel factory accounted for approximately 8% of total fiscal 2021 NIKE Brand apparel production. Virtually all of our apparel is manufactured outside of the United States by independent contract manufacturers, which often operate multiple factories. For fiscal 2021, contract factories in Vietnam, China and Cambodia produced approximately 30%, 19% and 12% of total NIKE Brand apparel, respectively. For fiscal 2021, two apparel contract manufacturers each accounted for more than 10% of apparel production, and the top five contract manufacturers in the aggregate accounted for approximately 51% of NIKE Brand apparel production.
The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, natural and synthetic leather, nylon, polyester and canvas, as well as polyurethane films used to make NIKE Air-Sole cushioning components. During fiscal 2021, Air Manufacturing Innovation, a wholly-owned subsidiary, with facilities near Beaverton, Oregon, in Dong Nai Province, Vietnam, and St. Charles, Missouri, as well as independent contractors in China and Vietnam, were our suppliers of materials and cushioning components used in footwear. Air Manufacturing Innovation also manufactures and sells small amounts of various other plastic products to other manufacturers. The principal materials used in our apparel products are natural and synthetic fabrics, yarns and threads (both virgin and recycled); specialized performance fabrics designed to efficiently wick moisture away from the body, retain heat and repel rain and/or snow; and plastic and metal hardware. NIKE's independent contractors and suppliers buy raw materials for the manufacturing of our footwear, apparel and equipment products. Most raw materials are available and purchased by those independent contractors and suppliers in the countries where manufacturing takes place. NIKE's independent contractors and suppliers have thus far experienced little difficulty in satisfying raw material requirements for the production of our products.
Since 1972, Sojitz Corporation of America (“Sojitz America”), a large Japanese trading company and the sole owner of our redeemable preferred stock, has performed import-export financing services for us.
INTERNATIONAL OPERATIONS AND TRADE
Our international operations and sources of supply are subject to the usual risks of doing business abroad, such as the implementation of, or potential changes in, foreign and domestic trade policies, increases in import duties, anti-dumping measures, quotas, safeguard measures, trade restrictions, restrictions on the transfer of funds and, in certain parts of the world, political tensions, instability, conflicts, nationalism and terrorism. We have not, to date, been materially affected by any such risk but cannot predict the likelihood of such material effects occurring in the future.
In recent years, uncertain global and regional economic and political conditions have affected international trade and increased protectionist actions around the world. These trends are affecting many global manufacturing and service sectors, and the footwear and apparel industries, as a whole, are not immune. Companies in our industry are facing trade protectionism in many different regions, and, in nearly all cases, we are working together with industry groups to address trade issues and reduce the impact to the industry, while observing applicable competition laws. Notwithstanding our efforts, protectionist measures have resulted in increases in the cost of our products, and additional measures, if implemented, could adversely affect sales and/or profitability for NIKE, as well as the imported footwear and apparel industry as a whole.
We monitor protectionist trends and developments throughout the world that may materially impact our industry, and we engage in administrative and judicial processes to mitigate trade restrictions. We are actively monitoring actions that may result in additional anti-dumping measures and could affect our industry. We are also monitoring for and advocating against other impediments that may limit or delay customs clearance for imports of footwear, apparel and equipment. NIKE also advocates for trade liberalization for footwear and apparel in a number of regional and bilateral free trade agreements. Changes in, and responses to, U.S. trade policies, including the imposition of tariffs or penalties on imported goods or retaliatory measures by other countries, could negatively affect U.S. corporations, including NIKE, with business operations and/or consumer markets in those countries, which could also make it necessary for us to change the way we conduct business, either of which may have an adverse effect on our business, financial condition or our results of operations. In addition, with respect to proposed trade restrictions, we work with a broad coalition of global businesses and trade associations representing a wide variety of sectors to help ensure that any legislation enacted and implemented (i) addresses legitimate and core concerns, (ii) is consistent with international trade rules and (iii) reflects and considers domestic economies and the important role they may play in the global economic community.
Where trade protection measures are implemented, we believe we have the ability to develop, over a period of time, adequate alternative sources of supply for the products obtained from our present suppliers. If events prevented us from acquiring products from our suppliers in a particular country, our operations could be temporarily disrupted and we could experience an adverse financial impact. However, we believe we could abate any such disruption, and that much of the adverse impact on supply would, therefore, be of a short-term nature, although alternate sources of supply might not be as cost-effective and could have an ongoing adverse impact on profitability.
Our international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act, or "FCPA", and other anti-bribery laws applicable to our operations. We source a significant portion of our products from, and have important consumer
2021 FORM 10-K 4

markets, outside of the United States, and we have an ethics and compliance program to address compliance with the FCPA and similar laws by us, our employees, agents, suppliers and other partners.
COMPETITION
The athletic footwear, apparel and equipment industry is highly competitive on a worldwide basis. We compete internationally with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies and large companies having diversified lines of athletic and leisure footwear, apparel and equipment, including adidas, Anta, ASICS, Li Ning, lululemon athletica, Puma, Under Armour and V.F. Corporation, among others. The intense competition and the rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel and athletic equipment constitute significant risk factors in our operations. Refer to Item 1A. Risk Factors for additional information.
NIKE is the largest seller of athletic footwear and apparel in the world. Important aspects of competition in this industry are:
•Product attributes such as quality; performance and reliability; new product style, design, innovation and development; as well as consumer price/value.
•Consumer connection, engagement and affinity for brands and products, developed through marketing, promotion and digital experiences; social media interaction; customer support and service; identification with prominent and influential athletes, influencers, public figures, coaches, teams, colleges and sports leagues who endorse our brands and use our products and active engagement through sponsored sporting events and clinics.
•Effective sourcing and distribution of products, with attractive merchandising and presentation at retail, both in-store and on digital platforms.
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
We file for, own and maintain many U.S. and foreign utility and design patents protecting components, technologies, materials, manufacturing techniques, features, functionality, and industrial designs used in and for the manufacture of various athletic and leisure footwear and apparel, athletic equipment and digital devices and related software applications. These patents expire at various times.
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
HUMAN CAPITAL RESOURCES
At NIKE, we consider the strength and effective management of our workforce to be essential to the ongoing success of our business. We believe that it is important to attract, develop and retain a diverse and engaged workforce at all levels of our business and that such a workforce fosters creativity and accelerates innovation. We are focused on building an increasingly diverse talent pipeline that reflects our consumers, athletes and the communities we serve.

2021 FORM 10-K 5

CULTURE
Each employee shapes NIKE’s culture through behaviors and practices. This starts with our Maxims, which represent our core values and, along with our Code of Conduct, feature the fundamental behaviors that help anchor, inform and guide us and apply to all employees. Our mission is to bring inspiration and innovation to every athlete in the world, which includes the belief that if you have a body, you are an athlete. We aim to do this by creating groundbreaking sport innovations, making our products more sustainably, building a creative and diverse global team and making a positive impact in communities where we live and work. Our mission is aligned with our deep commitment to maintaining an environment where all NIKE employees have the opportunity to reach their full potential, to connect to our brands and to shape the culture in which they work. We believe providing for growth and retention of our employees is essential in fostering such a culture and are dedicated to giving access to training programs and career development opportunities, including trainings on NIKE’s values, history and business, trainings on developing leadership skills at all levels, tools and resources for managers and qualified tuition reimbursement opportunities.
As part of our commitment to empowering our employees to help shape our culture, we source employee feedback through our Engagement Survey program. The program provides every employee throughout the globe an opportunity to provide confidential feedback on key areas known to drive employee engagement, including their satisfaction with their managers, their work and the Company generally. The program also measures our employees’ emotional commitment to NIKE as well as NIKE’s culture of diversity, equity and inclusion. NIKE also provides multiple points of contact for employees to speak up if they experience something that does not align with our values or otherwise violates our workplace policies, even if they are uncertain what they observed or heard is a violation of company policy.
As part of our commitment to make a positive impact on our communities, we have maintained a goal of investing 1.5% of our prior fiscal year’s pre-tax income into global communities, with an emphasis on inspiring kids to be active through play and sport. We increased that annual goal to 2% for fiscal 2022 forward. Our community investments are an important part of our culture in that we also support employees in giving back to community organizations through donations and volunteering, which are matched by the NIKE Foundation where eligible.
EMPLOYEE BASE
As of May 31, 2021, we had approximately 73,300 employees worldwide, including retail and part-time employees. We also utilize independent contractors and temporary personnel to supplement our workforce.
None of our employees are represented by a union, except for certain employees in the APLA geography, where local law requires those employees to be represented by a trade union. Also, in some countries outside of the United States, local laws require employee representation by works councils (which may be entitled to information and consultation on certain Company decisions) or by organizations similar to a union. In certain European countries, we are required by local law to enter into, and/or comply with, industry-wide or national collective bargaining agreements. NIKE has never experienced a material interruption of operations due to labor disagreements.
DIVERSITY, EQUITY AND INCLUSION (DE&I)
DE&I is a strategic priority for NIKE and we are committed to having an increasingly diverse team and culture. We aim to foster an inclusive workplace through recruitment, development and retention of diverse talent with the goal of expanding representation across all dimensions of diversity over the long term. In fiscal 2021, we elevated our DE&I team to sit at the heart of NIKE’s People and Culture Strategy and combined our Talent and Diversity & Inclusion teams under a single leader. We also announced certain targets for the Company to work toward by fiscal 2025, including increasing representation of women in our global corporate workforce and leadership positions, as well as increasing representation of U.S. racial and ethnic minorities in our U.S. corporate workforce and at the Director level and above.
We have enhanced our efforts to recruit diverse talent through our traditional channels and launched new initiatives, such as partnerships with athletes and sports-related organizations to create apprenticeship programs and new partnerships with organizations, colleges and universities that serve diverse populations. Additionally, we are prioritizing DE&I education so that all NIKE employees and leaders have the cultural awareness and understanding to build diverse and inclusive teams. We also have Employee Networks, collectively known as NikeUNITED, representing various employee groups.
Our DE&I focus extends beyond our workforce and includes our communities, which we support in a number of ways. We have committed to investments through both the NIKE and Jordan Brands that aim to address racial inequality and improve diversity and representation in our communities. We also are leveraging our global scale to accelerate business diversity, including investing in business training programs for women and increasing the proportion of services supplied by minority-owned businesses.

2021 FORM 10-K 6

COMPENSATION AND BENEFITS
NIKE’s total rewards are intended to be competitive and equitable, meet the diverse needs of our global teammates and reinforce our values. We are committed to providing comprehensive, competitive and equitable pay and benefits to our employees, and we have invested, and aim to continue to invest, in our employees through growth and development and well-being initiatives. Our initiatives in this area include:
•We are committed to competitive pay and to reviewing our pay and promotion practices annually.
•We have an annual company bonus plan and a retail-focused bonus plan applicable to all eligible employees. Both programs are focused on rewarding employees for company performance, which we believe reinforces our culture and rewards behaviors that support collaboration and teamwork.
•We provide comprehensive family care benefits in the U.S. and globally where practicable.
•Our Military Leave benefit provides up to 12 weeks of paid time off every 12 months, and we enhanced our Military Leave benefit for employees called up to serve as part of the U.S. COVID-19 response.
•We offer free access to our Sport Centers at our World Headquarters (WHQ) for our full-time employees and North America store employees.
•We provide employees free access to mindfulness and meditation resources, including membership to Headspace as well as live classes through our Sport Centers.
•Our global Employee Assistance Program (EAP) provides free and confidential counseling to all global employees and their families.
• As part of our continued commitment to support our teammates through pay and benefits, we introduced the following new and enhanced employee programs in fiscal 2021:
◦We enhanced our family care program through additional leaves, backup care and child/elder care assistance, and we introduced an income-based childcare subsidy, expanding childcare support to employees beyond those at WHQ.
◦We enhanced U.S. mental health care coverage.
◦We updated our transgender healthcare coverage to provide employees covered on the U.S. Health Plan access to both restorative services and personalized care.
COVID-19 RESPONSE
Since the start of the COVID-19 pandemic, NIKE has been, and continues to be, committed to supporting our employees and communities. Some of the ways NIKE responded during the pandemic to support employees include:
•Throughout the pandemic NIKE has provided pay continuity for our retail, Air Manufacturing Innovation and distribution center employees—employees who were particularly affected by closures and reduced hours in fiscal 2020 and fiscal 2021. We have also taken precautions to provide a safe working environment, encouraging and supporting work-from-home whenever possible and instituting protective policies and procedures for when remote work is not possible.
•We provided a two-to-one match for all employee donations to community organizations providing COVID relief and support anywhere in the world.
•We offer two weeks of paid COVID-19 sick leave for all employees, in addition to existing paid time off benefits and legally mandated sick leave programs, which covers physical health as well as mental and emotional well-being and care for a family member. We also provide the option for employees to utilize up to two weeks of paid time off in advance of accrued balances, if needed.
•As part of our holistic approach to support our employees in their wellness journey during quarantine mandates, we offered NTC Premium, the NIKE Training Club’s subscription-based service, for free to our employees globally.
•In addition to our existing EAP, we enhanced mental healthcare to include virtual care, access to insomnia and anxiety apps and increased EAP support.
•We also supported certain eligible employees who work from home due to COVID-19 health and safety measures by providing them with select technology and ergonomic products through a NIKE-exclusive portal.
Additional information related to our human capital strategy can be found in our FY20 NIKE, Inc. Impact Report, which is available on the Purpose section of our website. Information contained on or accessible through our websites is not incorporated

2021 FORM 10-K 7

into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
2021 FORM 10-K 8

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of NIKE, Inc. as of July 20, 2021, are as follows:

Mark G. Parker, Executive Chairman — Mr. Parker, 65, is Executive Chairman of the Board of Directors and served as President and Chief Executive Officer from 2006 - January 2020. He has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing and brand management. Mr. Parker was appointed divisional Vice President in charge of product development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998 and President of the NIKE Brand in 2001.

John J. Donahoe II, President and Chief Executive Officer — Mr. Donahoe, 61, was appointed President and Chief Executive Officer in January 2020 and has been a director since 2014. He brings expertise in digital commerce, technology and global strategy. He previously served as President and Chief Executive Officer at ServiceNow, Inc. Prior to joining ServiceNow, Inc., he served as President and Chief Executive Officer of eBay, Inc. He also held leadership roles at Bain & Company for two decades.

Andrew Campion, Chief Operating Officer — Mr. Campion, 49, joined NIKE in 2007 as Vice President of Global Planning and Development, leading strategic and financial planning. He was appointed Chief Financial Officer of the NIKE Brand in 2010, responsible for leading all aspects of financial management for the Company's flagship brand. In 2014, he was appointed Senior Vice President, Strategy, Finance and Investor Relations. Mr. Campion assumed the role of Executive Vice President and Chief Financial Officer in August 2015. In April 2020, he was appointed Chief Operating Officer and leads NIKE's global technology and digital transformation, demand and supply management, manufacturing, distribution and logistics, sustainability, workplace design and connectivity, and procurement. Prior to joining NIKE, he held leadership roles in strategic planning, mergers and acquisitions, financial planning and analysis, operations and planning, investor relations and tax at The Walt Disney Company.

Matthew Friend, Executive Vice President and Chief Financial Officer — Mr. Friend, 43, joined NIKE in 2009 as Senior Director of Corporate Strategy and Development, and was appointed Chief Financial Officer of Emerging Markets in 2011. In 2014, Mr. Friend was appointed Chief Financial Officer of Global Categories, Product and Functions, and was subsequently appointed Chief Financial Officer of the NIKE Brand in 2016. He was also appointed Vice President of Investor Relations in 2019. Mr. Friend was appointed as Executive Vice President and Chief Financial Officer of NIKE, Inc. in April 2020. Prior to joining NIKE, he worked in the financial industry including roles as VP of investment banking and mergers and acquisitions at Goldman Sachs and Morgan Stanley.

Hilary K. Krane, Executive Vice President, Chief Administrative Officer and General Counsel — Ms. Krane, 57, joined NIKE as Vice President and General Counsel in 2010. In 2011, her responsibilities expanded, and she became Vice President, General Counsel and Corporate Affairs. Ms. Krane was appointed Executive Vice President, Chief Administrative Officer and General Counsel in 2013. Prior to joining NIKE, Ms. Krane was General Counsel and Senior Vice President for Corporate Affairs at Levi Strauss & Co. from 2006 to 2010. From 1996 to 2006, she was a Partner and Assistant General Counsel at PricewaterhouseCoopers LLP.

Monique S. Matheson, Executive Vice President, Global Human Resources — Ms. Matheson, 54, joined NIKE in 1998, with primary responsibilities in the human resources function. She was appointed as Vice President and Senior Business Partner in 2011 and Vice President, Chief Talent and Diversity Officer in 2012. Ms. Matheson was appointed Executive Vice President, Global Human Resources in 2017.

Heidi O'Neill, President of Consumer and Marketplace — Ms. O'Neill, 56, joined NIKE in 1998, and held a variety of leadership roles, including President of NIKE Direct, where she was responsible for NIKE's connection to its consumer globally through the Company's retail and digital-commerce business. She also led NIKE's women's business for seven years, growing it into a multi-billion dollar business, and leading the Company's North America apparel business as VP/GM. Ms. O'Neill was appointed as President of Consumer and Marketplace in April 2020 and is responsible for NIKE's Direct business, including all stores, e-commerce and apps globally.

2021 FORM 10-K 9

ITEM 1A. RISK FACTORS
Special Note Regarding Forward-Looking Statements and Analyst Reports
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic; international, national and local political, civil, economic and market conditions; the size and growth of the overall athletic or leisure footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic or leisure footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; difficulties in implementing, operating and maintaining NIKE's increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products; increases in the cost of materials, labor and energy used to manufacture products; new product development and introduction; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE's debt ratings; changes in business strategy or development plans; general risks associated with doing business outside of the United States, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade, wage and hour or labor and immigration regulations or policies; changes in government regulations; the impact of, including business and legal developments relating to, climate change and natural disasters; litigation, regulatory proceedings, sanctions or any other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel or our corporate culture, values or purpose; the effects of NIKE's decision to invest in or divest of businesses or capabilities and other factors referenced or incorporated by reference in this report and other reports.
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
Economic and Industry Risks
Our financial condition and results of operations have been, and could in the future be, adversely affected by the coronavirus pandemic.
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a
2021 FORM 10-K 10

pandemic by the World Health Organization. To date, this pandemic and preventative measures taken to contain or mitigate the pandemic have caused, and may in the future cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets, both globally and in the United States. These events have led to and could again lead to a decline in discretionary spending by consumers, and in turn materially impact, our business, sales, financial condition and results of operations. We cannot predict whether, and to what degree, our sales, operations and financial results could in the future be affected by the pandemic and preventative measures. Risks presented by the COVID-19 pandemic include, but are not limited to:
•Deterioration in economic conditions in the United States and globally;
•Reduced consumer demand for our products if consumers seek to reduce or delay discretionary spending in response to the impacts of COVID-19, including as a result of a rise in unemployment rates and diminished consumer confidence;
•Cancellation or postponement of sports seasons and sporting events in multiple countries, including in the United States, and bans on large public gatherings, which have reduced consumer spending on our products and could impact the effectiveness of our arrangements with key endorsers;
•Decreased retail traffic as a result of store closures, reduced operating hours, social distancing restrictions and/or changes in consumer behavior;
•The risk that any safety protocols in NIKE-owned or affiliated facilities, including our offices, will not be effective or not be perceived as effective, or that any virus-related illnesses will be linked or alleged to be linked to such facilities, whether accurate or not;
•Incremental costs resulting from the adoption of preventative measures and compliance with regulatory requirements, including providing facial coverings and hand sanitizer, rearranging operations to follow social distancing protocols, conducting temperature checks, COVID-19 testing and undertaking regular and thorough disinfecting of surfaces;
•Disruption to our distribution centers and our third-party manufacturing partners and other vendors, including through the effects of facility closures, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures;
•Bankruptcies or other financial difficulties facing our wholesale customers, which could cause them to be unable to make or delay making payments to us, or result in cancellation or reduction of their orders;
•Operational risk, including but not limited to cybersecurity risks, as a result of continued workforce remote work arrangements, and restrictions on employee travel;
•Impacts to our distribution and logistics providers' ability to operate or increases in their operating costs. These supply chain effects have had an adverse effect on our ability to meet consumer demand, including digital demand, and have in the past resulted in and could in the future result in an increase in our costs of production and distribution, including increased freight and logistics costs and other expenses; and
•Significant disruption of and volatility in global financial markets, which could have a negative impact on our ability to access capital in the future.
We continue to monitor the latest developments regarding the pandemic and have made certain assumptions regarding the pandemic for purposes of our operating, financial and tax planning projections, including assumptions regarding the duration and severity of the pandemic and the global macroeconomic impacts of the pandemic. However, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations and financial condition due to the uncertainty of future developments. In particular, we believe the ultimate impacts on our business, results of operations, cash flows and financial condition will depend on, among other things, the further spread and duration of COVID-19, the requirements to take action to help limit the spread of the illness, the availability, widespread distribution and acceptance, as well as the safety and efficacy of vaccines for COVID-19 and the economic impacts of the pandemic. Even in those regions where we have experienced business recovery, should those regions fail to fully contain COVID-19 or suffer a COVID-19 relapse, those markets may not recover as quickly or at all, which could have a material adverse effect on our business and results of operations. The pandemic may also affect our business, operations or financial condition in a manner that is not presently known to us or that we currently do not consider to present significant risks.
In addition, the impact of COVID-19 may also exacerbate other risks discussed in this Item 1A. Risk Factors, any of which could have a material effect on us.

2021 FORM 10-K 11

Global economic conditions could have a material adverse effect on our business, operating results and financial condition.
The uncertain state of the global economy continues to impact businesses around the world. If global economic and financial market conditions deteriorate, the following factors could have a material adverse effect on our business, operating results and financial condition:
•Our sales are impacted by discretionary spending by consumers. Declines in consumer spending have in the past and in the future may result in reduced demand for our products, increased inventories, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts and lower gross margins.
•In the future, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so.
•We conduct transactions in various currencies, which creates exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported operating results and financial condition.
•Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain (such as cotton or petroleum derivatives) could have a material adverse effect on our costs, gross margins and profitability.
•If retailers of our products experience declining revenues or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense.
•If retailers of our products experience severe financial difficulty, some may become insolvent and cease business operations, which could negatively impact the sale of our products to consumers. If contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance capital equipment and other general working capital needs, it may result in delays or non-delivery of shipments of our products.
Our products, services and experiences face intense competition.
NIKE is a consumer products company and the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products, services and experiences. The athletic footwear, apparel and equipment industry is highly competitive both in the United States and worldwide. We compete internationally with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies, private labels and large companies that have diversified lines of athletic and leisure footwear, apparel and equipment. We also compete with other companies for the production capacity of independent manufacturers that produce our products. Our NIKE Direct operations, both through our digital commerce operations and retail stores, also compete with multi-brand retailers, which sell our products through their digital platforms and physical stores, and with digital commerce platforms. In addition, we compete with respect to the digital services and experiences we are able to offer our consumers, including fitness and activity apps; sport, fitness and wellness content and services; and digital services and features in retail stores that enhance the consumer experience.
Product offerings, technologies, marketing expenditures (including expenditures for advertising and endorsements), pricing, costs of production, customer service, digital commerce platforms, digital services and experiences and social media presence are areas of intense competition. These, in addition to ongoing rapid changes in technology, a reduction in barriers to the creation of new footwear and apparel companies and consumer preferences in the markets for athletic and leisure footwear, apparel, and equipment, services and experiences, constitute significant risk factors in our operations. In addition, the competitive nature of retail, including shifts in the ways in which consumers shop, and the continued proliferation of digital commerce, constitutes a risk factor implicating our NIKE Direct and wholesale operations. If we do not adequately and timely anticipate and respond to our competitors, our costs may increase, demand for our products may decline, possibly significantly, or we may need to reduce wholesale or suggested retail prices for our products.
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
2021 FORM 10-K 12

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
We extend credit to our customers based on an assessment of a customer's financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of our products, we offer certain customers the opportunity to place orders five to six months ahead of delivery under our futures ordering program. These advance orders may be canceled under certain conditions, and the risk of cancellation may increase when dealing with financially unstable retailers or retailers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties up to and including bankruptcies, which have had an adverse effect on our sales, our ability to collect on receivables and our financial condition. When the retail economy weakens or as consumer behavior shifts, retailers may be more cautious with orders. A slowing or changing economy in our key markets could adversely affect the financial health of our customers, which in turn could have an adverse effect on our results of operations and financial condition. In addition, product sales are dependent in part on high quality merchandising and an appealing retail environment to attract consumers, which requires continuing investments by retailers. Retailers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products. The ongoing financial uncertainty surrounding COVID-19, particularly for retailers, could also have an effect on our sales, our ability to collect on receivables and our financial condition.
Extreme weather conditions and natural disasters could negatively impact our operating results and financial condition.
Extreme weather conditions in the areas in which our retail stores, suppliers, manufacturers, customers, distribution centers, offices, headquarters and vendors are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, wildfires and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, have in the past temporarily disrupted, and could in the future disrupt, our operations, the operations of our vendors, manufacturers and other suppliers or have in the past resulted in, and in the future could result in, economic instability that may negatively impact our operating results and financial condition. In particular, if a natural disaster or severe weather event were to occur in an area in which we or our suppliers, manufacturers, customers, distribution centers and vendors are located, our continued success would depend, in part, on the safety and availability of the relevant personnel and facilities and proper functioning of our or third parties' computer, network, telecommunication and other systems and operations. In addition, a natural disaster or severe weather event could negatively impact retail traffic to our stores or stores that carry our products and could have an adverse impact on consumer spending, any of which could in turn result in negative point-of-sale trends for our merchandise. Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations, either in a particular region or globally, as well as the activities of our third-party vendors and other suppliers, manufacturers and customers. In addition, the physical changes prompted by climate change could result in changes in regulations or consumer preferences, which could in turn affect our business, operating results and financial condition. We believe the diversity of locations in which we operate, our operational size, disaster recovery and business continuity planning and our information technology systems and networks, including the Internet and third-party services (“Information Technology Systems”) position us well, but may not be sufficient for all or for concurrent eventualities. If we were to experience a local or regional disaster or other business continuity event or concurrent events, we could still experience operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel. For example, our World Headquarters are located in an active seismic zone, which is at a higher risk for earthquakes and the related consequences or effects. Further, if we are unable to find alternative suppliers, replace capacity at key manufacturing or distribution locations or quickly repair damage to our Information Technology Systems or supply systems, we could be late in delivering, or be unable to deliver, products to our customers. These events could result in reputational damage, lost sales, cancellation charges or markdowns, all of which could have an adverse effect on our business, results of operations and financial condition.

2021 FORM 10-K 13

Business and Operational Risks
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
Our brand value also depends on our ability to maintain a positive consumer perception of our corporate integrity, purpose and brand culture. Negative claims or publicity involving us, our culture and values, our products, services and experiences, consumer data, or any of our key employees, endorsers, sponsors or suppliers could seriously damage our reputation and brand image, regardless of whether such claims are accurate. For example, while we require our suppliers of our products to operate their business in compliance with applicable laws and regulations, we do not control their practices. Negative publicity relating to a violation or an alleged violation of policies or laws by such suppliers could damage our brand image and diminish consumer trust in our brand. Further, our reputation and brand image could be damaged as a result of our support of, association with or lack of support or disapproval of certain social causes, as well as any decisions we make to continue to conduct, or change, certain of our activities in response to such considerations. Social media, which accelerates and potentially amplifies the scope of negative publicity, can increase the challenges of responding to negative claims. Adverse publicity about regulatory or legal action against us, or by us, could also damage our reputation and brand image, undermine consumer confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. If the reputation, culture or image of any of our brands is tarnished or if we receive negative publicity, then our sales, financial condition and results of operations could be materially and adversely affected.
Our business is affected by seasonality, which could result in fluctuations in our operating results.
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth fiscal quarters have slightly exceeded those in the second and third fiscal quarters. However, the mix of product sales may vary considerably from time to time or in the future as a result of strategic shifts in our business, changes in COVID-19 related cancellations or postponements and seasonal or geographic demand for particular types of footwear, apparel and equipment and in connection with the timing, cancellation or postponement of significant sporting events, such as the NBA Finals, Olympics or the World Cup, among others. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including economic conditions, changes in consumer preferences, weather conditions, outbreaks of disease, social or political unrest, availability of import quotas, transportation disruptions and currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of additional factors that are beyond our control, including manufacturing and transportation costs, shifts in product sales mix and geographic sales trends, all of which we expect to continue. Results of operations in any period should not be considered indicative of the results to be expected for any future period.
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
2021 FORM 10-K 14

We rely on technical innovation and high-quality products to compete in the market for our products.
Technical innovation and quality control in the design and manufacturing processes of footwear, apparel and equipment is essential to the commercial success of our products. Research and development play a key role in technical innovation. We rely upon specialists in the fields of biomechanics, chemistry, exercise physiology, engineering, digital technologies, industrial design, sustainability and related fields, as well as research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists and other experts to develop and test cutting-edge performance products. While we strive to produce products that help to enhance athletic performance and reduce injury and maximize comfort, if we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems and loss of consumer confidence.
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
Furthermore, if certain endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken or statements made by athletes, teams or leagues, or other endorsers, associated with our products or brand that harm the reputations of those athletes, teams or leagues, or endorsers, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. In addition, poor performance by our endorsers, a failure to continue to correctly identify promising athletes, public figures or sports organizations, to use and endorse our products and brand or a failure to enter into cost-effective endorsement arrangements with prominent athletes, public figures and sports organizations could adversely affect our brand, sales and profitability.
Failure to accurately forecast consumer demand could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.
To meet anticipated demand for our products, we purchase products from manufacturers outside of our futures ordering program and in advance of customer orders, which we hold in inventory and resell to customers. There is a risk we may be unable to sell excess products ordered from manufacturers. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages could delay shipments to customers, negatively impact retailer, distributor and consumer relationships and diminish brand loyalty. The difficulty in forecasting demand also makes it difficult to estimate our future results of operations, financial condition and cash flows from period to period. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income, and we are unlikely to forecast such effects with any certainty in advance.
Our NIKE Direct operations have required and will continue to require a substantial investment and commitment of resources and are subject to numerous risks and uncertainties.
Our NIKE Direct operations, including our retail stores and digital platforms, have required and will continue to require significant investment. Our NIKE Direct stores have required and will continue to require substantial fixed investment in equipment and leasehold improvements and personnel. We have entered into substantial operating lease commitments for retail space. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and marketing activities and to integrate with our digital platforms. Because of their unique design and technological elements, locations and size, these stores require substantially more investment than other stores. Due to the high fixed-cost structure associated with our NIKE Direct retail stores, a decline in sales, a shift in consumer behavior away from brick-and-mortar retail, or the closure, temporary or otherwise, or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements and employee-related costs.
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

2021 FORM 10-K 15

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
Many of our consumers shop with us through our digital platforms. Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping, as well as to engage with us and our competitors through digital services and experiences that are offered on mobile platforms. We are increasingly using social media and proprietary mobile applications to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, secure, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business globally and have a material adverse impact on our business and results of operations. In addition, as use of our digital platforms continues to grow, we will need an increasing amount of technical infrastructure to continue to satisfy our consumers' needs. If we fail to continue to effectively scale and adapt our digital platforms to accommodate increased consumer demand, our business may be subject to interruptions, delays or failures and consumer demand for our products and digital experiences could decline.
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
We are heavily dependent on Information Technology Systems, across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales and distribution, as well as for processing financial information for external and internal reporting purposes, retail operations and other business activities. Information Technology Systems are critical to many of our operating activities and our business processes and may be negatively impacted by any service interruption or shutdown. For example, our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these Information Technology Systems. Over a number of years, we have implemented Information Technology Systems in all of the geographical regions in which we operate. Our work to integrate, secure and enhance these systems and related processes in our global operations is ongoing and NIKE will continue to invest in these efforts. We cannot provide assurance, however, that the measures we take to secure and enhance these systems will be sufficient to protect our Information Technology Systems and prevent cyber-attacks, system failures or data or information loss. The failure of these systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes, failure to properly maintain, protect, repair or upgrade systems, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant capital investments to remediate the problem which may not be sufficient to cover all eventualities, and may have an adverse effect on our reputation, results of operations and financial condition. In addition, the increased use of employee-owned devices for communications as well as work-from-home arrangements, such as those implemented in response to the COVID-19 pandemic, present additional operational risks to our Information Technology Systems, including, but not limited to, increased risks of cyber-attacks. Further, like other companies in the retail industry, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that they will not have an impact in the future.
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
2021 FORM 10-K 16

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
NIKE is supplied by 191 footwear factories located in 14 countries. We do not own or operate any of the footwear manufacturing facilities and depend upon independent contract manufacturers to manufacture all of the footwear products we sell. In fiscal 2021, four footwear contract manufacturers each accounted for greater than 10% of fiscal 2021 footwear production and in aggregate accounted for approximately 61% of NIKE Brand footwear production in fiscal 2021. Our ability to meet our customers' needs depends on our ability to maintain a steady supply of products from our independent contract manufacturers. If one or more of our significant suppliers were to sever their relationship with us or significantly alter the terms of our relationship, including due to changes in applicable trade policies, or be unable to perform, including as a result of the COVID-19 pandemic, we may not be able to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition or results of operations. Additionally, if any of our primary contract manufacturers fail to make timely shipments, do not meet our quality standards or otherwise fail to deliver us product in accordance with our plans, there could be a material adverse effect on our results of operations.
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

2021 FORM 10-K 17

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
Our success depends in part on the continued service of high-quality employees, including key executive officers and personnel. The loss of the services of key individuals, or any negative perception with respect to these individuals, or our workplace culture or values, could harm our business. Our success also depends on our ability to recruit, retain and engage our personnel sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel. Changes to our current and future office environments or adoption of a new work model that expects employees to work on-site for a specified number of days with some flexibility to work remotely on other days, may not meet the needs or expectations of our employees or may not be perceived as favorable compared to other companies' policies, which could negatively impact our ability to attract, hire and retain our employees. In addition, shifts in U.S. immigration policy could negatively impact our ability to attract, hire and retain highly skilled employees who are from outside the United States. We also believe that our corporate culture has been a key driver of our success, and we have invested substantial time and resources in building, maintaining and evolving our culture. Any failure to preserve and evolve our culture could negatively affect our future success, including our ability to retain and recruit employees.
Our business operations and financial performance could be adversely affected by changes in our relationship with our workforce or changes to United States or foreign employment regulations.
We have significant exposure to changes in domestic and foreign laws governing our relationships with our workforce, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements and payroll taxes, which could have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in countries where we have workforce could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs. There is also a risk of potential claims that we have violated laws related to discrimination and harassment, health and safety, wage and hour laws, criminal activity, personal injury and other claims. In addition, if there were a significant increase in the number of members of our workforce who are members of labor organizations or become parties to collective bargaining agreements, we could be vulnerable to a strike, work stoppage or other labor action, which could have an adverse effect on our business.
Risks Related to Operating a Global Business
Our international operations involve inherent risks which could result in harm to our business.
Virtually all of our athletic footwear and apparel is manufactured outside of the United States, and the majority of our products are sold outside of the United States. Accordingly, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political tensions, unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which our products are manufactured or where we sell products. This includes, for example, the effect of Brexit, including implementation of the legal and regulatory framework that applies to the United Kingdom and its relationship with the European Union and other countries, as well as new and proposed changes affecting tax laws and trade policy in the United States and elsewhere as further described below under “We could be subject to changes in tax rates, adoption of new tax laws, additional tax liabilities or increased volatility in our effective tax rate” and “Changes to U.S. or other countries' trade policies and tariff and import/export regulations or our failure to comply with such regulations may have a material adverse effect on our reputation, business, financial condition and results of operations.” Changes in the U.S. presidential administration's import and export policies, including trade restrictions, increased tariffs or quotas, embargoes, safeguards or customs restrictions, could require us to change the way we conduct business and adversely affect our results of operations.
In addition, disease outbreaks, including the recent COVID-19 pandemic, terrorist acts and military conflict have increased the risks of doing business abroad. These factors, among others, could affect our ability to manufacture products or procure
2021 FORM 10-K 18

materials, our ability to import products, our ability to sell products in international markets and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be adversely affected. In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States and other countries. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change legislation, product safety regulations or other charges or restrictions, any of which could have an adverse effect on our results of operations and financial condition.
Furthermore, we are subject to the U.S. Foreign Corrupt Practices Act as well as the anti-corruption laws of other countries in which we operate. Although we implement policies and procedures designed to promote compliance with these laws, our employees, contractors, suppliers and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation could result in sanctions or other penalties and have an adverse effect on our business, reputation and operating results.
Our products are subject to risks associated with overseas sourcing, manufacturing and financing.
The principal materials used in our apparel products — natural and synthetic fabrics and threads, specialized performance fabrics designed to efficiently wick moisture away from the body, retain heat or repel rain and/or snow as well as plastic and metal hardware — are available in countries where our manufacturing takes place. The principal materials used in our footwear products — natural and synthetic rubber, plastic compounds, foam cushioning materials, natural and synthetic leather, natural and synthetic fabrics and threads, nylon, canvas and polyurethane films — are also locally available to manufacturers. Both our apparel and footwear products are dependent upon the ability of our independent contract manufacturers to locate, train, employ and retain adequate personnel. NIKE contractors and suppliers buy raw materials and are subject to wage rates and other labor standards that are oftentimes regulated by the governments of the countries in which our products are manufactured.
There could be a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, our contract manufacturers might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price or at all. Further, our independent contract manufacturers have experienced and may continue to experience in the future, unexpected increases in work wages or other changes in labor standards, whether government mandated or otherwise, and increases in compliance costs due to governmental regulation concerning certain metals, fabrics or raw materials used in the manufacturing of our products. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increases in demand, or reductions in the availability of materials, or need to replace an existing manufacturer, there can be no assurance additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or sources of materials, we may encounter delays in production and added costs as a result of the time it takes to train suppliers and manufacturers in our methods, products, quality control standards and labor, health and safety standards. Any delays, interruption or increased costs in labor or wages, or the supply of materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short- and long-term.
Because independent manufacturers make a majority of our products outside of our principal sales markets, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion or other factors, and costs and delays associated with consolidating or transitioning between manufacturers, could adversely impact our financial performance. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as air freight, which could adversely affect our profit margins. The cost of oil is a significant component in manufacturing and transportation costs, so increases in the price of petroleum products can adversely affect our profit margins. Changes in U.S. trade policies, including to import tariffs and existing trade policies and agreements, could also have a significant impact on our activities in foreign jurisdictions, and could adversely affect our reputation or results of operations.
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

2021 FORM 10-K 19

Legal, Regulatory, and Compliance Risks
We are subject to a complex array of laws and regulations and litigation and other legal and regulatory proceedings, which could have an adverse effect on our business, financial condition and results of operations.
As a multinational corporation with operations and distribution channels throughout the world, we are subject to and must comply with extensive laws and regulations in the United States and other jurisdictions in which we have operations and distribution channels. If we or our employees, agents, suppliers, and other partners fail to comply with any of these laws or regulations, such failure could subject us to fines, sanctions or other penalties that could negatively affect our reputation, business, financial condition and results of operations. Furthermore, laws, regulations and policies and the interpretation of such, can conflict among jurisdictions and compliance in one jurisdiction may result in legal or reputational risks in another jurisdiction. We are involved in various types of claims, lawsuits, regulatory proceedings and government investigations relating to our business, our products and the actions of our employees and representatives, including contractual and employment relationships, product liability, antitrust, trademark rights and a variety of other matters. It is not possible to predict with certainty the outcome of any such legal or regulatory proceedings or investigations, and we could in the future incur judgments, fines or penalties, or enter into settlements of lawsuits and claims that could have a material adverse effect on our business, financial condition and results of operations and negatively impact our reputation. The global nature of our business means legal and compliance risks, such as anti-bribery, anti-corruption, fraud, trade, environmental, competition, privacy and other regulatory matters, will continue to exist and additional legal proceedings and other contingencies will arise from time to time, which could adversely affect us. In addition, the adoption of new laws or regulations, or changes in the interpretation of existing laws or regulations, may result in significant unanticipated legal and reputational risks. Any current or future legal or regulatory proceedings could divert management's attention from our operations and result in substantial legal fees.
Changes to U.S. or other countries' trade policies and tariff and import/export regulations or our failure to comply with such regulations may have a material adverse effect on our reputation, business, financial condition and results of operations.
Changes in U.S. or international social, political, regulatory and economic conditions could impact our business, reputation, financial condition and results of operations. In particular, political and economic instability, geopolitical conflicts, political unrest, civil strife, terrorist activity, acts of war, public corruption, expropriation, nationalism and other economic or political uncertainties in the United States or internationally could interrupt and negatively affect the sale of our products or other business operations. Any negative sentiment toward the United States as a result of any such changes could also adversely affect our business.
In addition, changes in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business could adversely affect our business. U.S. presidential administrations have instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.
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
We may be subject to liability if third parties successfully claim we infringe their intellectual property rights. Defending infringement claims could be expensive and time-consuming and might result in our entering into costly license agreements. We also may be subject to significant damages or injunctions against development, manufacturing, use, importation and/or sale of certain products.
2021 FORM 10-K 20

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
In addition to our own sensitive and proprietary business information, we handle transactional and personal information about our wholesale customers and consumers and users of our digital experiences, which include online distribution channels and product engagement, adaptive products and personal fitness applications. Hackers and data thieves are increasingly sophisticated and operate social engineering, such as phishing, and large-scale, complex automated attacks that can evade detection for long periods of time. Any breach of our or our service providers' networks, or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers', users' or employees' personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation; resulting in lost sales and consumers, fines, lawsuits, or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach.
In addition, we must comply with increasingly complex and rigorous, and sometimes conflicting, regulatory standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018; and California passed the California Consumer Privacy Act (the "CCPA") which became effective on January 1, 2020, and additional jurisdictions are considering proposing or adopting similar regulations. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR and CCPA) and regulations can be costly and time consuming, and any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, imposition of fines by governmental authorities and damage to our reputation and credibility and could have a negative impact on revenues and profits.
We could be subject to changes in tax rates, adoption of new tax laws, additional tax liabilities or increased volatility in our effective tax rate.
We earn a substantial portion of our income in foreign countries and, as such, we are subject to the tax laws in the United States and numerous foreign jurisdictions. Current economic and political conditions make tax laws and regulations, or their interpretation and application, in any jurisdiction subject to significant change.
Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense and cash flows.
Portions of our operations are subject to a reduced tax rate or are under various tax holidays. We also utilize tax rulings and other agreements to obtain certainty in treatment of certain tax matters. These holidays expire from time to time and may be extended when certain conditions are met, or terminated if certain conditions are not met. The impact of any changes in conditions would be the loss of certainty in treatment thus potentially impacting our effective income tax rate. For example, in January 2019, the European Commission opened a formal investigation to examine whether the Netherlands has breached State Aid rules when granting certain tax rulings to the Company. If this matter is adversely resolved, the Netherlands may be required to assess additional amounts with respect to current and prior periods and the Company's Netherlands income taxes in the future could increase.
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

2021 FORM 10-K 21

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
We work with hundreds of contractors outside of the United States to manufacture our products, and we also have license agreements that permit independent parties to manufacture or contract for the manufacture of products using our intellectual property. We require the contractors that directly manufacture our products and our licensees that make products using our intellectual property (including, indirectly, their contract manufacturers) to comply with a code of conduct and other environmental, human rights, health and safety standards for the benefit of workers. We also require our contract manufacturers and the contractors of our licensees to comply with applicable standards for product safety. Notwithstanding their contractual obligations, from time to time contractors may not comply with such standards or applicable local law or our licensees may fail to enforce such standards or applicable local law on their contractors. If one or more of our direct or indirect contractors violates or fails to comply with, or is accused of violating or failing to comply with, such standards and laws, this could harm our reputation or result in a product recall and, as a result, could have an adverse effect on our sales and financial condition. Negative publicity regarding production methods, alleged unethical or illegal practices or workplace or related conditions of any of our suppliers, manufacturers or licensees could adversely affect our brand image and sales, force us to locate alternative suppliers, manufacturers or licenses or result in the imposition of additional regulations, including new or additional quotas, tariffs, sanctions, product safety regulations or other regulatory measures, by governmental authorities.
Risks Related to Our Securities, Investments and Liquidity
Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.
From time to time, we may invest in technology, business infrastructure, new businesses or capabilities, product offering and manufacturing innovation and expansion of existing businesses, such as our NIKE Direct operations, which require substantial cash investments and management attention. We believe cost-effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations. See also “Our NIKE Direct operations have required and will continue to require a substantial investment and commitment of resources and are subject to numerous risks and uncertainties.”
The sale of a large number of shares of common stock by our principal stockholder could depress the market price of our common stock.
As of June 30, 2021, Swoosh, LLC beneficially owned approximately 77% of our Class A Common Stock. If, on June 30, 2021, all of these shares were converted into Class B Common Stock, the commensurate ownership percentage of our Class B Common Stock would be approximately 15%. The shares are available for resale, subject to the requirements of the U.S. securities laws and the terms of the limited liability company agreement governing Swoosh, LLC. The sale or prospect of a sale of a substantial number of these shares could have an adverse effect on the market price of our common stock. Swoosh, LLC was formed by Philip H. Knight, our Chairman Emeritus, to hold the majority of his shares of Class A Common Stock. Swoosh, LLC is controlled by Mr. Knight's son and NIKE director, Travis Knight.
Changes in our credit ratings or macroeconomic conditions may affect our liquidity, increasing borrowing costs and limiting our financing options.
Our long-term debt is currently rated Investment Grade by Standard & Poor's and Moody's Investors Service. If our credit ratings are lowered, borrowing costs for our existing facilities or for future long-term debt or short-term credit facilities may increase and our financing options, including our access to credit or capital markets, could be adversely affected. We may also be subject to restrictive covenants that would reduce our flexibility to, among other things, incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. Failure to comply with such covenants could result in a default, and as a result, the commitments of our lenders under our credit agreements may be terminated and the maturity of amounts owed may be accelerated. In addition, macroeconomic conditions, such as increased volatility or disruption in the credit markets, could adversely affect our ability to refinance existing debt.
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
2021 FORM 10-K 22

difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, as provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenues and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory reserves, contingent payments under endorsement contracts, accounting for property, plant and equipment and definite-lived assets, hedge accounting for derivatives, income taxes and other contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class B Common Stock.
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

2021 FORM 10-K 23

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following is a summary of principal properties owned or leased by NIKE:
The NIKE World Campus, owned by NIKE and located near Beaverton, Oregon, USA, is an approximately 400-acre site consisting of over 40 buildings which, together with adjacent leased properties, functions as our world headquarters and is occupied by approximately 11,700 employees engaged in management, research, design, development, marketing, finance and other administrative functions serving nearly all of our segments. We lease a similar, but smaller, administrative facility in Hilversum, the Netherlands, which serves as the headquarters for our Europe, Middle East & Africa geography and management of certain brand functions for our non-U.S. operations. We also lease an office complex in Shanghai, China, our headquarters for our Greater China geography, occupied by employees focused on implementing our wholesale, NIKE Direct and merchandising strategies in the region, among other functions.
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
Aside from the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We lease approximately 1,043 retail stores worldwide, which primarily consist of factory stores. See “United States Market” and “International Markets” for additional information regarding our retail stores. Our leases expire at various dates through the fiscal year 2043.
ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
2021 FORM 10-K 24

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NIKE's Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 9, 2021, there were 22,745 holders of record of NIKE's Class B Common Stock and 14 holders of record of NIKE's Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class B Common Stock. Refer to our Consolidated Statements of Shareholders' Equity for dividends declared on the Class A and Class B Common Stock.
In June 2018, the Board of Directors approved a four-year, $15 billion share repurchase program. During the fourth quarter of fiscal 2020, to enhance our liquidity position in response to COVID-19, we elected to temporarily suspend share repurchases under our existing share repurchase program. The existing program remained authorized by the Board of Directors and during the fourth quarter of fiscal 2021, we began repurchasing shares under the program. As of May 31, 2021, the Company had repurchased 50.0 million shares at an average price of $93.33 per share for a total approximate cost of $4.7 billion.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended May 31, 2021:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
March 1 — March 31, 2021	—	$—	$10,981
April 1 — April 30, 2021	1,658,744	$130.82	$10,764
May 1 — May 31, 2021	3,208,713	$134.94	$10,331
	4,867,457	$133.54

2021 FORM 10-K 25

PERFORMANCE GRAPH
The following graph demonstrates a five-year comparison of cumulative total returns for NIKE's Class B Common Stock; the Standard & Poor's 500 Stock Index; the Standard & Poor's Apparel, Accessories & Luxury Goods Index; and the Dow Jones U.S. Footwear Index. The graph assumes an investment of $100 on May 31, 2016, in each of the indices and our Class B Common Stock. Each of the indices assumes that all dividends were reinvested on the day of issuance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG NIKE, INC.; S&P 500 INDEX; THE DOW JONES U.S. FOOTWEAR INDEX; AND S&P APPAREL, ACCESSORIES & LUXURY GOODS INDEX
The Dow Jones U.S. Footwear Index consists of NIKE, Deckers Outdoor Corporation and Skechers U.S.A., Inc. Because NIKE is part of the Dow Jones U.S. Footwear Index, the price and returns of NIKE stock have a substantial effect on this index. The Standard & Poor's Apparel, Accessories & Luxury Goods Index consists of Hanesbrands Inc., PVH Corporation, Ralph Lauren Corporation, Tapestry, Inc., Under Armour, Inc. and V.F. Corporation. The Dow Jones U.S. Footwear Index and the Standard & Poor's Apparel, Accessories & Luxury Goods Index include companies in two major lines of business in which the Company competes. The indices do not encompass all of the Company's competitors, nor all product categories and lines of business in which the Company is engaged.
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
2021 FORM 10-K 26

ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

2021 FORM 10-K 27

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
Since fiscal 2018, through the Consumer Direct Offense and our Triple Double strategy, we have focused on doubling the impact of innovation, increasing our speed and agility to market and growing our direct connections with consumers. In June 2020, we announced a new digitally empowered phase of the Consumer Direct Offense strategy: Consumer Direct Acceleration. This strategic acceleration will focus on three specific areas. First, creating the marketplace of the future through more premium, consistent and seamless consumer experiences that more closely align with what consumers want and need. This strategy will lead with NIKE Digital and our owned stores, as well as through select strategic partners who share our marketplace vision. Second, we will align our product creation and category organizations around a new consumer construct focused on Men’s, Women’s and Kids'. This approach is intended to allow us to create product that better meets individual consumer needs, including more specialization of our category approach, while re-aligning and simplifying our offense to accelerate our largest growth opportunities. In particular, we expect to reinvest in our Women’s and Kids’ businesses and also simplify our operating model across the remainder of the Company to optimize effectiveness. Third, we will unify investments in data and analytics, demand sensing, insight gathering, inventory management and other areas against an end-to-end technology foundation to accelerate our digital transformation. We believe this unified approach will accelerate growth and unlock more efficiency for our business, while driving speed and responsiveness as we serve consumers globally. As such, our new financial goals through fiscal 2025 are outlined below:
•High single-digit to low double-digit revenue growth;
•Gross margin rate in the high 40s by fiscal 2025;
•Earnings before interest and taxes as a percent of revenues ("EBIT Margin") in the high teens by fiscal 2025;
•Mid to high teens diluted earnings per share growth;
•Exceeding low 30% range rate of return on invested capital (ROIC); and
•Annual capital expenditures at roughly 3% of Revenues.
As a result of our strategic acceleration, management announced on July 22, 2020, a series of leadership and operating model changes to streamline and speed up our execution. These changes resulted in a net reduction of our global workforce and during fiscal 2021, we incurred pre-tax charges of $294 million, which relate to employee termination costs and, to a lesser extent, stock-based compensation expense. All related actions are now substantially complete, and we expect future annual wage-related savings will be reinvested to execute against this next phase of our strategy. For more information related to our organizational realignment and related costs, see Note 21 — Restructuring within the accompanying Notes to the Consolidated Financial Statements.
COVID-19 UPDATE
Throughout fiscal 2021, the COVID-19 pandemic impacted our business results and operations globally. Our business and wholesale partners experienced temporary store closures and stores operating on reduced hours, as a result of mandatory lockdowns across our North America, EMEA and APLA geographies. Additionally, disruption in the global supply chain due to container shortages, transportation delays and U.S. port congestion interrupted the flow of our inventory. Despite the disruption caused by the pandemic, we achieved record Revenues for fiscal 2021, which increased 19% to $44.5 billion, compared to the prior fiscal year, with gross margin expansion of 140 basis points. We ended the fiscal year with Inventories down 7% compared to May 31, 2020, and our liquidity position remains strong with $13.5 billion of Cash and equivalents and Short-term investments, an increase of $4.7 billion compared to May 31, 2020.
Our NIKE Direct business fueled our growth throughout the year as we navigated the pandemic, leveraging our digital platforms with our store footprint to connect directly with the consumer. NIKE Brand digital revenues grew 60% on a currency-neutral basis, with strong double-digit growth across each of our geographies. Despite temporary store closures throughout the year, due to COVID-19 safety-related measures, we experienced a 4% increase in comparable store sales, driven by growth in Greater China and North America, partially offset by declines in EMEA and APLA. As of July 15, 2021, approximately 99% of our owned stores were open with some operating on reduced hours.
2021 FORM 10-K 28

We continue to monitor the rapidly evolving situation, as well as guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. There remains risk that COVID-19 could have material adverse impacts on our future revenue growth as well as our overall profitability and may lead to higher than normal inventory levels in various markets, adverse impacts on the global supply chain, revised payment terms with certain of our wholesale customers, higher sales-related reserves, factory cancellation costs and a volatile effective tax rate driven by changes in the mix of earnings across our jurisdictions.
FISCAL 2021 OVERVIEW
In fiscal 2021, NIKE, Inc. achieved record Revenues which increased 19% to $44.5 billion. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, experienced growth of 19%, up 17% on a currency-neutral basis, driven by increases across all geographies. NIKE Direct grew 30% on a currency-neutral basis, driven by 60% growth in digital, with all geographies growing strong double digits, while wholesale revenues grew 10%. Revenues for Converse increased 19% and 16%, on a reported and currency-neutral basis, respectively, led by strong double-digit growth in digital.
Income (loss) before income taxes increased 131% for fiscal 2021, primarily due to higher revenues, gross margin expansion and selling and administrative expense leverage. NIKE, Inc. gross margin increased 140 basis points primarily due to annualizing the impacts of COVID-19 including lower factory cancellation charges, lower inventory obsolescence reserves as well as the favorable rate impact of fixed supply chain costs on a higher volume of wholesale shipments. The increase in gross margin also reflects higher full-price product margins across wholesale and NIKE Direct. Selling and administrative expense decreased due to lower Demand creation expense, partially offset by higher Operating overhead expense. Demand creation expense decreased primarily due to lower marketing and advertising expenses for our brand events and retail operations, as well as lower sports marketing expenses as sporting events were postponed due to COVID-19. These decreases were partially offset by higher digital marketing investments. Operating overhead expense increased primarily due to an increase in strategic technology investments, higher NIKE Direct variable costs and $255 million in restructuring-related costs, partially offset by lower bad debt expense and travel and related expenses. ROIC as of May 31, 2021, was 48.8% compared to 21.5% as of May 31, 2020. ROIC is considered a non-GAAP financial measure, see "Use of Non-GAAP Financial Measures" for further information.
During fiscal 2020, we entered into definitive agreements to sell our NIKE Brand businesses in Brazil, Argentina, Chile and Uruguay and to shift to a distributor operating model. During fiscal 2021, the transaction with Grupo SBF S.A. to purchase substantially all of our NIKE Brand operations in Brazil closed. Additionally, during the third quarter of fiscal 2021, we mutually agreed with Grupo Axo to terminate the sale and purchase agreement for the transition of NIKE’s businesses in Argentina, Chile and Uruguay to a distributor partnership. However, as we remain committed to selling the legal entities in all three countries and granting distribution rights to third-party distributors, the assets and liabilities of the entities have remained classified as held-for-sale on our Consolidated Balance Sheets as of May 31, 2021. For more information related to our planned distributor partnership transition within APLA, see Note 20 — Acquisitions and Divestitures within the accompanying Notes to the Consolidated Financial Statements. In future quarters, as we shift from a wholesale and direct to consumer operating model to a distributor operating model within these countries, we expect consolidated NIKE, Inc. and APLA revenue growth will be reduced due to differences in commercial terms. However, we expect the future operating model to have a favorable impact on our overall profitability as we reduce selling and administrative expenses, as well as lessen exposure to foreign exchange rate volatility.
While foreign currency markets remain volatile, in part due to geopolitical dynamics which may lead to a stronger U.S. Dollar, we continue to see opportunities to drive future growth and profitability. We remain committed to effectively managing our business and mitigating financial market risks to achieve our financial goals over the long-term by executing against the operational strategies outlined above.
For discussion related to the results of operations and changes in financial condition for fiscal 2020 compared to fiscal 2019 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2020 Form 10-K, which was filed with the United States Securities and Exchange Commission on July 24, 2020.
USE OF NON-GAAP FINANCIAL MEASURES
Throughout this Annual Report on Form 10-K, we discuss non-GAAP financial measures, including references to wholesale equivalent revenues, currency-neutral revenues, Total NIKE Brand earnings before interest and taxes (EBIT) and Total NIKE, Inc. EBIT, as well as EBIT Margin and ROIC, which should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). References to wholesale equivalent revenues are intended to provide context as to the total size of our NIKE Brand market footprint if we had no NIKE Direct operations. NIKE Brand wholesale equivalent revenues consist of (1) sales to external wholesale customers and (2) internal sales from our wholesale operations to our NIKE Direct operations, which are charged at prices comparable to those charged to external wholesale customers. Additionally, currency-neutral revenues are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. EBIT is calculated as Net Income before Interest expense (income), net and Income tax expense in the Consolidated Statements of Income. EBIT Margin

2021 FORM 10-K 29

is calculated as EBIT divided by total NIKE Inc. Revenues. ROIC represents a performance measure that management believes is useful information in understanding the Company's ability to effectively manage invested capital, see the table below for how the Company calculates this measure.
Management uses these non-GAAP financial measures when evaluating the Company's performance, including when making financial and operating decisions. Additionally, management believes these non-GAAP financial measures provide investors with additional financial information that should be considered when assessing our underlying business performance and trends. However, references to wholesale equivalent revenues, currency-neutral revenues, ROIC and EBIT should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with U.S. GAAP and may not be comparable to similarly titled non-GAAP measures used by other companies.
Our ROIC calculation as of May 31, 2021 and 2020 is as follows:

	FOR THE TRAILING FOUR QUARTERS ENDED
(Dollars in millions)	MAY 31, 2021	MAY 31, 2020
Numerator
Net income	$5,727	$2,539
Add: Interest expense (income), net	262	89
Add: Income tax expense	934	348
Earnings before interest and taxes	6,923	2,976
Income tax adjustment(1)	(970)	(352)
Earnings before interest and after taxes	$5,953	$2,624

	AVERAGE FOR THE TRAILING FIVE QUARTERS ENDED
	MAY 31, 2021	MAY 31, 2020
Denominator
Total debt(2),(3)	$12,890	$8,022
Add: Shareholders' equity	10,523	8,938
Less: Cash and equivalents and Short-term investments	11,217	4,756
Total invested capital	$12,196	$12,204

RETURN ON INVESTED CAPITAL	48.8%	21.5%
(1)Equals Earnings before interest and taxes multiplied by the effective tax rate as of the respective quarter end.
(2)Total debt includes the following: 1) Current portion of long-term debt, 2) Notes Payable, 3) Current portion of operating lease liabilities, 4) Long-term debt and 5) Operating lease liabilities.
(3)The Company adopted Accounting Standards Codification No. 842, Leases, on June 1, 2019. For comparability, total debt for each quarter prior to adoption includes approximately $3.2 billion, which represents the current and long-term portion of the Company's operating lease liabilities as of June 1, 2019.
2021 FORM 10-K 30

RESULTS OF OPERATIONS

(Dollars in millions, except per share data)	FISCAL 2021	FISCAL 2020	% CHANGE	FISCAL 2019	% CHANGE
Revenues	$44,538	$37,403	19%	$39,117	-4%
Cost of sales	24,576	21,162	16%	21,643	-2%
Gross profit	19,962	16,241	23%	17,474	-7%
Gross margin	44.8%	43.4%		44.7%
Demand creation expense	3,114	3,592	-13%	3,753	-4%
Operating overhead expense	9,911	9,534	4%	8,949	7%
Total selling and administrative expense	13,025	13,126	-1%	12,702	3%
% of revenues	29.2%	35.1%		32.5%
Interest expense (income), net	262	89	—	49	—
Other (income) expense, net	14	139	—	(78)	—
Income before income taxes	6,661	2,887	131%	4,801	-40%
Income tax expense	934	348	168%	772	-55%
Effective tax rate	14.0%	12.1%		16.1%
NET INCOME	$5,727	$2,539	126%	$4,029	-37%
Diluted earnings per common share	$3.56	$1.60	123%	$2.49	-36%

2021 FORM 10-K 31

CONSOLIDATED OPERATING RESULTS
REVENUES

(Dollars in millions)	FISCAL 2021	FISCAL 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FISCAL 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$28,021	$23,305	20%	18%	$24,222	-4%	-2%
Apparel	12,865	10,953	17%	15%	11,550	-5%	-3%
Equipment	1,382	1,280	8%	7%	1,404	-9%	-6%
Global Brand Divisions(2)	25	30	-17%	-17%	42	-29%	-26%
Total NIKE Brand Revenues	42,293	35,568	19%	17%	37,218	-4%	-2%
Converse	2,205	1,846	19%	16%	1,906	-3%	-1%
Corporate(3)	40	(11)	—	—	(7)	—	—
TOTAL NIKE, INC. REVENUES	$44,538	$37,403	19%	17%	$39,117	-4%	-2%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$25,898	$23,156	12%	10%	$25,423	-9%	-7%
Sales through NIKE Direct	16,370	12,382	32%	30%	11,753	5%	8%
Global Brand Divisions(2)	25	30	-17%	-17%	42	-29%	-26%
TOTAL NIKE BRAND REVENUES	$42,293	$35,568	19%	17%	$37,218	-4%	-2%
NIKE Brand Revenues on a Wholesale Equivalent Basis:(1)
Sales to Wholesale Customers	$25,898	$23,156	12%	10%	$25,423	-9%	-7%
Sales from our Wholesale Operations to NIKE Direct Operations	9,872	7,452	32%	30%	7,127	5%	7%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$35,770	$30,608	17%	15%	$32,550	-6%	-4%
NIKE Brand Wholesale Equivalent Revenues by:(1)
Men's	$18,883	$16,694	13%	11%	$17,737	-6%	-4%
Women's	8,555	6,999	22%	20%	7,380	-5%	-3%
NIKE Kids'	5,884	5,033	17%	15%	5,283	-5%	-3%
Others(4)	2,448	1,882	30%	26%	2,150	-12%	-10%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$35,770	$30,608	17%	15%	$32,550	-6%	-4%
NIKE Brand Wholesale Equivalent Revenues by:(1)
Running	$3,987	$3,830	4%	3%	$4,488	-15%	-12%
NIKE Basketball	1,692	1,508	12%	10%	1,597	-6%	-4%
Jordan Brand	4,711	3,609	31%	28%	3,138	15%	16%
Football (Soccer)	1,682	1,575	7%	4%	1,894	-17%	-14%
Training	2,907	2,688	8%	7%	3,137	-14%	-13%
Sportswear	15,053	12,285	23%	20%	12,442	-1%	1%
Others(5)	5,738	5,113	12%	11%	5,854	-13%	-10%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$35,770	$30,608	17%	15%	$32,550	-6%	-4%
(1)The percent change excluding currency changes and the presentation of wholesale equivalent revenues represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for further information.
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
(4)Others include all unisex products, equipment and other products not allocated to Men's, Women's and NIKE Kids', as well as certain adjustments that are not allocated to products designated by gender or age.
(5)Others include all other categories and certain adjustments that are not allocated at the category level.
2021 FORM 10-K 32

FISCAL 2021 NIKE BRAND REVENUE HIGHLIGHTS
The following tables present NIKE Brand revenues disaggregated by reportable operating segment, distribution channel and major product line:

FISCAL 2021 COMPARED TO FISCAL 2020
On a currency-neutral basis, NIKE, Inc. Revenues increased 17% for fiscal 2021, driven by growth in both the NIKE Brand and Converse. Higher revenues in North America contributed approximately 7 percentage points to NIKE, Inc. Revenues, with EMEA and Greater China each contributing approximately 4 percentage points of growth and APLA and Converse each contributing approximately 1 percentage point of growth.
On a currency-neutral basis, NIKE Brand footwear revenues increased 18% for fiscal 2021, driven by growth in nearly all key categories, primarily Sportswear and the Jordan Brand. Unit sales of footwear increased 11%, while higher average selling price (ASP), on a wholesale equivalent basis, per pair contributed approximately 7 percentage points of footwear revenue growth. The increase in ASP was primarily due to higher full-price ASP, in part reflecting lower discounts, as well as higher NIKE Direct ASP and the favorable impact of growth in our NIKE Direct business.
Currency-neutral NIKE Brand apparel revenues increased 15% for fiscal 2021, due to growth in all key categories, primarily Sportswear, Football (Soccer) and the Jordan Brand. Unit sales of apparel increased 14%, while higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth. The increase in ASP was primarily due to the favorable impact of growth in our NIKE Direct business, as well as higher NIKE Direct ASP, partially offset by lower full-price ASP.
On a reported basis, NIKE Direct revenues represented approximately 39% of our total NIKE Brand revenues for fiscal 2021 compared to 35% for fiscal 2020. Digital commerce sales were $9.1 billion for fiscal 2021 compared to $5.5 billion for fiscal 2020. On a currency-neutral basis, NIKE Direct revenues increased 30% for fiscal 2021, driven by strong digital commerce sales growth of 60%, comparable store sales growth of 4% and the addition of new stores. Comparable store sales, which exclude digital commerce sales, comprises revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Comparable store sales includes revenues from stores that were temporarily closed during the period as a result of COVID-19. Comparable store sales represents a performance measure that we believe is useful information for management and investors in understanding the performance of our established NIKE-owned in-line and factory stores. Management considers this metric when making financial and operating decisions. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of this metric may not be comparable to similarly titled measures used by other companies.
On a currency-neutral basis, fiscal 2021 NIKE Brand Men's and Women's revenues increased 11% and 20%, respectively. Higher NIKE Brand Men's revenues were driven by growth in nearly all key categories, primarily Sportswear, the Jordan Brand and Football (Soccer). Higher NIKE Brand Women's revenues were driven by growth in all key categories, primarily Sportswear, the Jordan Brand, Training and Running. Revenues for our NIKE Kids' business increased 15%, due to growth primarily in the Jordan Brand and Football (Soccer).

2021 FORM 10-K 33

GROSS MARGIN
FISCAL 2021 COMPARED TO FISCAL 2020
For fiscal 2021, our consolidated gross profit increased 23% to $19,962 million compared to $16,241 million for fiscal 2020, as the prior fiscal year was significantly impacted by lower shipments to our wholesale customers and store closures within our NIKE Direct operations due to COVID-19. Gross margin increased 140 basis points to 44.8% for fiscal 2021 compared to 43.4% for fiscal 2020 due to the following:

*Wholesale equivalent
Favorable NIKE Brand full-price product margins across both our wholesale and NIKE Direct businesses primarily reflect higher full-price ASP, net of discounts. Additionally, the favorable impact of growth in our higher margin NIKE Direct business, led by NIKE owned Digital, was more than offset by higher promotions in our factory stores during the first half of fiscal 2021 to reduce excess inventory as a result of COVID-19. Lower other costs are due to annualizing certain impacts of COVID-19 from fiscal 2020, including lower factory cancellation charges, lower inventory obsolescence reserves as well as the favorable rate impact of fixed supply chain costs on a higher volume of wholesale shipments.
TOTAL SELLING AND ADMINISTRATIVE EXPENSE

(Dollars in millions)	FISCAL 2021	FISCAL 2020	% CHANGE		FISCAL 2019	% CHANGE
Demand creation expense(1)	$3,114	$3,592	-13%		$3,753	-4%
Operating overhead expense	9,911	9,534	4%		8,949	7%
Total selling and administrative expense	$13,025	$13,126	-1%		$12,702	3%
% of revenues	29.2%	35.1%	(590)	bps	32.5%	260	bps
(1)Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary product, television, digital and print advertising and media costs, brand events and retail brand presentation.
FISCAL 2021 COMPARED TO FISCAL 2020
Demand creation expense decreased 13% for fiscal 2021, due to lower marketing and advertising expenses for our brand events and retail operations, as well as lower sports marketing expense as sporting events were postponed due to COVID-19. This activity was partially offset by higher digital marketing investments. Changes in foreign currency exchange rates increased Demand creation expense by approximately 2 percentage points for fiscal 2021.
Operating overhead expense increased 4% for fiscal 2021, due to an increase in strategic technology investments, higher NIKE Direct variable costs, and approximately $255 million in restructuring-related costs, partially offset by lower bad debt expense and lower travel and related expenses. Changes in foreign currency exchange rates increased Operating overhead expense by approximately 1 percentage point for fiscal 2021.
OTHER (INCOME) EXPENSE, NET

(Dollars in millions)	FISCAL 2021	FISCAL 2020	FISCAL 2019
Other (income) expense, net	$14	$139	$(78)
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
2021 FORM 10-K 34

FISCAL 2021 COMPARED TO FISCAL 2020
Other (income) expense, net decreased from $139 million of other expense, net in fiscal 2020 to $14 million of other expense, net in the current year, primarily due to the non-recurring impairment charge of $405 million incurred in the prior year associated with our planned, strategic distributor partnership transition within APLA, partially offset by a $241 million net detrimental change in foreign currency conversion gains and losses, including hedges.
For more information related to our distributor partnership transition within APLA, see Note 20 — Acquisitions and Divestitures within the accompanying Notes to the Consolidated Financial Statements.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses, and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had a favorable impact on our Income before income taxes of $19 million for fiscal 2021.
INCOME TAXES

	FISCAL 2021	FISCAL 2020	% CHANGE	FISCAL 2019	% CHANGE
Effective tax rate	14.0%	12.1%	190 bps	16.1%	(400) bps
FISCAL 2021 COMPARED TO FISCAL 2020
Our effective tax rate was 14.0% for fiscal 2021, compared to 12.1% for fiscal 2020 due to a change in the proportion of earnings taxed in the U.S. related to the recovery from the impact of the COVID-19 pandemic and less favorable impacts from discrete items such as stock-based compensation.
OPERATING SEGMENTS
Our operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company's reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa (EMEA); Greater China; and Asia Pacific & Latin America (APLA), and include results for the NIKE and Jordan brands, with results for the Hurley brand, prior to its divestiture in fiscal 2020, included in North America. Refer to Note 20 — Acquisitions and Divestitures within the accompanying Notes to the Consolidated Financial Statements for additional information. The Company's NIKE Direct operations are managed within each geographic operating segment. Converse is also a reportable operating segment for the Company and operates predominately in one industry: the design, marketing, licensing and selling of athletic lifestyle sneakers, apparel and accessories.
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

2021 FORM 10-K 35

The breakdown of Revenues is as follows:

(Dollars in millions)	FISCAL 2021	FISCAL 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FISCAL 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$17,179	$14,484	19%	19%	$15,902	-9%	-9%
Europe, Middle East & Africa	11,456	9,347	23%	17%	9,812	-5%	-1%
Greater China	8,290	6,679	24%	19%	6,208	8%	11%
Asia Pacific & Latin America(2)	5,343	5,028	6%	8%	5,254	-4%	1%
Global Brand Divisions(3)	25	30	-17%	-17%	42	-29%	-26%
TOTAL NIKE BRAND	42,293	35,568	19%	17%	37,218	-4%	-2%
Converse	2,205	1,846	19%	16%	1,906	-3%	-1%
Corporate(4)	40	(11)	—	—	(7)	—	—
TOTAL NIKE, INC. REVENUES	$44,538	$37,403	19%	17%	$39,117	-4%	-2%
(1)    The percent change excluding currency changes represents a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" for further information.
(2)    Refer to Note 20 — Acquisitions and Divestitures within the accompanying Notes to the Consolidated Financial Statements for additional information on the transition of our NIKE Brand business in Brazil to a third-party distributor.
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
The breakdown of earnings before interest and taxes is as follows:

(Dollars in millions)	FISCAL 2021	FISCAL 2020	% CHANGE	FISCAL 2019	% CHANGE
North America	$5,089	$2,899	76%	$3,925	-26%
Europe, Middle East & Africa	2,435	1,541	58%	1,995	-23%
Greater China	3,243	2,490	30%	2,376	5%
Asia Pacific & Latin America	1,530	1,184	29%	1,323	-11%
Global Brand Divisions	(3,656)	(3,468)	-5%	(3,262)	-6%
TOTAL NIKE BRAND(1)	$8,641	$4,646	86%	$6,357	-27%
Converse	543	297	83%	303	-2%
Corporate	(2,261)	(1,967)	-15%	(1,810)	-9%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	$6,923	$2,976	133%	$4,850	-39%
EBIT margin(1)	15.5%	8.0%		12.4%
Interest expense (income), net	262	89	—	49	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$6,661	$2,887	131%	$4,801	-40%
(1)    Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT Margin, represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for further information.
2021 FORM 10-K 36

NORTH AMERICA

(Dollars in millions)	FISCAL 2021	FISCAL 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$11,644	$9,329	25%	25%	$10,045	-7%	-7%
Apparel	5,028	4,639	8%	8%	5,260	-12%	-12%
Equipment	507	516	-2%	-2%	597	-14%	-14%
TOTAL REVENUES	$17,179	$14,484	19%	19%	$15,902	-9%	-9%
Revenues by:
Sales to Wholesale Customers	$10,186	$9,371	9%	9%	$10,875	-14%	-14%
Sales through NIKE Direct	6,993	5,113	37%	37%	5,027	2%	2%
TOTAL REVENUES	$17,179	$14,484	19%	19%	$15,902	-9%	-9%
EARNINGS BEFORE INTEREST AND TAXES	$5,089	$2,899	76%		$3,925	-26%
We believe there continues to be a meaningful shift in the way consumers shop for product and make purchasing decisions across each of our geographies. Consumers are demanding a constant flow of fresh and innovative product, and have an expectation for superior service and rapid delivery, all fueled by the shift toward digital and mono-brand experiences in NIKE Direct. We anticipate continued evolution within the retail landscape, driven by shifting consumer traffic patterns across digital and physical channels. Specifically in North America, we remain focused on building long-term momentum with our strategic wholesale customers, which offer a differentiated retail experience. Additionally, over the last three years we have significantly reduced the number of undifferentiated wholesale accounts. During fiscal 2021, we took further steps towards account and channel consolidation by reprioritizing product allocation to benefit NIKE Direct and our differentiated strategic wholesale customers. We expect that over the next two fiscal years, we will more aggressively accelerate these changes as we work to reprofile the shape of the marketplace and recapture wholesale revenue declines over time.
FISCAL 2021 COMPARED TO FISCAL 2020
On a currency-neutral basis, North America revenues increased 19%, driven by growth in nearly all key categories, led by Sportswear and the Jordan Brand. NIKE Direct revenues increased 37%, driven by strong digital sales growth of 73%, comparable store sales growth of 5% and the addition of new stores.
Footwear revenues increased 25% on a currency-neutral basis due to higher revenues in several key categories, led by Sportswear and the Jordan Brand. Unit sales of footwear increased 17%, while higher ASP per pair contributed approximately 8 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher NIKE Direct and full-price ASPs, in part reflecting lower-discounts, as well as the favorable impact of growth in our NIKE Direct business.
On a currency-neutral basis, apparel revenues increased 8% for fiscal 2021 driven by growth in all key categories, led by Sportswear. Unit sales of apparel increased 8%, while ASP per unit was flat, as the favorable impact of growth in our NIKE Direct business was offset by lower full-price ASP.
Reported EBIT increased 76% driven by higher revenues, lower selling and administrative expense as a percent of revenues and gross margin expansion. Gross margin increased approximately 430 basis points, primarily due to lower other costs, higher full-price ASP, reflecting lower discounts, the favorable impact of growth in our NIKE Direct business and lower product costs. The decrease in other costs was primarily due to annualizing the impacts of COVID-19 from fiscal 2020, including lower factory cancellation charges, lower inventory obsolescence reserves and the favorable rate impact of fixed supply chain costs on a higher volume of wholesale shipments. Selling and administrative expense decreased due to lower operating overhead and demand creation expense. Operating overhead expense decreased primarily as a result of lower bad debt and wage-related expenses, partially offset by higher NIKE Direct variable costs. The decrease in demand creation expense was primarily due to lower advertising and marketing expense for brand events and our retail operations, as well as lower sports marketing expense, partially offset by continued investments in digital marketing to support heightened digital demand.

2021 FORM 10-K 37

EUROPE, MIDDLE EAST & AFRICA

(Dollars in millions)	FISCAL 2021	FISCAL 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$6,970	$5,892	18%	13%	$6,293	-6%	-3%
Apparel	3,996	3,053	31%	25%	3,087	-1%	2%
Equipment	490	402	22%	19%	432	-7%	-3%
TOTAL REVENUES	$11,456	$9,347	23%	17%	$9,812	-5%	-1%
Revenues by:
Sales to Wholesale Customers	$7,812	$6,574	19%	14%	$7,076	-7%	-4%
Sales through NIKE Direct	3,644	2,773	31%	25%	2,736	1%	5%
TOTAL REVENUES	$11,456	$9,347	23%	17%	$9,812	-5%	-1%
EARNINGS BEFORE INTEREST AND TAXES	$2,435	$1,541	58%		$1,995	-23%
FISCAL 2021 COMPARED TO FISCAL 2020
On a currency-neutral basis, EMEA revenues for fiscal 2021 grew 17%, driven by higher revenues across nearly all territories, led by UK & Ireland and Central Europe, which grew 34% and 20%, respectively. Revenues increased in all key categories, led by Sportswear and the Jordan Brand. NIKE Direct revenues increased 25%, driven by strong digital sales growth of 67%, partially offset by a 10% decline in comparable store sales, primarily due to reduced physical retail traffic, in part resulting from temporary store closures and safety-related measures in response to COVID-19.
Currency-neutral footwear revenues increased 13%, driven by higher revenues in nearly all key categories, led by Sportswear and the Jordan Brand. Unit sales of footwear increased 9% and higher ASP per pair contributed approximately 4 percentage points, resulting from higher full-price ASP and the favorable impact of growth in our NIKE Direct business.
Currency-neutral apparel revenues increased 25% due to growth in all key categories, led by Sportswear and Football (Soccer). Unit sales of apparel increased 26%, while lower ASP per unit reduced apparel revenues by approximately 1 percentage point. Lower ASP per unit was primarily due to a lower mix of NIKE Direct sales, partially offset by higher full-price ASP, in part reflecting lower discounts.
Reported EBIT increased 58% as higher revenues and lower selling and administrative expense more than offset a decline in gross margin. Gross margin decreased approximately 110 basis points primarily due to lower NIKE Direct margins and unfavorable changes in standard foreign currency exchange rates, which more than offset lower product costs and lower other costs. The decrease in other costs was primarily due to annualizing the impacts of COVID-19, including lower inventory obsolescence reserves, as well as the favorable rate impact of fixed supply chain costs on a higher volume of wholesale shipments. Selling and administrative expense decreased due to lower demand creation and operating overhead expense. The decrease in demand creation expense was primarily driven by lower retail brand presentation costs and lower sports marketing expense. Lower operating overhead expense was primarily due to lower bad debt and travel and related expenses, partially offset by higher NIKE Direct variable costs.
2021 FORM 10-K 38

GREATER CHINA

(Dollars in millions)	FISCAL 2021	FISCAL 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$5,748	$4,635	24%	19%	$4,262	9%	12%
Apparel	2,347	1,896	24%	19%	1,808	5%	8%
Equipment	195	148	32%	26%	138	7%	11%
TOTAL REVENUES	$8,290	$6,679	24%	19%	$6,208	8%	11%
Revenues by:
Sales to Wholesale Customers	$4,513	$3,803	19%	14%	$3,726	2%	6%
Sales through NIKE Direct	3,777	2,876	31%	26%	2,482	16%	20%
TOTAL REVENUES	$8,290	$6,679	24%	19%	$6,208	8%	11%
EARNINGS BEFORE INTEREST AND TAXES	$3,243	$2,490	30%		$2,376	5%
FISCAL 2021 COMPARED TO FISCAL 2020
On a currency-neutral basis, Greater China revenues for fiscal 2021 increased 19%, driven by higher revenues in all key categories, led by Sportswear, the Jordan Brand and NIKE Basketball. NIKE Direct revenues increased 26%, driven by digital sales growth of 26%, comparable store sales growth of 22% and the addition of new stores.
Currency-neutral footwear revenues increased 19%, driven by growth in all key categories, led by Sportswear, the Jordan Brand and NIKE Basketball. Unit sales of footwear increased 20%, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point, driven by an unfavorable full-price mix, partially offset by higher full-price ASP, due to lower discounts.
Currency-neutral apparel revenue growth of 19% was fueled by higher revenues in nearly all key categories, most notably Sportswear. Unit sales of apparel increased 18%, while higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth. Higher ASP was driven by higher off-price ASP, partially offset by lower NIKE Direct ASP due to higher levels of promotion to liquidate excess inventory through our factory stores.
Reported EBIT increased 30% as higher revenues and lower selling and administrative expense more than offset a decline in gross margin. Gross margin decreased approximately 200 basis points primarily due to unfavorable changes in standard foreign currency exchange rates and higher product costs. Selling and administrative expense decreased due to lower demand creation expense, partially offset by higher operating overhead expense. Demand creation expense decreased primarily due to lower advertising and marketing, as well as digital marketing expenses. Growth in operating overhead expense was driven by higher investments within our NIKE Direct operations.

2021 FORM 10-K 39

ASIA PACIFIC & LATIN AMERICA

(Dollars in millions)	FISCAL 2021	FISCAL 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$3,659	$3,449	6%	8%	$3,622	-5%	0%
Apparel	1,494	1,365	9%	10%	1,395	-2%	3%
Equipment	190	214	-11%	-9%	237	-10%	-4%
TOTAL REVENUES	$5,343	$5,028	6%	8%	$5,254	-4%	1%
Revenues by:
Sales to Wholesale Customers	$3,387	$3,408	-1%	2%	$3,746	-9%	-4%
Sales through NIKE Direct	1,956	1,620	21%	22%	1,508	7%	12%
TOTAL REVENUES	$5,343	$5,028	6%	8%	$5,254	-4%	1%
EARNINGS BEFORE INTEREST AND TAXES	$1,530	$1,184	29%		$1,323	-11%
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
FISCAL 2021 COMPARED TO FISCAL 2020
On a currency-neutral basis, APLA revenues increased 8% for fiscal 2021. The increase was due to higher revenues across most territories, led by a 15% increase in Japan, a 37% increase in Pacific, which includes Australia and New Zealand, and a 12% increase in Korea, partially offset by a decline in Latin Distributors of 48%. Additionally, the transition of our NIKE Brand business in Brazil to a third-party distributor operating model reduced APLA revenue growth by approximately 2 percentage points. Revenues increased in most key categories, led by Sportswear and the Jordan Brand. NIKE Direct revenues increased 22%, primarily fueled by strong digital sales growth of 73%, partially offset by comparable store sales declines of 4%, largely due to reduced physical retail traffic, in part resulting from safety-related measures in response to COVID-19.
Currency-neutral footwear revenues increased 8% for fiscal 2021 due to higher revenues in several key categories, primarily the Jordan Brand and Sportswear. Unit sales of footwear decreased 5%, while higher ASP per pair contributed approximately 13 percentage points of footwear revenue growth, driven by higher full-price and NIKE Direct ASPs, in part reflecting inflationary conditions in our SOCO territory, which includes Argentina, Chile and Uruguay, as well as the favorable impact of growth in our NIKE Direct business.
Currency-neutral apparel revenues increased 10% for fiscal 2021 due to higher revenues in most key categories, led by Sportswear. Unit sales of apparel increased 5%, while higher ASP per unit contributed approximately 5 percentage points of apparel revenue growth. Higher ASP per unit was primarily driven by higher full-price ASP, in part reflecting inflationary conditions in our SOCO territory.
Reported EBIT increased 29% for fiscal 2021 driven by higher revenues, lower selling and administrative expense and gross margin expansion. Gross margin increased approximately 130 basis points as higher full-price ASP, net of discounts, in part reflecting inflationary conditions in our SOCO territory, and lower other costs, were partially offset by higher product costs, unfavorable standard foreign currency exchange rates and lower margin in our NIKE Direct business. The decrease in other costs was primarily due to annualizing the impacts of COVID-19, including lower factory cancellation charges and lower inventory obsolescence reserves. Selling and administrative expense decreased due to lower demand creation and operating overhead expense. The decrease in demand creation expense was primarily due to lower advertising and marketing expense, as well as a decline in sports marketing costs. Lower operating overhead expense was primarily due to lower bad debt and travel and related costs, partially offset by higher NIKE Direct variable costs.
2021 FORM 10-K 40

GLOBAL BRAND DIVISIONS

(Dollars in millions)	FISCAL 2021	FISCAL 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$25	$30	-17%	-17%	$42	-29%	-26%
Earnings (Loss) Before Interest and Taxes	$(3,656)	$(3,468)	-5%		$(3,262)	-6%
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
FISCAL 2021 COMPARED TO FISCAL 2020
Global Brand Divisions' loss before interest and taxes increased 5% for fiscal 2021 due to higher total selling and administrative expense, driven by higher operating overhead expense, partially offset by lower demand creation expense. The increase in operating overhead expense was primarily due to continued investments in digital capabilities, partially offset by lower travel and related expenses. Lower demand creation expense was primarily due to lower sports marketing costs.
CONVERSE

(Dollars in millions)	FISCAL 2021	FISCAL 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2019	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,986	$1,642	21%	17%	$1,658	-1%	1%
Apparel	104	89	17%	13%	118	-25%	-22%
Equipment	29	25	16%	14%	24	4%	8%
Other(1)	86	90	-4%	-1%	106	-15%	-14%
TOTAL REVENUES	$2,205	$1,846	19%	16%	$1,906	-3%	-1%
Revenues by:
Sales to Wholesale Customers	$1,353	$1,154	17%	13%	$1,247	-7%	-5%
Sales through Direct to Consumer	766	602	27%	24%	553	9%	11%
Other(1)	86	90	-4%	-1%	106	-15%	-14%
TOTAL REVENUES	$2,205	$1,846	19%	16%	$1,906	-3%	-1%
EARNINGS BEFORE INTEREST AND TAXES	$543	$297	83%		$303	-2%
(1)    Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.
FISCAL 2021 COMPARED TO FISCAL 2020
On a currency-neutral basis, Converse revenues increased 16% for fiscal 2021. The increase in revenues was driven by revenue growth across Western Europe, North America and Asia. Wholesale revenues increased 13%, driven primarily by growth in Western Europe and Asia, in part due to the impacts of COVID-19 in the prior year. Direct to consumer revenues increased 24%, driven by strong digital sales growth across North America and Western Europe. Combined unit sales within the wholesale and direct to consumer channels increased 9%, while ASP increased 8%, primarily due to growth in full-price sales, including through our digital channel.
Reported EBIT increased 83%, driven by higher revenues and lower selling and administrative expense. Gross margin was flat, as higher full-price ASP, net of discounts, and the favorable rate impact of fixed supply chain costs on a higher volume of wholesale shipments was offset by higher product costs and unfavorable changes in standard foreign currency exchange rates. Selling and administrative expense decreased due to lower operating overhead and demand creation expense. Operating overhead expense decreased primarily due to lower bad debt, travel and related costs and other administrative costs. Demand creation expense decreased as a result of lower advertising and marketing, as well as digital marketing expenses.

2021 FORM 10-K 41

CORPORATE

(Dollars in millions)	FISCAL 2021	FISCAL 2020	% CHANGE	FISCAL 2019	% CHANGE
Revenues	$40	$(11)	—	$(7)	—
Earnings (Loss) Before Interest and Taxes	$(2,261)	$(1,967)	-15%	$(1,810)	-9%
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
In addition to the foreign currency gains and losses recognized in Corporate revenues, foreign currency results in Corporate include gains and losses resulting from the difference between actual foreign currency exchange rates and standard rates used to record non-functional currency denominated product purchases within the NIKE Brand geographic operating segments and Converse; related foreign currency hedge results; conversion gains and losses arising from remeasurement of monetary assets and liabilities in non-functional currencies; and certain other foreign currency derivative instruments.
FISCAL 2021 COMPARED TO FISCAL 2020
Corporate's loss before interest and taxes increased $294 million during fiscal 2021, primarily due to the following:
•an unfavorable change in net foreign currency gains and losses of $241 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net;
•a favorable change of $132 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin; and
•an unfavorable change of $185 million in part due to restructuring-related costs of $294 million associated with changes to our organizational model announced in July 2020, partially offset by the $405 million charge in the prior year related to our planned distributor transition within APLA.
For more information related to our distributor partnership transition within APLA, as well as more information related to our organizational realignment and related costs, refer to Note 20 — Acquisitions and Divestitures and Note 21 — Restructuring, respectively, within the accompanying Notes to the Consolidated Financial Statements.
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
2021 FORM 10-K 42

TRANSACTIONAL EXPOSURES
We conduct business in various currencies and have transactions which subject us to foreign currency risk. Our most significant transactional foreign currency exposures are:
•Product Costs — NIKE's product costs are exposed to fluctuations in foreign currencies in the following ways:
1.Product purchases denominated in currencies other than the functional currency of the transacting entity:
a.Certain NIKE entities purchase product from the NTC, a wholly-owned sourcing hub that buys NIKE branded products from third-party factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the products to NIKE entities in their respective functional currencies. NTC sales to a NIKE entity with a different functional currency results in a foreign currency exposure for the NTC.
b.Other NIKE entities purchase product directly from third-party factories in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.
In both purchasing scenarios, a weaker U.S. Dollar reduces inventory costs incurred by NIKE whereas a stronger U.S. Dollar increases its cost.
2.Factory input costs: NIKE operates a foreign currency adjustment program with certain factories. The program is designed to more effectively manage foreign currency risk by assuming certain of the factories' foreign currency exposures, some of which are natural offsets to our existing foreign currency exposures. Under this program, our payments to these factories are adjusted for rate fluctuations in the basket of currencies (“factory currency exposure index”) in which the labor, materials and overhead costs incurred by the factories in the production of NIKE branded products (“factory input costs”) are denominated.
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

2021 FORM 10-K 43

Certain currency forward contracts used to manage the foreign exchange exposure of non-functional currency denominated monetary assets and liabilities subject to remeasurement, and embedded derivative contracts are not formally designated as hedging instruments. Accordingly, changes in fair value of these instruments are recognized in Other (income) expense, net and are intended to offset the foreign currency impact of the remeasurement of the related non-functional currency denominated asset or liability or the embedded derivative contract being hedged.
TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. In the translation of our Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $893 million, a detriment of approximately $867 million and a detriment of approximately $1,236 million for the years ended May 31, 2021, 2020 and 2019, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $260 million, a detriment of approximately $212 million and a detriment of approximately $233 million for the years ended May 31, 2021, 2020 and 2019, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Argentina subsidiary within our APLA operating segment is operating in a hyper-inflationary market. As a result, beginning in the second quarter of fiscal 2019, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. Dollar. As of and for the period ended May 31, 2021, this change did not have a material impact on our results of operations or financial condition and we do not anticipate it will have a material impact in future periods based on current rates.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had a favorable impact of approximately $19 million and unfavorable impacts of $91 million and $97 million on our Income before income taxes for the years ended May 31, 2021, 2020 and 2019, respectively.
NET INVESTMENTS IN FOREIGN SUBSIDIARIES
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for as net investment hedges in accordance with U.S. GAAP. There were no outstanding net investment hedges as of May 31, 2021 and 2020. There were no cash flows from net investment hedge settlements for the years ended May 31, 2021, 2020 and 2019.
2021 FORM 10-K 44

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $6,657 million for fiscal 2021 compared to $2,485 million for fiscal 2020. Net income, adjusted for non-cash items, generated $6,612 million of operating cash inflow for fiscal 2021 compared to $3,730 million for fiscal 2020. The increase primarily reflects the recovery of our business operations from the impact of COVID-19. The net change in working capital and other assets and liabilities resulted in an increase to Cash provided (used) by operations of $45 million for fiscal 2021, compared to a decrease of $1,245 million for fiscal 2020. The net change in working capital was impacted by a $2,361 million decrease in Inventories, driven by strong consumer demand as we return to healthy inventory levels across markets closed in the prior year due to COVID-19. An increase in Accounts Payable and Accrued Liabilities also contributed to the net change in working capital, primarily due to reduced spending in fiscal 2020 as a result of COVID-19. In addition, the net change in working capital was impacted by a $2,845 million increase in Accounts receivable, net, primarily driven by higher revenues in the fourth quarter of fiscal 2021.
Cash provided (used) by investing activities was an outflow of $3,800 million for fiscal 2021, compared to an outflow of $1,028 million for fiscal 2020, primarily driven by higher purchases of short-term investments. During fiscal 2021, the net change in investments (including sales, maturities and purchases) resulted in a cash outflow of $3,276 million compared to a cash inflow of $27 million in fiscal 2020. Additionally, during fiscal 2021, we continued investing in our infrastructure to support future growth, specifically focused around digital capabilities, our end-to-end technology foundation, our corporate facilities and improvements across our supply chain. In future periods, we expect to make annual capital expenditures of approximately 3% of annual revenues.
Cash provided (used) by financing activities was an outflow of $1,459 million for fiscal 2021 compared to an inflow of $2,491 million for fiscal 2020. This change was primarily due to the net proceeds from a $5,942 million corporate bond issuance in the fourth quarter of fiscal 2020, partially offset by lower share repurchases during fiscal 2021.
During the fourth quarter of fiscal 2020, to enhance our liquidity position in response to COVID-19, we elected to temporarily suspend share repurchases under our existing share repurchase program. The existing program remained authorized by the Board of Directors and during the fourth quarter of fiscal 2021, we began repurchasing shares under the program. In fiscal 2021, we purchased 4.9 million shares of NIKE's Class B Common Stock for $650 million (an average price of $133.54 per share) under the four-year, $15 billion share repurchase program approved by the Board of Directors in June 2018. As of May 31, 2021, we had repurchased 50.0 million shares at a cost of $4,669 million (an average price of $93.33 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flows and excess cash. The timing and the amount of share repurchases will be dictated by our capital needs and stock market conditions.
CAPITAL RESOURCES
On July 23, 2019, we filed a shelf registration statement (the “Shelf”) with the U.S. Securities and Exchange Commission (SEC) which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 23, 2022.
On August 16, 2019, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, with the option to increase borrowings up to $3 billion in total upon lender approval. The facility matures on August 16, 2024, with a one-year extension option prior to any anniversary of the closing date, provided that in no event shall the facility extend beyond August 16, 2026. This facility replaces the prior $2 billion credit facility agreement entered into on August 28, 2015, which would have matured August 28, 2020. On March 15, 2021, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings, with the option to increase borrowings up to $1.5 billion in total upon lender approval. The facility matures on March 14, 2022, with a 364-day extension option up to 30 days prior to the existing termination date, provided that in no event shall the facility extend beyond March 13, 2023. This facility replaces the prior $2 billion credit facility agreement entered into on April 6, 2020, which would have matured on April 5, 2021. As of May 31, 2021 and 2020, no amounts were outstanding under our committed credit facilities. Refer to Note 7 — Short-Term Borrowings and Credit Lines for additional information.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. As it relates to our committed credit facilities entered into on August 16, 2019 and March 15, 2021, if our long-term debt ratings were to decline, the facility fees and interest rates would increase. Conversely, if our long-term debt ratings were to improve, the facility fees and interest rates would decrease. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facilities. Under these facilities, we have agreed to various covenants. These covenants include limits on our disposal of assets and the amount of debt secured by liens we may incur. In the event we were to have any borrowings outstanding under these facilities, failed to meet any covenant and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become

2021 FORM 10-K 45

immediately due and payable. As of May 31, 2021, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity was also provided by our $3 billion commercial paper program, which we decreased from $4 billion in connection with the new credit facility agreement, entered into on March 15, 2021, as described above. During the fiscal year ended May 31, 2021, the maximum amount of commercial paper borrowings outstanding at any point was $248 million. No commercial paper was outstanding as of May 31, 2021. As of May 31, 2020, we had $248 million of commercial paper outstanding at a weighted average interest rate of 1.65%.
We may continue to issue commercial paper or other debt securities depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
To date, we have not experienced difficulty accessing the credit markets; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of May 31, 2021, we had cash, cash equivalents and short-term investments totaling $13.5 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. government sponsored enterprise obligations, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of May 31, 2021, the weighted-average days to maturity of our cash equivalents and short-term investments portfolio was 54 days.
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
CONTRACTUAL OBLIGATIONS
Our significant long-term contractual obligations as of May 31, 2021, and significant endorsement contracts, including related marketing commitments, entered into through the date of this report are as follows:

DESCRIPTION OF COMMITMENT	CASH PAYMENTS DUE DURING THE YEAR ENDING MAY 31,
(Dollars in millions)	2022	2023	2024	2025	2026	THEREAFTER	TOTAL
Operating Leases	$534	$530	$490	$437	$357	$1,397	$3,745
Long-Term Debt(1)	286	786	275	1,275	251	11,290	14,163
Endorsement Contracts(2)	1,502	1,244	1,091	966	726	2,863	8,392
Product Purchase Obligations(3)	6,448	—	—	—	—	—	6,448
Other Purchase Obligations(4)	1,347	541	331	191	96	230	2,736
Transition Tax Related to the Tax Cuts and Jobs Act(5)	86	86	161	215	268	—	816
TOTAL	$10,203	$3,187	$2,348	$3,084	$1,698	$15,780	$36,300
(1)The cash payments due for long-term debt include estimated interest payments. Estimates of interest payments are based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of May 31, 2021 (if variable), timing of scheduled payments and the term of the debt obligations.
(2)The amounts listed for endorsement contracts represent approximate amounts of base compensation and minimum guaranteed royalty fees we are obligated to pay athlete, public figure, sport team and league endorsers of our products. Actual payments under some contracts may be higher than the amounts listed as these contracts provide for bonuses to be paid to the endorsers based upon athletic achievements and/or royalties on product sales in future periods. Actual payments under some contracts may also be lower as these contracts include provisions for reduced payments if athletic performance declines in future periods.
2021 FORM 10-K 46

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
(3)We generally order product at least four to five months in advance of sale based primarily on advanced orders received from external wholesale customers and internal orders from our direct to consumer operations. The amounts listed for product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and specify all significant terms. In some cases, prices are subject to change throughout the production process.
(4)Other purchase obligations primarily include construction, service and marketing commitments, including marketing commitments associated with endorsement contracts, made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, and may include open purchase orders for non-product purchases.
(5)Represents the future cash payments due as part of the transition tax on deemed repatriation of undistributed earnings of foreign subsidiaries, which is reflected net of foreign tax credits we utilized. Refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 9 - Income Taxes, in our fiscal 2020 Form 10-K, which was filed with the United States Securities and Exchange Commission on July 24, 2020 for additional information.
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
We also have the following outstanding short-term debt obligations as of May 31, 2021. Refer to Note 7 — Short-Term Borrowings and Credit Lines in the accompanying Notes to the Consolidated Financial Statements for further description and interest rates related to the short-term debt obligations listed below.

(Dollars in millions)	MAY 31, 2021
Notes payable, due at mutually agreed-upon dates within one year of issuance or on demand	$2
As of May 31, 2021, we had bank guarantees and letters of credit outstanding totaling $275 million, issued primarily for real estate agreements, self-insurance programs and other general business obligations.
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
REVENUE RECOGNITION
Beginning in fiscal 2019, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Our revenue recognition policies under Topic 606 are described in the following paragraphs.
Revenue transactions associated with the sale of NIKE Brand footwear, apparel and equipment, as well as Converse products, comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or direct to consumer channels. We satisfy the performance obligation and record revenues when transfer of control to the customer has occurred, based on the terms of sale. A customer is considered to have control once they are able to direct the use and receive

2021 FORM 10-K 47

substantially all of the benefits of the product. Control is transferred to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control transfers to retail store customers at the time of sale and to substantially all digital commerce customers upon shipment. The transaction price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment terms for wholesale transactions depend on the country of sale or agreement with the customer and payment is generally required within 90 days or less of shipment to or receipt by the wholesale customer. Payment is due at the time of sale for retail store and digital commerce transactions.
As part of our revenue recognition policy, consideration promised in our contracts with customers is variable due to anticipated reductions, such as sales returns, discounts and miscellaneous claims from customers. We estimate the most likely amount we will be entitled to receive and record an anticipated reduction against Revenues, with an offsetting increase to Accrued liabilities at the time revenues are recognized. The estimated cost of inventory for product returns is recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets.
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
2021 FORM 10-K 48

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

2021 FORM 10-K 49

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
2021 FORM 10-K 50

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
The timing for hedging exposures, as well as the type and duration of the hedge instruments employed, are guided by our hedging policies and determined based upon the nature of the exposure and prevailing market conditions. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The majority of derivatives outstanding as of May 31, 2021, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Chinese Yuan/U.S. Dollar and Japanese Yen/U.S. Dollar currency pairs. Refer to Note 14 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional information.
Our earnings are also exposed to movements in short- and long-term market interest rates. Our objective in managing this interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives, we maintain a mix of commercial paper, bank loans, and fixed-rate debt of varying maturities.
MARKET RISK MEASUREMENT
We monitor foreign exchange risk, interest rate risk and related derivatives using a variety of techniques including a review of market value, sensitivity analysis and Value-at-Risk (“VaR”). Our market-sensitive derivative and other financial instruments are foreign currency forward contracts, foreign currency option contracts, intercompany loans denominated in non-functional currencies and fixed interest rate U.S. Dollar denominated debt.
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
The estimated maximum one-day loss in fair value on our foreign currency sensitive derivative financial instruments, derived using the VaR model, was $92 million and $48 million as of May 31, 2021 and 2020, respectively. The VaR increased year-over-year as a result of an increase in foreign currency volatilities as of May 31, 2021. Such a hypothetical loss in the fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $184 million and $126 million during fiscal 2021 and fiscal 2020, respectively.

2021 FORM 10-K 51

The instruments not included in the VaR are intercompany loans denominated in non-functional currencies and fixed interest rate U.S. Dollar denominated debt. Intercompany loans and related interest amounts are eliminated in consolidation. Furthermore, our non-functional currency intercompany loans are substantially hedged against foreign exchange risk through the use of forward contracts, which are included in the VaR calculation above. Therefore, we consider the interest rate and foreign currency market risks associated with our non-functional currency intercompany loans to be immaterial to our consolidated financial position, results of operations and cash flows.
Details of third-party debt are provided in the table below. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	EXPECTED MATURITY DATE YEAR ENDING MAY 31,
(Dollars in millions)	2022	2023	2024	2025	2026	THEREAFTER	TOTAL	FAIR VALUE
Interest Rate Risk
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$—	$500	$—	$1,000	$—	$8,000	$9,500	$10,275
Average interest rate	0.0%	2.3%	0.0%	2.4%	0.0%	3.1%	3.0%

2021 FORM 10-K 52

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

2021 FORM 10-K 53

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2021.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the Consolidated Financial Statements and (2) the effectiveness of our internal control over financial reporting as of May 31, 2021, as stated in their report herein.

John J. Donahoe II	Matthew Friend
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

2021 FORM 10-K 54

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NIKE, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NIKE, Inc. and its subsidiaries (the “Company”) as of May 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended May 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

2021 FORM 10-K 55

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
Accounting for Income Taxes
As described in Notes 1 and 9 to the consolidated financial statements, the Company recorded income tax expense of $934 million for the year ended May 31, 2021, and has net deferred tax assets of $1,133 million, including a valuation allowance of $12 million, and total gross unrecognized tax benefits, excluding related interest and penalties, of $896 million as of May 31, 2021, $609 million of which would affect the Company's effective tax rate if recognized in future periods. The realization of deferred tax assets is dependent on future taxable earnings. Management assesses the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies and considers foreign tax credit utilization in making this assessment of realization. A valuation allowance is established against the net deferred tax asset to the extent that recovery is not likely. The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. As disclosed by management, the use of significant judgment and estimates, as well as the interpretation and application of complex tax laws is required by management to determine the Company's provision for income taxes.
The principal considerations for our determination that performing procedures relating to the accounting for income taxes is a critical audit matter are the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to (i) management's assessment of complex tax laws and regulations, including recent court rulings, as it relates to determining the provision for income taxes and other tax positions, and (ii) management's assessment of realizability of deferred tax assets, specifically around future taxable income, foreign tax credit utilization and available tax planning strategies. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matters involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the provision for income taxes and other tax positions, including controls over management's assessments of the realizability of deferred tax assets. These procedures also included, among others, evaluating the effect on the Company's tax provision of changes in its legal entity structure, evaluating changes in and compliance with tax laws, and testing management's tax calculations including the Company's forecast of future taxable income, tax planning strategies, and foreign tax credit utilization of deferred tax assets. Professionals with specialized skill and knowledge were used to assist in evaluating the application of relevant tax laws, the provision for income taxes and the reasonableness of management's assessments of whether certain tax positions are more-likely-than-not of being sustained.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
July 20, 2021
We have served as the Company's auditor since 1974.
2021 FORM 10-K 56

NIKE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED MAY 31,
(In millions, except per share data)	2021	2020	2019
Revenues	$44,538	$37,403	$39,117
Cost of sales	24,576	21,162	21,643
Gross profit	19,962	16,241	17,474
Demand creation expense	3,114	3,592	3,753
Operating overhead expense	9,911	9,534	8,949
Total selling and administrative expense	13,025	13,126	12,702
Interest expense (income), net	262	89	49
Other (income) expense, net	14	139	(78)
Income before income taxes	6,661	2,887	4,801
Income tax expense	934	348	772
NET INCOME	$5,727	$2,539	$4,029
Earnings per common share:
Basic	$3.64	$1.63	$2.55
Diluted	$3.56	$1.60	$2.49
Weighted average common shares outstanding:
Basic	1,573.0	1,558.8	1,579.7
Diluted	1,609.4	1,591.6	1,618.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2021 FORM 10-K 57

NIKE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED MAY 31,
(Dollars in millions)	2021	2020	2019
Net income	$5,727	$2,539	$4,029
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	496	(148)	(173)
Change in net gains (losses) on cash flow hedges	(825)	(130)	503
Change in net gains (losses) on other	5	(9)	(7)
Total other comprehensive income (loss), net of tax	(324)	(287)	323
TOTAL COMPREHENSIVE INCOME	$5,403	$2,252	$4,352
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.
2021 FORM 10-K 58

NIKE, INC.
CONSOLIDATED BALANCE SHEETS

	MAY 31,
(In millions)	2021	2020
ASSETS
Current assets:
Cash and equivalents	$9,889	$8,348
Short-term investments	3,587	439
Accounts receivable, net	4,463	2,749
Inventories	6,854	7,367
Prepaid expenses and other current assets	1,498	1,653
Total current assets	26,291	20,556
Property, plant and equipment, net	4,904	4,866
Operating lease right-of-use assets, net	3,113	3,097
Identifiable intangible assets, net	269	274
Goodwill	242	223
Deferred income taxes and other assets	2,921	2,326
TOTAL ASSETS	$37,740	$31,342
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3
Notes payable	2	248
Accounts payable	2,836	2,248
Current portion of operating lease liabilities	467	445
Accrued liabilities	6,063	5,184
Income taxes payable	306	156
Total current liabilities	9,674	8,284
Long-term debt	9,413	9,406
Operating lease liabilities	2,931	2,913
Deferred income taxes and other liabilities	2,955	2,684
Commitments and contingencies (Note 18)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 305 and 315 shares outstanding	—	—
Class B — 1,273 and 1,243 shares outstanding	3	3
Capital in excess of stated value	9,965	8,299
Accumulated other comprehensive income (loss)	(380)	(56)
Retained earnings (deficit)	3,179	(191)
Total shareholders' equity	12,767	8,055
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,740	$31,342
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2021 FORM 10-K 59

NIKE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED MAY 31,
(Dollars in millions)	2021	2020	2019
Cash provided (used) by operations:
Net income	$5,727	$2,539	$4,029
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	744	721	705
Deferred income taxes	(385)	(380)	34
Stock-based compensation	611	429	325
Amortization, impairment and other	53	398	15
Net foreign currency adjustments	(138)	23	233
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(1,606)	1,239	(270)
(Increase) decrease in inventories	507	(1,854)	(490)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(182)	(654)	(203)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	1,326	24	1,525
Cash provided (used) by operations	6,657	2,485	5,903
Cash provided (used) by investing activities:
Purchases of short-term investments	(9,961)	(2,426)	(2,937)
Maturities of short-term investments	4,236	74	1,715
Sales of short-term investments	2,449	2,379	2,072
Additions to property, plant and equipment	(695)	(1,086)	(1,119)
Other investing activities	171	31	5
Cash provided (used) by investing activities	(3,800)	(1,028)	(264)
Cash provided (used) by financing activities:
Proceeds from borrowings, net of debt issuance costs	—	6,134	—
Increase (decrease) in notes payable, net	(52)	49	(325)
Repayment of borrowings	(197)	(6)	(6)
Proceeds from exercise of stock options and other stock issuances	1,172	885	700
Repurchase of common stock	(608)	(3,067)	(4,286)
Dividends — common and preferred	(1,638)	(1,452)	(1,332)
Other financing activities	(136)	(52)	(44)
Cash provided (used) by financing activities	(1,459)	2,491	(5,293)
Effect of exchange rate changes on cash and equivalents	143	(66)	(129)
Net increase (decrease) in cash and equivalents	1,541	3,882	217
Cash and equivalents, beginning of year	8,348	4,466	4,249
CASH AND EQUIVALENTS, END OF YEAR	$9,889	$8,348	$4,466
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$293	$140	$153
Income taxes	1,177	1,028	757
Non-cash additions to property, plant and equipment	179	121	160
Dividends declared and not paid	438	385	347
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.
2021 FORM 10-K 60

NIKE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2018	329	$—	1,272	$3	$6,384	$(92)	$3,517	$9,812
Stock options exercised			18		539			539
Conversion to Class B Common Stock	(14)		14					—
Repurchase of Class B Common Stock			(54)		(227)		(4,056)	(4,283)
Dividends on common stock ($0.86 per share) and preferred stock ($0.10 per share)							(1,360)	(1,360)
Issuance of shares to employees, net of shares withheld for employee taxes			3		142		(3)	139
Stock-based compensation					325			325
Net income							4,029	4,029
Other comprehensive income (loss)						323		323
Adoption of ASU 2016-16 (Note 1)							(507)	(507)
Adoption of ASC Topic 606 (Note 1)							23	23
Balance at May 31, 2019	315	$—	1,253	$3	$7,163	$231	$1,643	$9,040
Stock options exercised			20		703			703
Repurchase of Class B Common Stock			(34)		(161)		(2,872)	(3,033)
Dividends on common stock ($0.955 per share) and preferred stock ($0.10 per share)							(1,491)	(1,491)
Issuance of shares to employees, net of shares withheld for employee taxes			4		165		(9)	156
Stock-based compensation					429			429
Net income							2,539	2,539
Other comprehensive income (loss)						(287)		(287)
Adoption of ASC Topic 842 (Note 1)							(1)	(1)
Balance at May 31, 2020	315	$—	1,243	$3	$8,299	$(56)	$(191)	$8,055
Stock options exercised			21		954			954
Conversion to Class B Common Stock	(10)		10					—
Repurchase of Class B Common Stock			(5)		(28)		(622)	(650)
Dividends on common stock ($1.070 per share) and preferred stock ($0.10 per share)							(1,692)	(1,692)
Issuance of shares to employees, net of shares withheld for employee taxes			4		129		(43)	86
Stock-based compensation					611			611
Net income							5,727	5,727
Other comprehensive income (loss)						(324)		(324)
Balance at May 31, 2021	305	$—	1,273	$3	$9,965	$(380)	$3,179	$12,767
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2021 FORM 10-K 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2021 FORM 10-K 62

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
NIKE, Inc. is a worldwide leader in the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE, Inc. portfolio brands include the NIKE Brand, Jordan Brand, Hurley, prior to its divestiture in fiscal 2020, and Converse. The NIKE Brand is focused on performance athletic footwear, apparel, equipment, accessories and services across a wide range of sport categories, amplified with sport-inspired lifestyle products carrying the Swoosh trademark, as well as other NIKE Brand trademarks. The Jordan Brand is focused on athletic and casual footwear, apparel and accessories using the Jumpman trademark. Sales and operating results of Jordan Brand products are reported within the respective NIKE Brand geographic operating segments. Sales and operating results of Hurley brand products, prior to its divestiture in fiscal 2020, were reported within the NIKE Brand's North America geographic operating segment. Refer to Note 20 — Acquisitions and Divestitures for information regarding the divestiture of the Company's wholly-owned subsidiary, Hurley. Converse designs, distributes, licenses and sells casual sneakers, apparel and accessories under the Converse, Chuck Taylor, All Star, One Star, Star Chevron and Jack Purcell trademarks. In some markets outside the U.S., these trademarks are licensed to third parties who design, distribute, market and sell similar products. Operating results of the Converse brand are reported on a stand-alone basis.
BASIS OF CONSOLIDATION
The Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company" or "NIKE"). All significant intercompany transactions and balances have been eliminated.
REVENUE RECOGNITION
Beginning in fiscal 2019, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company's revenue recognition policies under Topic 606 are described in the following paragraphs.
Revenue transactions associated with the sale of NIKE Brand footwear, apparel and equipment, as well as Converse products, comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or direct to consumer channels. The Company satisfies the performance obligation and records revenues when transfer of control to the customer has occurred, based on the terms of sale. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product.
Control is transferred to wholesale customers upon shipment or upon receipt depending on the country of the sale and the agreement with the customer. Control transfers to retail store customers at the time of sale and to substantially all digital commerce customers upon shipment. The transaction price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers. Payment terms for wholesale transactions depend on the country of sale or agreement with the customer and payment is generally required within 90 days or less of shipment to or receipt by the wholesale customer. Payment is due at the time of sale for retail store and digital commerce transactions.
Consideration for trademark licensing contracts is earned through sales-based or usage-based royalty arrangements, and the associated revenues are recognized over the license period.
Taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction, and are collected by the Company from a customer, are excluded from Revenues and Cost of sales in the Consolidated Statements of Income. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in Cost of sales when the related revenues are recognized.
SALES-RELATED RESERVES
Consideration promised in the Company's contracts with customers is variable due to anticipated reductions, such as sales returns, discounts and miscellaneous claims from customers. The Company estimates the most likely amount it will be entitled to receive and records an anticipated reduction against Revenues, with an offsetting increase to Accrued liabilities at the time revenues are recognized. The estimated cost of inventory for product returns is recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets.
The provision for anticipated sales returns consists of both contractual return rights and discretionary authorized returns. Provisions for post-invoice sales discounts consist of both contractual programs and discretionary discounts that are expected to be granted at a later date.

2021 FORM 10-K 63

Estimates of discretionary authorized returns, discounts and claims are based on (1) historical rates, (2) specific identification of outstanding returns not yet received from customers and outstanding discounts and claims and (3) estimated returns, discounts and claims expected but not yet finalized with customers. Actual returns, discounts and claims in any future period are inherently uncertain and thus may differ from estimates recorded. If actual or expected future returns, discounts or claims are significantly greater or lower than the reserves established, a reduction or increase to net Revenues is recorded in the period in which such determination is made.
COST OF SALES
Cost of sales consists primarily of inventory costs, as well as warehousing costs (including the cost of warehouse labor), third-party royalties, certain foreign currency hedge gains and losses and product design costs. Shipping and handling costs are expensed as incurred and included in Cost of sales.
DEMAND CREATION EXPENSE
Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary products, television, digital and print advertising and media costs, brand events and retail brand presentation. Advertising production costs are expensed the first time an advertisement is run. Advertising media costs are expensed when the advertisement appears. Costs related to brand events are expensed when the event occurs. Costs related to retail brand presentation are expensed when the presentation is complete and delivered.
A significant amount of the Company's promotional expenses result from payments under endorsement contracts. In general, endorsement payments are expensed on a straight-line basis over the term of the contract. However, certain contracts contain elements that may be accounted for differently based upon the facts and circumstances of each individual contract. Prepayments made under contracts are included in Prepaid expenses and other current assets or Deferred income taxes and other assets depending on the period to which the prepayment applies.
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
Total advertising and promotion expenses, which the Company refers to as Demand creation expense, were $3,114 million, $3,592 million and $3,753 million for the years ended May 31, 2021, 2020 and 2019, respectively. Prepaid advertising and promotion expenses totaled $630 million and $686 million at May 31, 2021 and 2020, respectively, of which $338 million and $326 million, respectively, were recorded in Prepaid expenses and other current assets, and $292 million and $360 million, respectively, were recorded in Deferred income taxes and other assets, depending on the period to which the prepayment applied.
OPERATING OVERHEAD EXPENSE
Operating overhead expense consists primarily of wage and benefit-related expenses, research and development costs, bad debt expense as well as other administrative expenses such as rent, depreciation and amortization, professional services, meetings and travel.
2021 FORM 10-K 64

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
SHORT-TERM INVESTMENTS
Short-term investments consist of highly liquid investments, including commercial paper, U.S. Treasury, U.S. Agency, time deposits and corporate debt securities with maturities over 90 days at the date of purchase. At May 31, 2021 and 2020, Short-term investments consisted of available-for-sale debt securities, which are recorded at fair value with unrealized gains and losses reported, net of tax, in Accumulated other comprehensive income (loss), unless unrealized losses are determined to be unrecoverable. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale debt securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and, therefore, classifies all securities with maturity dates beyond 90 days at the date of purchase as current assets within Short-term investments on the Consolidated Balance Sheets.
Refer to Note 6 — Fair Value Measurements for more information on the Company's Short-term investments.
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE
Accounts receivable, net consist primarily of amounts due from customers. The Company makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for expected losses resulting from the inability of its customers to make required payments. In addition to judgments about the creditworthiness of significant customers based on ongoing credit evaluations, the Company considers historical levels of credit losses, as well as macroeconomic and industry trends, such as the impacts of COVID–19, to determine the amount of the allowance. Accounts receivable with anticipated collection dates greater than 12 months from the balance sheet date and related allowances are considered non-current and recorded in Deferred income taxes and other assets. The allowance for uncollectible accounts receivable was $93 million and $214 million as of May 31, 2021 and 2020, respectively.
INVENTORY VALUATION
Inventories are stated at lower of cost and net realizable value, and valued on either an average or a specific identification cost basis. In some instances, the Company ships products directly from its suppliers to the customer, with the related inventory and cost of sales recognized on a specific identification basis. Inventory costs primarily consist of product cost from the Company's suppliers, as well as inbound freight, import duties, taxes, insurance, logistics and other handling fees.
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
SOFTWARE DEVELOPMENT COSTS
Expenditures for major software purchases and software developed for internal use are capitalized and amortized over a 2- to 12-year period on a straight-line basis. The Company's policy provides for the capitalization of external direct costs associated with developing or obtaining internal use computer software. The Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.
Development costs of computer software to be sold, leased or otherwise marketed as an integral part of a product are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company's products are released soon after technological feasibility has been established; therefore, software development costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally, most software development costs have been expensed as incurred.

2021 FORM 10-K 65

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
Indefinite-lived intangible assets primarily consist of acquired trade names and trademarks. The Company may first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the indefinite-lived intangible asset is not impaired, no quantitative fair value measurement is necessary. If a quantitative fair value measurement calculation is required for these intangible assets, the Company primarily utilizes the relief-from-royalty method. This method assumes trade names and trademarks have value to the extent their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenues for the related brands, the appropriate royalty rate and the weighted average cost of capital. If the carrying value of the indefinite-lived intangible exceeds its fair value, the asset is determined to be impaired, and the Company will proceed with recording an impairment charge equal to the excess of the carrying value over the related fair value.
OPERATING LEASES
Beginning in fiscal 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Periods prior to fiscal 2020 have not been restated and continue to be reported in accordance with the Company's historical accounting policies. The Company's lease recognition policies under Topic 842 are described in the following paragraphs.
The Company primarily leases retail store space, certain distribution and warehouse facilities, office space, equipment and other non-real estate assets. The Company determines if an arrangement is a lease at inception and begins recording lease activity at the commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the asset. Lease components are not separated from nonlease components for real estate leases within the Company's lease portfolio. Right-of-use (ROU) assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. The Company's incremental borrowing rate is used to determine the present value of future lease payments unless the implicit rate is readily determinable.
Lease agreements may contain rent escalation clauses, renewal or termination options, rent holidays or certain landlord incentives, including tenant improvement allowances. ROU assets include amounts for scheduled rent increases and are reduced by the amount of lease incentives. The lease term includes the non-cancelable period of the lease and options to extend or terminate the lease when it is reasonably certain the Company will exercise those options. The Company does not record leases with an initial term of 12 months or less on the Consolidated Balance Sheets, and recognizes related lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term. Certain lease agreements include variable lease
2021 FORM 10-K 66

payments, which are based on a percent of retail sales over specified levels or adjust periodically for inflation as a result of changes in a published index, primarily the Consumer Price Index, and are expensed as incurred.
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
The levels of the fair value hierarchy are described below:
•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs with little or no market data available, which require the reporting entity to develop its own assumptions.
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
The Company's global subsidiaries have various monetary assets and liabilities, primarily receivables and payables, which are denominated in currencies other than their functional currency. These balance sheet items are subject to remeasurement, the impact of which is recorded in Other (income) expense, net, within the Consolidated Statements of Income.
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

2021 FORM 10-K 67

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation by estimating the fair value, net of estimated forfeitures, of equity awards and recognizing the related expense as Cost of sales or Operating overhead expense, as applicable, in the Consolidated Statements of Income on a straight-line basis over the vesting period. Substantially all awards vest ratably over four years of continued employment, with stock options expiring 10 years from the date of grant. The fair value of options, stock appreciation rights and employees' purchase rights under the employee stock purchase plans (ESPPs) is determined using the Black-Scholes option pricing model. The fair value of restricted stock and restricted stock units is established by the market price on the date of grant.
Refer to Note 11 — Common Stock and Stock-Based Compensation for additional information on the Company's stock-based compensation programs.
INCOME TAXES
The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce deferred tax assets to the amount management believes is more likely than not to be realized. Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. At least quarterly, the Company assesses taxable income in prior carryback periods, the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies. The Company uses forecasts of taxable income and considers foreign tax credit utilization in making this assessment of realization, which are inherently uncertain and can result in significant variation between estimated and actual results. To the extent the Company believes that recovery is not likely, a valuation allowance is established against the net deferred tax asset, which increases the Company’s income tax expense in the period when such determination is made.
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
Refer to Note 12 — Earnings Per Share for further discussion.
MANAGEMENT ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, including estimates relating to assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Additionally, the extent to which the evolving COVID-19 pandemic impacts the Company's financial statements will depend on a number of factors, including the magnitude and duration of the pandemic. There remains risk that COVID-19 could have a material, adverse impact on future revenue growth as well as overall profitability and may lead to higher than normal inventory levels in various markets, adverse impacts on the global supply chain, revised payment terms with certain wholesale customers, higher sales-related reserves, factory cancellation costs and a volatile effective tax rate driven by changes in the mix of earnings across the Company's jurisdictions.
RECENTLY ADOPTED ACCOUNTING STANDARDS
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
2021 FORM 10-K 68

expenses and other current assets of $507 million, $422 million and $45 million, respectively, and an increase in Deferred income taxes and other liabilities of $40 million on the Consolidated Balance Sheets.

NOTE 2 — INVENTORIES
Inventory balances of $6,854 million and $7,367 million as of May 31, 2021 and 2020, respectively, were substantially all finished goods.

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net included the following:

	MAY 31,
(Dollars in millions)	2021	2020
Land and improvements	$363	$345
Buildings	3,365	2,442
Machinery and equipment	3,023	2,751
Internal-use software	1,391	1,483
Leasehold improvements	1,608	1,554
Construction in process	311	1,086
Total property, plant and equipment, gross	10,061	9,661
Less accumulated depreciation	5,157	4,795
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,904	$4,866
Capitalized interest was not material for the years ended May 31, 2021, 2020 and 2019.

NOTE 4 — IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL
Identifiable intangible assets, net consist of indefinite-lived trademarks, acquired trademarks and other intangible assets. The following table summarizes the Company's Identifiable intangible assets, net balances as of May 31, 2021 and 2020:

	MAY 31,
	2021			2020
(Dollars in millions)	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Indefinite-lived trademarks	$246	$—	$246	$246	$—	$246
Acquired trademarks and other	50	27	23	47	19	28
IDENTIFIABLE INTANGIBLE ASSETS, NET	$296	$27	$269	$293	$19	$274
Goodwill was $242 million and $223 million as of May 31, 2021 and 2020, respectively, and there were no accumulated impairment losses as of May 31, 2021 and 2020. Additionally, the impact to Goodwill during fiscal 2021 and 2020 as a result of acquisitions and divestitures was not material.

2021 FORM 10-K 69

NOTE 5 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	MAY 31,
(Dollars in millions)	2021	2020
Compensation and benefits, excluding taxes	$1,472	$1,248
Sales-related reserves	1,077	1,178
Allowance for expected loss on sale(1)	358	405
Other	3,156	2,353
TOTAL ACCRUED LIABILITIES	$6,063	$5,184
(1)Refer to Note 20 — Acquisitions and Divestitures for additional information.

NOTE 6 — FAIR VALUE MEASUREMENTS
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of May 31, 2021 and 2020, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement. Refer to Note 1 — Summary of Significant Accounting Policies for additional detail regarding the Company's fair value measurement methodology.

	MAY 31, 2021
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$840	$840	$—
Level 1:
U.S. Treasury securities	2,892	—	2,892
Level 2:
Commercial paper and bonds	748	57	691
Money market funds	7,701	7,701	—
Time deposits	1,293	1,291	2
U.S. Agency securities	2	—	2
Total Level 2	9,744	9,049	695
TOTAL	$13,476	$9,889	$3,587

	MAY 31, 2020
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$596	$596	$—
Level 1:
U.S. Treasury securities	1,204	800	404
Level 2:
Commercial paper and bonds	32	—	32
Money market funds	5,973	5,973	—
Time deposits	981	979	2
U.S. Agency securities	1	—	1
Total Level 2	6,987	6,952	35
TOTAL	$8,787	$8,348	$439
As of May 31, 2021, the Company held $2,993 million of available-for-sale debt securities with maturity dates within one year and $594 million with maturity dates over one year and less than five years in Short-term investments on the Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $34 million, $62 million and $82 million for the years ended May 31, 2021, 2020 and 2019, respectively.
2021 FORM 10-K 70

The Company records the assets and liabilities of its derivative financial instruments on a gross basis on the Consolidated Balance Sheets. The Company's derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. Any amounts of cash collateral received related to these instruments associated with the Company's credit-related contingent features are recorded in Cash and equivalents and Accrued liabilities, the latter of which would further offset against the Company's derivative asset balance. Any amounts of cash collateral posted related to these instruments associated with the Company's credit-related contingent features are recorded in Prepaid expenses and other current assets, which would further offset against the Company's derivative liability balance. Cash collateral received or posted related to the Company's credit-related contingent features is presented in the Cash provided by operations component of the Consolidated Statements of Cash Flows. The Company does not recognize amounts of non-cash collateral received, such as securities, on the Consolidated Balance Sheets. For further information related to credit risk, refer to Note 14 — Risk Management and Derivatives.
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	MAY 31, 2021
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$92	$76	$16	$456	$415	$41
Embedded derivatives	—	—	—	1	1	—
TOTAL	$92	$76	$16	$457	$416	$41
(1)If the foreign exchange derivative instruments had been netted on the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $93 million as of May 31, 2021. As of that date, the Company had posted $39 million of cash collateral to various counterparties related to foreign exchange derivative instruments. No amount of collateral was received on the Company's derivative asset balance as of May 31, 2021.

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
NON-RECURRING FAIR VALUE MEASUREMENTS
As further discussed in Note 20 — Acquisitions and Divestitures, during fiscal 2020, the Company met the criteria to recognize the related assets and liabilities of its Brazil, Argentina, Chile and Uruguay entities as held-for-sale. This required the Company to remeasure the disposal groups at fair value, less costs to sell, which is considered a Level 3 fair value measurement and was based on each transaction's estimated consideration. During fiscal 2021, the Company continued to use estimated consideration to measure the fair value of each disposal group.
All other assets or liabilities required to be measured at fair value on a non-recurring basis as of May 31, 2021 and 2020 were immaterial.

2021 FORM 10-K 71

NOTE 7 — SHORT-TERM BORROWINGS AND CREDIT LINES
Notes payable as of May 31, 2021 and 2020, are summarized below:

	MAY 31,
	2021			2020
(Dollars in millions)	BORROWINGS	INTEREST RATE		BORROWINGS	INTEREST RATE
Notes payable:
Commercial paper(1)	$—	0.00%		$248	1.65%
U.S. operations	—	0.00%		—	0.00%	(2)
Non-U.S. operations	2	17.80%	(2)	—	0.00%
TOTAL NOTES PAYABLE	$2			$248
(1)Commercial paper borrowings and repayments with original maturities greater than three months are included in Proceeds from borrowings, net of debt issuance costs and Repayment of borrowings, respectively, on the Consolidated Statements of Cash Flows.
(2)Weighted average interest rate includes non-interest bearing overdrafts.
The carrying amounts reflected in the Consolidated Balance Sheets for Notes payable approximate fair value.
On August 16, 2019, the Company entered into a committed credit facility agreement with a syndicate of banks, which provides up to $2 billion of borrowings, with the option to increase borrowings up to $3 billion in total upon lender approval. The facility matures on August 16, 2024, with a one-year extension option prior to any anniversary of the closing date, provided that in no event shall the facility extend beyond August 16, 2026. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing London Interbank Offered Rate (LIBOR) plus 0.46%. The facility fee is 0.04% of the total commitment. This facility replaces the prior $2 billion credit facility agreement entered into on August 28, 2015, which would have matured August 28, 2020.
On March 15, 2021, the Company entered into a committed credit facility agreement with a syndicate of banks, which provides up to $1 billion of borrowings, with the option to increase borrowings up to $1.5 billion in total upon lender approval. The facility matures on March 14, 2022, with a 364-day extension option up to 30 days prior to the existing termination date, provided that in no event shall the facility extend beyond March 13, 2023. This facility replaces the prior $2 billion credit facility agreement entered into on April 6, 2020, which would have matured on April 5, 2021. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.50%. The facility fee is 0.03% of the total undrawn commitment. Additionally, the Company decreased its $4 billion commercial paper program to $3 billion in connection with the new credit facility agreement.
As of and for the periods ended May 31, 2021 and 2020, no amounts were outstanding under any of the Company's committed credit facilities.
2021 FORM 10-K 72

NOTE 8 — LONG-TERM DEBT
Long-term debt, net of unamortized premiums, discounts and debt issuance costs, comprises the following:

				BOOK VALUE OUTSTANDING AS OF MAY 31,
Scheduled Maturity (Dollars and Yen in millions)	ORIGINAL PRINCIPAL	INTEREST RATE	INTEREST PAYMENTS	2021	2020
Corporate Term Debt:(1)(2)
May 1, 2023	$500	2.25%	Semi-Annually	$499	$499
March 27, 2025	1,000	2.40%	Semi-Annually	995	994
November 1, 2026	1,000	2.38%	Semi-Annually	996	995
March 27, 2027	1,000	2.75%	Semi-Annually	995	994
March 27, 2030	1,500	2.85%	Semi-Annually	1,490	1,489
March 27, 2040	1,000	3.25%	Semi-Annually	986	985
May 1, 2043	500	3.63%	Semi-Annually	496	495
November 1, 2045	1,000	3.88%	Semi-Annually	984	984
November 1, 2046	500	3.38%	Semi-Annually	491	491
March 27, 2050	1,500	3.38%	Semi-Annually	1,481	1,480
Japanese Yen Notes:(3)
August 20, 2001 through November 20, 2020	¥9,000	2.60%	Quarterly	$—	$2
August 20, 2001 through November 20, 2020	4,000	2.00%	Quarterly	—	1
Total				9,413	9,409
Less current maturities				—	3
TOTAL LONG-TERM DEBT				$9,413	$9,406
(1)These senior unsecured obligations rank equally with the Company's other unsecured and unsubordinated indebtedness.
(2)The bonds are redeemable at the Company's option at a price equal to the greater of (i) 100% of the aggregate principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments, plus in each case, accrued and unpaid interest. However, the bonds also feature a par call provision, which allows for the bonds to be redeemed at a price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest on or after the Par Call Date, as defined in the respective notes.
(3)NIKE Logistics YK assumed a total of ¥13.0 billion in loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans matured in equal quarterly installments during the period August 20, 2001 through November 20, 2020.
The scheduled maturity of Long-term debt in each of the years ending May 31, 2022 through 2026, are $0 million, $500 million, $0 million, $1,000 million and $0 million, respectively, at face value.
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt, including the current portion, was approximately $10,275 million and $10,645 million as of May 31, 2021 and 2020, respectively.

2021 FORM 10-K 73

NOTE 9 — INCOME TAXES
Income before income taxes is as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2021	2020	2019
Income before income taxes:
United States	$5,723	$2,954	$593
Foreign	938	(67)	4,208
TOTAL INCOME BEFORE INCOME TAXES	$6,661	$2,887	$4,801
The provision for income taxes is as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2021	2020	2019
Current:
United States
Federal	$328	$(109)	$74
State	134	81	56
Foreign	857	756	608
Total Current	1,319	728	738
Deferred:
United States
Federal	(371)	(231)	(33)
State	(34)	(47)	(9)
Foreign	20	(102)	76
Total Deferred	(385)	(380)	34
TOTAL INCOME TAX EXPENSE	$934	$348	$772
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	YEAR ENDED MAY 31,
	2021	2020	2019
Federal income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.3%	0.8%	1.0%
Foreign earnings	0.2%	5.9%	-1.1%
Foreign-derived intangible income benefit	-3.7%	-8.1%	—%
Excess tax benefits from share-based compensation	-4.5%	-7.2%	-3.6%
Income tax audits and contingency reserves	1.5%	-1.4%	1.3%
U.S. research and development tax credit	-0.9%	-1.8%	-1.0%
Other, net	-0.9%	2.9%	-1.5%
EFFECTIVE INCOME TAX RATE	14.0%	12.1%	16.1%
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "Tax Act"), which significantly changed U.S. tax law and included a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. The Company recognizes taxes due under the GILTI provision as a current period expense.
The effective tax rate for the fiscal year ended May 31, 2021, was higher than the effective tax rate for the fiscal year ended May 31, 2020, due to a change in the proportion of earnings taxed in the U.S., related to the recovery from the impact of the COVID-19 pandemic and less favorable impacts from discrete items such as stock-based compensation. Income tax audit and contingency reserves for the fiscal year ended May 31, 2021, reflects recognition of a reserve of 1.2% related to Altera Corp. v. Commissioner, where the taxpayer was denied a hearing before the U.S. Supreme Court on June 22, 2020, thereby ratifying the Ninth Circuit Court's decision and requiring the inclusion of stock-based compensation in intercompany cost-sharing arrangements, and other matters of 0.3%.

2021 FORM 10-K 74

The effective tax rate for the fiscal year ended May 31, 2020, was lower than the effective tax rate for the fiscal year ended May 31, 2019, due to increased benefits from discrete items such as stock-based compensation. The foreign earnings rate impact shown above for the fiscal year ended May 31, 2020, includes withholding taxes of 6.5% and held for sale accounting items of 2.9%, offset by a benefit for statutory rate differences and other items of 3.5%. The foreign derived intangible income benefit reflects U.S. tax benefits introduced by the Tax Act for companies serving foreign markets. This benefit became available to the Company as a result of a restructuring of its intellectual property interests. Income tax audit and contingency reserves reflect benefits associated with the modification of the treatment of certain research and development expenditures of 2.9% offset by an increase related to the resolution of an audit by the U.S. Internal Revenue Service ("IRS") and other matters of 1.5%. Included in other is the deferral of income tax effects related to intra-entity transfers of inventory of 2.3% and other items of 0.6%.
Deferred tax assets and liabilities comprise the following as of:

	MAY 31,
(Dollars in millions)	2021	2020
Deferred tax assets:
Inventories(1)	$78	$84
Sales return reserves(1)	100	115
Deferred compensation(1)	350	295
Stock-based compensation	175	168
Reserves and accrued liabilities(1)	96	120
Operating lease liabilities	499	491
Intangibles	187	—
Capitalized research and development expenditures	349	189
Net operating loss carry-forwards(1)	15	21
Other(1)	178	127
Total deferred tax assets	2,027	1,610
Valuation allowance(1)	(12)	(26)
Total deferred tax assets after valuation allowance	2,015	1,584
Deferred tax liabilities:
Foreign withholding tax on undistributed earnings of foreign subsidiaries	(182)	(165)
Property, plant and equipment(1)	(255)	(232)
Right-of-use assets	(431)	(423)
Other(1)	(14)	(32)
Total deferred tax liabilities	(882)	(852)
NET DEFERRED TAX ASSET	$1,133	$732
(1)The above amounts exclude deferred taxes held-for-sale as of May 31, 2021 and 2020. See Note 20 — Acquisitions and Divestitures for additional information.
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits as of:

	MAY 31,
(Dollars in millions)	2021	2020	2019
Unrecognized tax benefits, beginning of the period	$771	$808	$698
Gross increases related to prior period tax positions	77	181	85
Gross decreases related to prior period tax positions	(22)	(171)	(32)
Gross increases related to current period tax positions	59	50	81
Settlements	(5)	(58)	—
Lapse of statute of limitations	(6)	(28)	(35)
Changes due to currency translation	22	(11)	11
UNRECOGNIZED TAX BENEFITS, END OF THE PERIOD	$896	$771	$808
As of May 31, 2021, total gross unrecognized tax benefits, excluding related interest and penalties, were $896 million, $609 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets.

2021 FORM 10-K 75

The Company recognizes interest and penalties related to income tax matters in income tax expense. The liability for payment of interest and penalties increased by $45 million during the year ended May 31, 2021, decreased by $16 million during the fiscal year ended May 31, 2020, and increased by $17 million during the fiscal year ended May 31, 2019. As of May 31, 2021 and 2020, accrued interest and penalties related to uncertain tax positions were $203 million and $158 million, respectively (excluding federal benefit).
As of May 31, 2021 and 2020, long-term income taxes payable were $640 million and $757 million, respectively, and were included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
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
The Company historically provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they were considered indefinitely reinvested outside the United States. As a result of the enactment of the Tax Act, in fiscal 2018 the Company reevaluated its historic indefinite reinvestment assertion and determined that any historical or future undistributed earnings of foreign subsidiaries are no longer considered to be indefinitely reinvested. Effective January 1, 2020, however, the tax law in the Netherlands, one of the Company's major jurisdictions, changed. As a result of the change in law, the Company's undistributed earnings in the Netherlands are subject to withholding tax upon distribution. It is the Company's intention to indefinitely reinvest the historical earnings of certain foreign subsidiaries outside North America prior to May 31, 2020, to ensure there is sufficient working capital to expand operations outside the United States. Accordingly, the Company has not recorded a deferred tax liability related to foreign withholding taxes on approximately $10.3 billion of undistributed earnings of these foreign subsidiaries as of May 31, 2021. Withholding taxes of approximately $1.5 billion would be payable upon the remittance of these undistributed earnings as of May 31, 2021.
A portion of the Company's foreign operations benefit from a tax holiday, which is set to expire in 2031. This tax holiday may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The tax benefit attributable to this tax holiday was $238 million, $238 million and $167 million for the fiscal years ended May 31, 2021, 2020 and 2019, respectively. The benefit of the tax holiday on diluted earnings per common share was $0.15, $0.15 and $0.10 for the fiscal years ended May 31, 2021, 2020 and 2019, respectively.
Deferred tax assets as of May 31, 2021 and 2020, were reduced by a valuation allowance. For the fiscal year ended May 31, 2021, a valuation allowance was provided for U.S. capital loss carryforwards and on tax benefits generated by certain entities with operating losses. For the fiscal year ended May 31, 2020, a valuation allowance was provided for U.S. foreign tax credit carryforwards and on tax benefits generated by certain entities with operating losses. There was a $14 million net decrease in the valuation allowance for the fiscal year ended May 31, 2021, compared to a $62 million net decrease for the fiscal year ended May 31, 2020, and $7 million net decrease for the year ended May 31, 2019.
The Company has available domestic and foreign loss carry-forwards of $65 million as of May 31, 2021. If not utilized, such losses will expire as follows:

	YEAR ENDING MAY 31,
(Dollars in millions)	2022	2023	2024	2025	2026-2041	INDEFINITE	TOTAL
Net operating losses	$—	$—	$—	$—	$42	$23	$65

2021 FORM 10-K 76

NOTE 10 — REDEEMABLE PREFERRED STOCK
Sojitz America is the sole owner of the Company's authorized redeemable preferred stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31, and no dividends may be declared or paid on the common stock of the Company unless dividends on the redeemable preferred stock have been declared and paid in full. There have been no changes in the redeemable preferred stock in the fiscal years ended May 31, 2021, 2020 and 2019. As the holder of the redeemable preferred stock, Sojitz America does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries; on merger, consolidation, liquidation or dissolution of the Company; or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States. The redeemable preferred stock has been fully issued to Sojitz America and is not blank check preferred stock. The Company's articles of incorporation do not permit the issuance of additional preferred stock.

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
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	YEAR ENDED MAY 31,
(Dollars in millions)	2021	2020	2019
Stock options(1)	$323	$237	$207
ESPPs	63	53	40
Restricted stock(1)	225	139	78
TOTAL STOCK-BASED COMPENSATION EXPENSE	$611	$429	$325
(1)Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is primarily recorded for employees meeting certain retirement eligibility requirements and was $67 million, $53 million and $41 million for the fiscal years ended May 31, 2021, 2020 and 2019, respectively. During fiscal 2021, an immaterial amount of accelerated stock option and restricted stock expense was also recorded for certain employees impacted by the Company's organizational realignment. For more information, see Note 21 — Restructuring.
The income tax benefit related to stock-based compensation expense was $297 million, $207 million and $175 million for the fiscal years ended May 31, 2021, 2020 and 2019, respectively, and reported within Income tax expense.

2021 FORM 10-K 77

STOCK OPTIONS
The weighted average fair value per share of the options granted during the years ended May 31, 2021, 2020 and 2019, computed as of the grant date using the Black-Scholes pricing model, was $26.75, $18.71 and $22.78, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	YEAR ENDED MAY 31,
	2021	2020	2019
Dividend yield	0.9%	1.0%	1.0%
Expected volatility	27.3%	23.0%	26.6%
Weighted average expected life (in years)	6.0	6.0	6.0
Risk-free interest rate	0.4%	1.5%	2.8%
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
The following summarizes the stock option transactions under the plan discussed above:

	SHARES(1)	WEIGHTED AVERAGE OPTION PRICE
	(In millions)
Options outstanding as of May 31, 2020	88.1	$60.98
Exercised	(20.7)	46.31
Forfeited	(3.8)	95.87
Granted	14.7	112.65
Options outstanding as of May 31, 2021	78.3	$72.88
(1)Includes stock appreciation rights transactions.
Options exercisable as of May 31, 2021, were 44.2 million and had a weighted average option price of $57.43 per share. The aggregate intrinsic value for options outstanding and exercisable as of May 31, 2021, was $4,976 million and $3,494 million, respectively. The total intrinsic value of the options exercised during the years ended May 31, 2021, 2020 and 2019 was $1,571 million, $1,161 million and $938 million, respectively. The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the options. The weighted average contractual life remaining for options outstanding and options exercisable as of May 31, 2021, was 5.9 years and 4.2 years, respectively. As of May 31, 2021, the Company had $415 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.5 years.
EMPLOYEE STOCK PURCHASE PLANS
In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under employee stock purchase plans (ESPPs). Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Employees purchased 2.5 million, 2.7 million and 2.5 million shares during each of the fiscal years ended May 31, 2021, 2020 and 2019, respectively.
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
2021 FORM 10-K 78

The following summarizes the restricted stock and restricted stock unit activity under the plan discussed above:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
	(In millions)
Nonvested as of May 31, 2020	6.8	$79.84
Vested	(2.7)	76.95
Forfeited	(1.1)	81.70
Granted	3.6	113.84
Nonvested as of May 31, 2021	6.6	$99.70
The weighted average fair value per share of restricted stock and restricted stock units granted for the years ended May 31, 2021, 2020 and 2019, computed as of the grant date, was $113.84, $88.26 and $80.95, respectively. During the years ended May 31, 2021, 2020 and 2019, the aggregate fair value of restricted stock and restricted stock units vested was $310 million, $98 million and $44 million, respectively, computed as of the date of vesting. As of May 31, 2021, the Company had $448 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.5 years.

NOTE 12 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded restricted stock and options, including shares under ESPPs, to purchase an additional 11.3 million, 30.6 million and 17.5 million shares of common stock outstanding for the fiscal years ended May 31, 2021, 2020 and 2019, respectively, because the awards were anti-dilutive.

	YEAR ENDED MAY 31,
(In millions, except per share data)	2021	2020	2019
Net income available to common stockholders	$5,727	$2,539	$4,029
Determination of shares:
Weighted average common shares outstanding	1,573.0	1,558.8	1,579.7
Assumed conversion of dilutive stock options and awards	36.4	32.8	38.7
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,609.4	1,591.6	1,618.4
Earnings per common share:
Basic	$3.64	$1.63	$2.55
Diluted	$3.56	$1.60	$2.49

NOTE 13 — BENEFIT PLANS
The Company has a qualified 401(k) Savings and Profit Sharing Plan, in which all U.S. employees are able to participate. The Company matches a portion of employee contributions to the savings plan. Company contributions to the savings plan were $110 million, $107 million and $90 million and included in Cost of sales or Operating overhead expense, as applicable, for the years ended May 31, 2021, 2020 and 2019, respectively. The terms of the plan also allow for annual discretionary profit sharing contributions, as recommended by senior management and approved by the Board of Directors, to the accounts of eligible U.S. employees who work at least 1,000 hours in a year. There were no profit sharing contributions made to the plan for the fiscal years ended May 31, 2021 and 2020. Profit sharing contributions of $37 million were made to the plan and included in Cost of sales or Operating overhead expense, as applicable, for the year ended May 31, 2019.
The Company also has a Long-Term Incentive Plan (LTIP) adopted by the Board of Directors and approved by shareholders in September 1997, which has been amended from time to time. The Company recognized $78 million, $66 million and $83 million of Operating overhead expense related to cash awards under the LTIP during the years ended May 31, 2021, 2020 and 2019, respectively.
The Company allows certain highly compensated employees and non-employee directors of the Company to defer compensation under a nonqualified deferred compensation plan. Deferred compensation plan liabilities were $944 million and $725 million as of

2021 FORM 10-K 79

May 31, 2021 and 2020, respectively, and primarily classified in Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
The Company has pension plans in various countries worldwide. The pension plans are only available to local employees and are generally government mandated. The liability related to the unfunded pension liabilities of the plans was $64 million and $79 million as of May 31, 2021 and 2020, respectively, and primarily classified as non-current in Deferred income taxes and other liabilities on the Consolidated Balance Sheets.

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
The majority of derivatives outstanding as of May 31, 2021, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Chinese Yuan/U.S. Dollar and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.

2021 FORM 10-K 80

The following tables present the fair values of derivative instruments included within the Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	MAY 31,
(Dollars in millions)		2021	2020
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$42	$43
Foreign exchange forwards and options	Deferred income taxes and other assets	16	1
Total derivatives formally designated as hedging instruments		58	44
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	34	48
Embedded derivatives	Prepaid expenses and other current assets	—	1
Foreign exchange forwards and options	Deferred income taxes and other assets	—	2
Total derivatives not designated as hedging instruments		34	51
TOTAL DERIVATIVE ASSETS		$92	$95

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	MAY 31,
(Dollars in millions)		2021	2020
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$385	$173
Foreign exchange forwards and options	Deferred income taxes and other liabilities	41	17
Total derivatives formally designated as hedging instruments		426	190
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	30	15
Embedded derivatives	Accrued liabilities	1	2
Total derivatives not designated as hedging instruments		31	17
TOTAL DERIVATIVE LIABILITIES		$457	$207
The following table presents the amounts in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the fiscal years ended May 31, 2021, 2020 and 2019:

	YEAR ENDED MAY 31,
	2021		2020		2019
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$44,538	$45	$37,403	$(17)	$39,117	$(5)
Cost of sales	24,576	51	21,162	364	21,643	53
Demand creation expense	3,114	3	3,592	(2)	3,753	—
Other (income) expense, net	14	(47)	139	181	(78)	35
Interest expense (income), net	262	(7)	89	(7)	49	(7)

2021 FORM 10-K 81

The following tables present the amounts affecting the Consolidated Statements of Income for the years ended May 31, 2021, 2020 and 2019:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)			AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	YEAR ENDED MAY 31,			LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	YEAR ENDED MAY 31,
	2021	2020	2019		2021	2020	2019
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(61)	$28	$14	Revenues	$45	$(17)	$(5)
Foreign exchange forwards and options	(563)	283	405	Cost of sales	51	364	53
Foreign exchange forwards and options	5	1	2	Demand creation expense	3	(2)	—
Foreign exchange forwards and options	(163)	90	156	Other (income) expense, net	(47)	181	35
Interest rate swaps(2)	—	—	—	Interest expense (income), net	(7)	(7)	(7)
Total designated cash flow hedges	$(782)	$402	$577		$45	$519	$76
(1)For the fiscal years ended May 31, 2021, 2020 and 2019, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES			LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	YEAR ENDED MAY 31,
(Dollars in millions)	2021	2020	2019
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(150)	$76	$166	Other (income) expense, net
Embedded derivatives	(17)	(1)	7	Other (income) expense, net
CASH FLOW HEDGES
All changes in fair value of derivatives designated as cash flow hedge instruments are recorded in Accumulated other comprehensive income (loss) until Net income is affected by the variability of cash flows of the hedged transaction. Effective hedge results are classified in the Consolidated Statements of Income in the same manner as the underlying exposure. When it is no longer probable the forecasted hedged transaction will occur in the initially identified time period, hedge accounting is discontinued and the Company accounts for the associated derivative as an undesignated instrument as discussed below. Additionally, the gains and losses associated with derivatives no longer designated as cash flow hedge instruments in Accumulated other comprehensive income (loss) are recognized immediately in Other (income) expense, net, if it is probable the forecasted hedged transaction will not occur by the end of the initially identified time period or within an additional two-month period thereafter. In rare circumstances, the additional period of time may exceed two months due to extenuating circumstances related to the nature of the forecasted transaction that are outside the control or influence of the Company.
The purpose of the Company's foreign exchange risk management program is to lessen both the positive and negative effects of currency fluctuations on the Company's consolidated results of operations, financial position and cash flows. Foreign currency exposures the Company may elect to hedge in this manner include product costs, non-functional currency denominated revenues, intercompany revenues, demand creation expenses, investments in U.S. Dollar denominated available-for-sale debt securities and certain other intercompany transactions.
Product cost foreign currency exposures are primarily generated through non-functional currency denominated product purchases and the foreign currency adjustment program described below. NIKE entities primarily purchase product in two ways: (1) Certain NIKE entities purchase product from the NIKE Trading Company (NTC), a wholly-owned sourcing hub that buys NIKE branded products from third party factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the product to NIKE entities in their respective functional currencies. NTC sales to a NIKE entity with a different
2021 FORM 10-K 82

functional currency result in a foreign currency exposure for the NTC. (2) Other NIKE entities purchase product directly from third party factories in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.
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
The Company's policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $17.4 billion as of May 31, 2021.
As of May 31, 2021, approximately $369 million of deferred net losses (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of May 31, 2021, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 24 months.
FAIR VALUE HEDGES
The Company has, in the past, been exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. The Company had no interest rate swaps designated as fair value hedges as of May 31, 2021.
NET INVESTMENT HEDGES
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in Accumulated other comprehensive income (loss) along with the foreign currency translation adjustments on those investments. The Company had no outstanding net investment hedges as of May 31, 2021.
UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Consolidated Balance Sheets and/or embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the remeasurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $4.8 billion as of May 31, 2021.
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
As of May 31, 2021, the total notional amount of embedded derivatives outstanding was approximately $415 million.

2021 FORM 10-K 83

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
The Company's derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties' creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could trigger collateral requirements. As of May 31, 2021, the Company was in compliance with all credit risk-related contingent features, and derivative instruments with such features were in a net liability position of approximately $364 million. Accordingly, the Company posted $39 million of cash collateral as a result of these contingent features. Further, as of May 31, 2021, the Company had received no cash collateral from various counterparties to its derivative contracts. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 6 — Fair Value Measurements.

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2020	$(494)	$390	$115	$(67)	$(56)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	499	(788)	—	(8)	(297)
Reclassifications to net income of previously deferred (gains) losses(3)	(3)	(37)	—	13	(27)
Total other comprehensive income (loss)	496	(825)	—	5	(324)
Balance at May 31, 2021	$2	$(435)	$115	$(62)	$(380)
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $(6) million, $0 million, $(1) million and $(7) million, respectively.
(3)Net of tax (benefit) expense of $0 million, $8 million, $0 million, $0 million and $8 million, respectively.

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
(2)Net of tax benefit (expense) of $0 million, $(15) million, $0 million, $1 million and $(14) million, respectively.
(3)Net of tax (benefit) expense of $0 million, $2 million, $0 million, $0 million and $2 million, respectively.

2021 FORM 10-K 84

The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	YEAR ENDED MAY 31,
(Dollars in millions)	2021	2020
Gains (losses) on foreign currency translation adjustment	$3	$(1)	Other (income) expense, net
Total before tax	3	(1)
Tax (expense) benefit	—	—
Gain (loss) net of tax	3	(1)
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$45	(17)	Revenues
Foreign exchange forwards and options	51	364	Cost of sales
Foreign exchange forwards and options	3	(2)	Demand creation expense
Foreign exchange forwards and options	(47)	181	Other (income) expense, net
Interest rate swaps	(7)	(7)	Interest expense (income), net
Total before tax	45	519
Tax (expense) benefit	(8)	(2)
Gain (loss) net of tax	37	517
Gains (losses) on other	(13)	1	Other (income) expense, net
Total before tax	(13)	1
Tax (expense) benefit	—	—
Gain (loss) net of tax	(13)	1
Total net gain (loss) reclassified for the period	$27	$517

2021 FORM 10-K 85

NOTE 16 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues disaggregated by reportable operating segment, major product line and distribution channel:

	YEAR ENDED MAY 31, 2021
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA(1)	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$11,644	$6,970	$5,748	$3,659	$—	$28,021	$1,986	$—	$30,007
Apparel	5,028	3,996	2,347	1,494	—	12,865	104	—	12,969
Equipment	507	490	195	190	—	1,382	29	—	1,411
Other	—	—	—	—	25	25	86	40	151
TOTAL REVENUES	$17,179	$11,456	$8,290	$5,343	$25	$42,293	$2,205	$40	$44,538
Revenues by:
Sales to Wholesale Customers	$10,186	$7,812	$4,513	$3,387	$—	$25,898	$1,353	$—	$27,251
Sales through Direct to Consumer	6,993	3,644	3,777	1,956	—	16,370	766	—	17,136
Other	—	—	—	—	25	25	86	40	151
TOTAL REVENUES	$17,179	$11,456	$8,290	$5,343	$25	$42,293	$2,205	$40	$44,538
(1)Refer to Note 20 — Acquisitions and Divestitures for additional information on the transition of the Company's NIKE Brand business in Brazil to a third-party distributor.

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

2021 FORM 10-K 86

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
For the fiscal years ended May 31, 2021, 2020 and 2019, Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment. Converse Other revenues were primarily attributable to licensing businesses. Corporate revenues primarily consisted of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through the Company's central foreign exchange risk management program.
As of May 31, 2021 and 2020, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Consolidated Balance Sheets.
SALES-RELATED RESERVES
As of May 31, 2021 and 2020, the Company's sales-related reserve balance, which includes returns, post-invoice sales discounts and miscellaneous claims, was $1,077 million and $1,178 million, respectively, recorded in Accrued liabilities on the Consolidated Balance Sheets. The estimated cost of inventory for expected product returns was $269 million and $313 million as of May 31, 2021 and 2020, respectively, and was recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets.
MAJOR CUSTOMERS
No customer accounted for 10% or more of the Company's consolidated net Revenues during the fiscal years ended May 31, 2021, 2020 and 2019.

NOTE 17 — OPERATING SEGMENTS AND RELATED INFORMATION
The Company's operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company's reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa (EMEA); Greater China; and Asia Pacific & Latin America (APLA), and include results for the NIKE and Jordan brands, results for the Hurley brand, prior to its divestiture in fiscal 2020, were included in North America. Refer to Note 20 — Acquisitions and Divestitures for information regarding the fiscal 2020 divestiture of the Company's wholly-owned subsidiary, Hurley, and the planned transition of NIKE Brand businesses in certain countries within APLA to third-party distributors.
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

2021 FORM 10-K 87

geographic operating segment. Global Brand Divisions costs represent demand creation and operating overhead expense that include product creation and design expenses centrally managed for the NIKE Brand, as well as costs associated with NIKE Direct global digital operations and enterprise technology.
Corporate consists primarily of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to the Company's headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; and certain foreign currency gains and losses, including certain hedge gains and losses. For the fiscal year ended May 31, 2020, Corporate included a non-recurring impairment charge, recognized as a result of the Company's decision to transition certain NIKE Brand businesses within APLA to a third-party distributor. This charge primarily reflected the anticipated release of associated non-cash cumulative foreign currency translation losses. For more information regarding this charge, refer to Note 20 — Acquisitions and Divestitures.
The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (EBIT), which represents Net income before Interest expense (income), net and Income tax expense in the Consolidated Statements of Income.
As part of the Company's centrally managed foreign exchange risk management program, standard foreign currency rates are assigned twice per year to each NIKE Brand entity in the Company's geographic operating segments and to Converse. These rates are set approximately nine and twelve months in advance of the future selling seasons to which they relate (specifically, for each currency, one standard rate applies to the fall and holiday selling seasons, and one standard rate applies to the spring and summer selling seasons) based on average market spot rates in the calendar month preceding the date they are established. Inventories and Cost of sales for geographic operating segments and Converse reflect the use of these standard rates to record non-functional currency product purchases in the entity's functional currency. Differences between assigned standard foreign currency rates and actual market rates are included in Corporate, together with foreign currency hedge gains and losses generated from the Company's centrally managed foreign exchange risk management program and other conversion gains and losses.
Accounts receivable, net, Inventories and Property, plant and equipment, net for operating segments are regularly reviewed by management and are therefore provided below.
2021 FORM 10-K 88

	YEAR ENDED MAY 31,
(Dollars in millions)	2021	2020	2019
REVENUES
North America	$17,179	$14,484	$15,902
Europe, Middle East & Africa	11,456	9,347	9,812
Greater China	8,290	6,679	6,208
Asia Pacific & Latin America	5,343	5,028	5,254
Global Brand Divisions	25	30	42
Total NIKE Brand	42,293	35,568	37,218
Converse	2,205	1,846	1,906
Corporate	40	(11)	(7)
TOTAL NIKE, INC. REVENUES	$44,538	$37,403	$39,117
EARNINGS BEFORE INTEREST AND TAXES
North America	$5,089	$2,899	$3,925
Europe, Middle East & Africa	2,435	1,541	1,995
Greater China	3,243	2,490	2,376
Asia Pacific & Latin America	1,530	1,184	1,323
Global Brand Divisions	(3,656)	(3,468)	(3,262)
Converse	543	297	303
Corporate	(2,261)	(1,967)	(1,810)
Interest expense (income), net	262	89	49
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$6,661	$2,887	$4,801
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
North America	$98	$110	$117
Europe, Middle East & Africa	153	139	233
Greater China	94	28	49
Asia Pacific & Latin America	54	41	47
Global Brand Divisions	278	438	278
Total NIKE Brand	677	756	724
Converse	7	12	18
Corporate	107	356	333
TOTAL ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	$791	$1,124	$1,075
DEPRECIATION
North America	$130	$148	$149
Europe, Middle East & Africa	136	132	111
Greater China	46	44	50
Asia Pacific & Latin America	43	46	53
Global Brand Divisions	222	214	195
Total NIKE Brand	577	584	558
Converse	26	25	31
Corporate	141	112	116
TOTAL DEPRECIATION	$744	$721	$705

2021 FORM 10-K 89

	AS OF MAY 31,
(Dollars in millions)	2021	2020
ACCOUNTS RECEIVABLE, NET
North America	$1,777	$1,020
Europe, Middle East & Africa	1,349	712
Greater China	288	321
Asia Pacific & Latin America(1)	643	425
Global Brand Divisions	128	65
Total NIKE Brand	4,185	2,543
Converse	225	149
Corporate	53	57
TOTAL ACCOUNTS RECEIVABLE, NET	$4,463	$2,749
INVENTORIES
North America	$2,851	$3,077
Europe, Middle East & Africa	1,821	2,070
Greater China	1,247	882
Asia Pacific & Latin America(1)	667	770
Global Brand Divisions	153	137
Total NIKE Brand	6,739	6,936
Converse	290	341
Corporate	(175)	90
TOTAL INVENTORIES	$6,854	$7,367
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$617	$645
Europe, Middle East & Africa	982	885
Greater China	288	214
Asia Pacific & Latin America(1)	304	296
Global Brand Divisions	780	830
Total NIKE Brand	2,971	2,870
Converse	63	80
Corporate	1,870	1,916
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,904	$4,866
(1)Excludes assets held-for-sale as of May 31, 2021. See Note 20 — Acquisitions and Divestitures for additional information.
REVENUES AND LONG-LIVED ASSETS BY GEOGRAPHIC AREA
After allocation of revenues for Global Brand Divisions, Converse and Corporate to geographical areas based on the location where the sales originated, revenues by geographical area are essentially the same as reported above for the NIKE Brand operating segments with the exception of the United States. Revenues derived in the United States were $17,363 million, $14,625 million and $16,091 million for the fiscal years ended May 31, 2021, 2020 and 2019, respectively.
The Company's largest concentrations of long-lived assets primarily consist of the Company's corporate headquarters, retail locations and distribution facilities in the United States and China, as well as distribution facilities in Belgium. Long-lived assets attributable to operations in these countries, which primarily consists of property, plant and equipment, net and operating lease ROU assets, net, were as follows:

	MAY 31,
(Dollars in millions)	2021	2020
United States	$4,927	$5,114
Belgium	676	606
China	518	457

2021 FORM 10-K 90

NOTE 18 — COMMITMENTS AND CONTINGENCIES
As of May 31, 2021 and 2020, the Company had bank guarantees and letters of credit outstanding totaling $275 million and $239 million, respectively, issued primarily for real estate agreements, self-insurance programs and other general business obligations.
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
In the ordinary course of business, the Company is involved in various legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. While the Company cannot predict the outcome of its pending legal matters with certainty, the Company does not believe any currently identified claim, proceeding or litigation, either individually or in aggregate, will have a material impact on the Company's results of operations, financial position or cash flows.

NOTE 19 — LEASES
Lease expense is recognized in Cost of sales or Operating overhead expense within the Consolidated Statements of Income, based on the underlying nature of the leased asset. For the fiscal year ended May 31, 2021, lease expense primarily consisted of operating lease costs of $589 million, along with $347 million primarily related to variable lease costs, which includes an immaterial amount of short-term lease costs. For the fiscal year ended May 31, 2020, lease expense primarily consisted of operating lease costs of $569 million, along with $337 million primarily related to variable lease costs, which includes an immaterial amount of short-term lease costs. Prior to the adoption of Topic 842, and in accordance with ASC Topic 840 - Leases, rent expense, excluding executory costs, was $829 million for the fiscal year ended May 31, 2019. As of and for the fiscal years ended May 31, 2021 and 2020, finance leases were not a material component of the Company's lease portfolio.
The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the Operating lease liabilities recognized in the Company’s Consolidated Balance Sheets are as follows:

(Dollars in millions)	AS OF MAY 31, 2021(1)
Fiscal 2022	$534
Fiscal 2023	530
Fiscal 2024	490
Fiscal 2025	437
Fiscal 2026	357
Thereafter	1,397
Total undiscounted future cash flows related to lease payments	$3,745
Less: Interest	347
Present value of lease liabilities	$3,398
(1)Excludes $78 million as of May 31, 2021, of future operating lease payments for lease agreements signed but not yet commenced.
The following table includes supplemental information used to calculate the present value of Operating lease liabilities:

	AS OF MAY 31,
	2021	2020
Weighted-average remaining lease term (in years)	8.3	8.7
Weighted-average discount rate	2.3%	2.4%

2021 FORM 10-K 91

The following table includes supplemental cash and non-cash information related to operating leases:

	YEAR ENDED MAY 31,
(Dollars in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$583	$532
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$489	$705	(1)
(1)Excludes the amount initially capitalized in conjunction with the adoption of Topic 842.

NOTE 20 — ACQUISITIONS AND DIVESTITURES
ACQUISITIONS
During fiscal 2021, 2020 and 2019, the Company made multiple acquisitions focused on gaining new capabilities to fuel its Consumer Direct Offense strategy, serving consumers personally at a global scale. The impact of acquisitions, individually and in aggregate, was not considered material to the Company's Consolidated Financial Statements.
DIVESTITURES
During fiscal 2020, as a result of the Company's decision to transition its wholesale and direct to consumer operating model in certain countries within its APLA operating segment, the Company signed definitive agreements to sell its NIKE Brand businesses in Brazil, Argentina, Chile and Uruguay to third-party distributors. Specifically, NIKE entered into agreements to sell its operations in Argentina, Chile and Uruguay to Grupo Axo and to sell substantially all of its operations in Brazil to Grupo SBF S.A., through its wholly-owned subsidiary. The Company has maintained a small operation in Brazil focused on certain sports marketing assets, local manufacturing and Converse.
As a result of this decision, beginning in fiscal 2020, the related assets and liabilities of these entities were classified as held-for-sale within Prepaid expenses and other current assets and Accrued liabilities, respectively, on the Consolidated Balance Sheets.
BRAZIL
During fiscal 2021, the transaction with Grupo SBF S.A. closed, and the Company recognized a loss of approximately $50 million within Other (income) expense, net classified within Corporate, on the Consolidated Statements of Income. Cash proceeds received were reflected within Other investing activities on the Consolidated Statements of Cash Flows.
As of May 31, 2020, held-for-sale assets and liabilities consisted of the following:
•Held-for-sale assets of $272 million, primarily consisting of $142 million of Inventories and $101 million of Accounts receivable, net; and
•Held-for-sale liabilities of $91 million, primarily consisting of $51 million of Accrued liabilities.
ARGENTINA, CHILE AND URUGUAY
During fiscal 2021, the Company and Grupo Axo mutually agreed to terminate the sale and purchase agreement for the transition of NIKE’s businesses in Argentina, Chile and Uruguay to a distributor partnership. However, as the Company remains committed to selling its legal entities in all three countries and granting distribution rights to third-party distributors, the assets and liabilities of the entities have remained classified as held-for-sale on the Consolidated Balance Sheets.
As of May 31, 2021, held-for-sale assets and liabilities consisted of the following:
•Held-for-sale assets of $175 million, primarily consisting of $76 million of Inventories and $59 million of Accounts receivable, net; and
•Held-for-sale liabilities of $72 million, primarily consisting of $25 million of Accounts payable and $22 million of Accrued liabilities.
As of May 31, 2020, held-for-sale assets and liabilities consisted of the following:
•Held-for-sale assets of $234 million, primarily consisting of $122 million of Inventories and $50 million of Prepaid expenses and other current assets; and
•Held-for-sale liabilities of $55 million, primarily consisting of $34 million of Accrued liabilities.
2021 FORM 10-K 92

The Company has recognized total expected net losses of $358 million as of May 31, 2021, related to the Argentina, Chile and Uruguay transaction within Other (income) expense, net, classified within Corporate, and a corresponding allowance within Accrued liabilities on the Consolidated Balance Sheets. The initial expected loss of $405 million recognized in fiscal 2020 and subsequently adjusted for changes in fair value is largely due to the anticipated release of the cumulative net foreign currency translation losses. These losses will be reclassified from Accumulated other comprehensive income (loss) to Net income upon sale of the legal entities. For more information see Note 6 — Fair Value Measurements.
OTHER DIVESTITURES
On October 29, 2019, the Company signed a definitive agreement to sell the assets and liabilities of its wholly-owned subsidiary brand, Hurley. The transaction closed on December 6, 2019, and the impacts of the divestiture were not considered material to the Company's Consolidated Financial Statements.

NOTE 21 — RESTRUCTURING
During the first quarter of fiscal 2021, the Company announced a new digitally empowered phase of its Consumer Direct Offense strategy: Consumer Direct Acceleration. As a result, management announced a series of leadership and operating model changes to streamline and speed up strategic execution for the Company. These changes resulted in a net reduction of the Company's global workforce, and during fiscal 2021, the Company incurred pre-tax charges of $294 million, which relate to employee termination costs and, to a lesser extent, stock-based compensation expense. This amount reflects the continued evaluation and variability of the Company's original estimate of employee termination costs and required changes in assumptions used to calculate stock-based compensation expense. The related cash expenditures primarily took place throughout fiscal 2021, and all related actions are substantially complete.
As of May 31, 2021, the Company recognized employee termination costs of $214 million and $35 million within Operating overhead expense and Cost of sales, respectively, on the Consolidated Statements of Income. These costs were classified within Corporate.
The activity was recognized within Accrued liabilities as follows:

(Dollars in millions)
Balance at May 31, 2020	$—
Employee termination costs	249
Cash payments	(212)
Foreign currency translation and other	1
Balance at May 31, 2021	$38
Additionally, the related stock-based compensation expense recorded within Operating overhead expense and Costs of sales was $41 million and $4 million, respectively, for the fiscal year ended May 31, 2021.

2021 FORM 10-K 93

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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2021.
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
2021 FORM 10-K 94

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K regarding directors is included under “NIKE, Inc. Board of Directors” in the definitive Proxy Statement for our 2021 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Information about our Executive Officers” in Item 1 of this Report. The information required by Item 406 of Regulation S-K is included under “Corporate Governance — Board Structure and Responsibilities — Code of Conduct” in the definitive Proxy Statement for our 2021 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit & Finance Committee of the Board of Directors is included under “Corporate Governance — Board Structure and Responsibilities — Board Committees” in the definitive Proxy Statement for our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K regarding executive compensation is included under “Corporate Governance — Director Compensation for Fiscal 2021,” “Compensation Discussion and Analysis,” and “Stock Ownership Information — Transactions with Related Persons — Compensation Committee Interlocks and Insider Participation,” in the definitive Proxy Statement for our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 201(d) of Regulation S-K is included under “Compensation Discussion and Analysis — Executive Compensation Tables — Equity Compensation Plan Information” in the definitive Proxy Statement for our 2021 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 403 of Regulation S-K is included under “Stock Ownership Information — Stock Holdings of Certain Owners and Management” in the definitive Proxy Statement for our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is included under “Stock Ownership Information — Transactions with Related Persons” and “Corporate Governance — Individual Board Skills Matrix — Director Independence” in the definitive Proxy Statement for our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is included under “Audit Matters — Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

2021 FORM 10-K 95

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
		FORM 10-K PAGE NO.
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	55
	Consolidated Statements of Income for each of the three years ended May 31, 2021, May 31, 2020 and May 31, 2019	57
	Consolidated Statements of Comprehensive Income for each of the three years ended May 31, 2021, May 31, 2020 and May 31, 2019	58
	Consolidated Balance Sheets at May 31, 2021 and May 31, 2020	59
	Consolidated Statements of Cash Flows for each of the three years ended May 31, 2021, May 31, 2020 and May 31, 2019	60
	Consolidated Statements of Shareholders' Equity for each of the three years ended May 31, 2021, May 31, 2020 and May 31, 2019	61
	Notes to Consolidated Financial Statements	62

2.	Financial Statement Schedule:
	II — Valuation and Qualifying Accounts for the years ended May 31, 2021, 2020 and 2019	99
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 19, 2020).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
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
10.1
Form of Non-Statutory Stock Option Agreement for options granted to non-employee directors under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2010).*

10.2
Form of Restricted Stock Agreement for non-employee directors under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2014).*

10.3
Form of Non-Statutory Stock Option Agreement for options granted to executives under the Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2018).*

2021 FORM 10-K 96

10.4
Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008).*

10.5	NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2014).*
10.6
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

10.8
Amendment No. 1 effective January 1, 2008 to the NIKE, Inc. Deferred Compensation Plan (June 1, 2004 Restatement) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2009).*

10.9	NIKE, Inc. Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).*
10.10
Amended and Restated Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated July 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 24, 2008).*

10.11
Form of Restricted Stock Unit Agreement under the Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2018).*

10.12
Form of Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and its executive officers (other than Mark G. Parker and John J. Donahoe II) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 18, 2020).*

10.13	Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed July 20, 2010).*
10.14	NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 23, 2015).*
10.15	Form of Discretionary Performance Award Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2018).*
10.16	NIKE, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement filed July 25, 2017).*
10.17	Offer Letter between NIKE, Inc. and John J. Donahoe II (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 22, 2019).*
10.18
Form of Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and John J. Donahoe II (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed October 22, 2019).*

10.19	Form of Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 22, 2019).
10.20	Letter Agreement between NIKE, Inc. and Mark G. Parker (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed October 22, 2019).*
10.21
Credit Agreement, dated as of March 15, 2021, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, and the other Banks named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 18, 2021).

10.22	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.23	NIKE, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.24	Form of Non-Statutory Stock Option Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.25	Form of Restricted Stock Unit Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.26
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

10.27	NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 18, 2020)*
10.28	NIKE, Inc. Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2021)*
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (included within this Annual Report on Form 10-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

2021 FORM 10-K 97

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
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
2021 FORM 10-K 98

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS(1)	WRITE-OFFS, NET	BALANCE AT END OF PERIOD
Sales returns reserve
For the fiscal year ended May 31, 2019(2)(3)	$734	$2,209	$(30)	$(2,070)	$843
For the fiscal year ended May 31, 2020(3)	843	2,227	(31)	(2,357)	682
For the fiscal year ended May 31, 2021	682	2,571	41	(2,699)	595
(1)Amounts included in this column primarily relate to foreign currency translation.
(2)As a result of the adoption of ASC Topic 606 during the first quarter of fiscal 2019, an asset for the estimated cost of inventory for expected product returns is now recognized separately from the liability for sales returns reserves, which is presented above.
(3)During the fourth quarter of fiscal 2021, management identified misstatements related to the amounts disclosed within Charged to Costs and Expenses and Write-offs, net. Specifically, Charged to Costs and Expenses was understated by $286 million and $250 million for fiscal 2020 and fiscal 2019, respectively, with a corresponding understatement of Write-offs, net. The Company assessed the materiality of these misstatements on prior period financial statements in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements, and concluded these misstatements were not material to any prior period. As such, the Company has revised the amounts disclosed within Charged to Costs and Expenses and Write-offs, net for the fiscal years 2020 and 2019. These misstatements did not impact the Consolidated Balance Sheets, Consolidated Statements of Income, or Consolidated Statements of Cash Flows.

2021 FORM 10-K 99

ITEM 16. FORM 10-K SUMMARY
None.
2021 FORM 10-K 100

Consent of Independent Registered Public Accounting Firm
We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-117059, 333-133360, 333-164248, 333-171647, 333-173727, 333-208900 and 333-215439) and the Registration Statement on Form S-3 (No. 333-232770) of NIKE, Inc. of our report dated July 20, 2021 relating to the financial statements and financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.
/s/ PricewaterhouseCoopers LLP
Portland, Oregon
July 20, 2021

2021 FORM 10-K 101

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.
By:	/s/ JOHN J. DONAHOE II John J. Donahoe II President and Chief Executive Officer
Date:	July 20, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
/s/ JOHN J. DONAHOE II John J. Donahoe II	President and Chief Executive Officer	July 20, 2021
PRINCIPAL FINANCIAL OFFICER:
/s/ MATTHEW FRIEND Matthew Friend	Executive Vice President and Chief Financial Officer	July 20, 2021
PRINCIPAL ACCOUNTING OFFICER:
/s/ CHRIS L. ABSTON Chris L. Abston	Vice President and Corporate Controller	July 20, 2021
DIRECTORS:
/s/ MARK G. PARKER Mark G. Parker	Director, Chairman of the Board	July 20, 2021
/s/ CATHLEEN A. BENKO Cathleen A. Benko	Director	July 20, 2021
/s/ ELIZABETH J. COMSTOCK Elizabeth J. Comstock	Director	July 20, 2021
/s/ JOHN G. CONNORS John G. Connors	Director	July 20, 2021
/s/ TIMOTHY D. COOK Timothy D. Cook	Director	July 20, 2021
/s/ THASUNDA B. DUCKETT Thasunda B. Duckett	Director	July 20, 2021
/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	July 20, 2021
/s/ PETER B. HENRY Peter B. Henry	Director	July 20, 2021
/s/ TRAVIS A. KNIGHT Travis A. Knight	Director	July 20, 2021
/s/ MICHELLE A. PELUSO Michelle A. Peluso	Director	July 20, 2021
/s/ JOHN W. ROGERS, JR. John W. Rogers, Jr.	Director	July 20, 2021

2021 FORM 10-K 102