Form 10-Q
period 2021-08-31
NIKE, Inc.
filed 2021-10-05
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2021

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of September 28, 2021, the number of shares of the Registrant's Common Stock outstanding were:
Class A	305,011,252
Class B	1,277,806,465
1,582,817,717

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED AUGUST 31,
(In millions, except per share data)	2021	2020
Revenues	$12,248	$10,594
Cost of sales	6,552	5,853
Gross profit	5,696	4,741
Demand creation expense	918	677
Operating overhead expense	2,654	2,298
Total selling and administrative expense	3,572	2,975
Interest expense (income), net	57	65
Other (income) expense, net	(39)	(14)
Income before income taxes	2,106	1,715
Income tax expense	232	197
NET INCOME	$1,874	$1,518
Earnings per common share:
Basic	$1.18	$0.97
Diluted	$1.16	$0.95
Weighted average common shares outstanding:
Basic	1,581.9	1,561.8
Diluted	1,619.6	1,593.3
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020
Net income	$1,874	$1,518
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(128)	318
Change in net gains (losses) on cash flow hedges	438	(658)
Change in net gains (losses) on other	3	(5)
Total other comprehensive income (loss), net of tax	313	(345)
TOTAL COMPREHENSIVE INCOME	$2,187	$1,173
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	AUGUST 31,	MAY 31,
(In millions)	2021	2021
ASSETS
Current assets:
Cash and equivalents	$10,720	$9,889
Short-term investments	2,975	3,587
Accounts receivable, net	4,341	4,463
Inventories	6,699	6,854
Prepaid expenses and other current assets	1,655	1,498
Total current assets	26,390	26,291
Property, plant and equipment, net	4,869	4,904
Operating lease right-of-use assets, net	3,078	3,113
Identifiable intangible assets, net	267	269
Goodwill	242	242
Deferred income taxes and other assets	3,071	2,921
TOTAL ASSETS	$37,917	$37,740
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Notes payable	15	2
Accounts payable	2,135	2,836
Current portion of operating lease liabilities	462	467
Accrued liabilities	5,296	6,063
Income taxes payable	361	306
Total current liabilities	8,269	9,674
Long-term debt	9,415	9,413
Operating lease liabilities	2,898	2,931
Deferred income taxes and other liabilities	2,992	2,955
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 305 and 305 shares outstanding	—	—
Class B — 1,278 and 1,273 shares outstanding	3	3
Capital in excess of stated value	10,521	9,965
Accumulated other comprehensive income (loss)	(67)	(380)
Retained earnings (deficit)	3,886	3,179
Total shareholders' equity	14,343	12,767
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,917	$37,740
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020
Cash provided (used) by operations:
Net income	$1,874	$1,518
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	177	176
Deferred income taxes	(145)	(220)
Stock-based compensation	136	136
Amortization, impairment and other	(9)	41
Net foreign currency adjustments	43	(45)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	36	(990)
(Increase) decrease in inventories	101	689
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(242)	(338)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(860)	(85)
Cash provided (used) by operations	1,111	882
Cash provided (used) by investing activities:
Purchases of short-term investments	(2,550)	(1,401)
Maturities of short-term investments	2,096	302
Sales of short-term investments	1,037	384
Additions to property, plant and equipment	(184)	(176)
Other investing activities	102	2
Cash provided (used) by investing activities	501	(889)
Cash provided (used) by financing activities:
Increase (decrease) in notes payable	13	(30)
Repayment of borrowings	—	(83)
Proceeds from exercise of stock options and other stock issuances	473	302
Repurchase of common stock	(752)	—
Dividends — common and preferred	(435)	(384)
Other financing activities	(42)	(53)
Cash provided (used) by financing activities	(743)	(248)
Effect of exchange rate changes on cash and equivalents	(38)	55
Net increase (decrease) in cash and equivalents	831	(200)
Cash and equivalents, beginning of period	9,889	8,348
CASH AND EQUIVALENTS, END OF PERIOD	$10,720	$8,148
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$103	$114
Dividends declared and not paid	436	383
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2021	305	$—	1,273	$3	$9,965	$(380)	$3,179	$12,767
Stock options exercised			10		469			469
Repurchase of Class B common stock			(5)		(29)		(713)	(742)
Dividends on common stock ($0.275 per share) and preferred stock ($0.10 per share)							(435)	(435)
Issuance of shares to employees, net of shares withheld for employee taxes					(20)		(19)	(39)
Stock-based compensation					136			136
Net income							1,874	1,874
Other comprehensive income (loss)						313		313
Balance at August 31, 2021	305	$—	1,278	$3	$10,521	$(67)	$3,886	$14,343

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2020	315	$—	1,243	$3	$8,299	$(56)	$(191)	$8,055
Stock options exercised			7		291			291
Dividends on common stock ($0.245 per share) and preferred stock ($0.10 per share)							(383)	(383)
Issuance of shares to employees, net of shares withheld for employee taxes					(31)		(17)	(48)
Stock-based compensation					136			136
Net income							1,518	1,518
Other comprehensive income (loss)						(345)		(345)
Balance at August 31, 2020	315	$—	1,250	$3	$8,695	$(401)	$927	$9,224
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company” or “NIKE”) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2021, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2021. The results of operations for the three months ended August 31, 2021, are not necessarily indicative of results to be expected for the entire fiscal year.
The extent to which the evolving COVID-19 pandemic impacts the Company's financial statements will depend on a number of factors, including the magnitude and duration of the pandemic. There may be developments outside our control that require us to adjust our operating plan, such as our assumption on the pace of reopening and return to full production of factories in Vietnam and the planned shift of production capacity to other countries following factory closures in Vietnam and Indonesia. Such developments and other impacts of COVID-19, such as new or prolonged factory closures, higher inventory levels or inventory shortages in various markets, other adverse impacts on the global supply chain, revised payment terms with certain of our wholesale customers, higher sales-related reserves, factory cancellation costs and a volatile effective tax rate driven by changes in the mix of earnings across our jurisdictions, among other factors, could have material adverse impacts on our revenue growth as well as our overall profitability in future periods.

NOTE 2 — INVENTORIES
Inventory balances of $6,699 million and $6,854 million at August 31, 2021 and May 31, 2021, respectively, were substantially all finished goods.

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	AUGUST 31,	MAY 31,
(Dollars in millions)	2021	2021
Compensation and benefits, excluding taxes	$1,039	$1,472
Sales-related reserves	1,029	1,077
Taxes other than income taxes payable	505	468
Import and logistics costs	491	393
Dividends payable	437	436
Allowance for expected loss on sale(1)	344	358
Other	1,451	1,859
TOTAL ACCRUED LIABILITIES	$5,296	$6,063
(1)Refer to Note 12 — Acquisitions and Divestitures for additional information.

NOTE 4 — FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives, equity securities and available-for-sale debt securities. For additional information about the Company's fair value policies, refer to Note 1 — Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of August 31, 2021 and May 31, 2021, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	AUGUST 31, 2021
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$759	$759	$—
Level 1:
U.S. Treasury securities	2,888	601	2,287
Level 2:
Commercial paper and bonds	759	74	685
Money market funds	8,122	8,122	—
Time deposits	1,167	1,164	3
Total Level 2	10,048	9,360	688
TOTAL	$13,695	$10,720	$2,975

	MAY 31, 2021
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$840	$840	$—
Level 1:
U.S. Treasury securities	2,892	—	2,892
Level 2:
Commercial paper and bonds	748	57	691
Money market funds	7,701	7,701	—
Time deposits	1,293	1,291	2
U.S. Agency securities	2	—	2
Total Level 2	9,744	9,049	695
TOTAL	$13,476	$9,889	$3,587
As of August 31, 2021, the Company held $2,308 million of available-for-sale debt securities with maturity dates within one year and $667 million with maturity dates over one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $17 million and $7 million for the three months ended August 31, 2021 and 2020, respectively.
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	AUGUST 31, 2021
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$247	$178	$69	$127	$127	$—
Embedded derivatives	—	—	—	4	4	—
TOTAL	$247	$178	$69	$131	$131	$—
(1)If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $116 million as of August 31, 2021. As of that date, no amount of cash collateral had been received or posted on the derivative asset and liability balances related to these foreign exchange derivative instruments.

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
For additional information related to the Company's derivative financial instruments and credit risk, refer to Note 8 — Risk Management and Derivatives.
The carrying amounts of other current financial assets and other current financial liabilities approximate fair value.
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt, including the current portion, was approximately $10,575 million at August 31, 2021 and $10,275 million at May 31, 2021.
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

NOTE 5 — INCOME TAXES
The effective tax rate was 11.0% and 11.5% for the three months ended August 31, 2021 and 2020, respectively. The decrease in the Company's effective tax rate was primarily due to a more favorable impact from stock-based compensation and discrete items such as the recognition of a reserve in the first quarter of fiscal 2021 related to Altera Corp. v. Commissioner. The decrease in the Company's effective tax rate was partially offset by a change in the proportion of earnings taxed in the U.S.
As of August 31, 2021, total gross unrecognized tax benefits, excluding related interest and penalties, were $906 million, $627 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2021, total gross unrecognized tax benefits, excluding related interest and penalties, were $896 million. The liability for payment of interest and penalties increased by $9 million during the three months ended August 31, 2021. As of August 31, 2021 and May 31, 2021, accrued interest and penalties related to uncertain tax positions were $212 million and $203 million, respectively (excluding federal benefit).
The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service ("IRS") for fiscal years 2017 through 2019. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments.
Tax years after 2010 remain open in certain major foreign jurisdictions. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $20 million within the next 12 months. In January 2019, the European Commission opened a formal investigation to examine whether the Netherlands has breached State Aid rules when granting certain tax rulings to the Company. The Company believes the investigation is without merit. If this matter is adversely resolved, the Netherlands may be required to assess additional amounts with respect to current and prior periods, and the Company's Netherlands income taxes in the future could increase.

NOTE 6 — STOCK-BASED COMPENSATION
STOCK-BASED COMPENSATION
The NIKE, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) provides for the issuance of up to 798 million previously unissued shares of Class B Common Stock in connection with equity awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards. In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under employee stock purchase plans (ESPPs). Refer to Note 11 — Common Stock and Stock-Based Compensation of the Annual Report on Form 10-K for the fiscal year ended May 31, 2021 for further information.
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020
Stock options(1)	$65	$70
ESPPs	15	18
Restricted stock and restricted stock units(1)(2)	56	48
TOTAL STOCK-BASED COMPENSATION EXPENSE	$136	$136
(1)Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is primarily recorded for employees meeting certain retirement eligibility requirements.
(2)Includes expense for performance-based restricted stock units granted during the three months ended August 31, 2021.
The income tax benefit related to stock-based compensation expense was $186 million and $81 million for the three months ended August 31, 2021 and 2020, respectively.
STOCK OPTIONS
The weighted average fair value per share of the options granted during the three months ended August 31, 2021 and 2020, computed as of the grant date using the Black-Scholes pricing model, was $38.64 and $22.55, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	THREE MONTHS ENDED AUGUST 31,
	2021	2020
Dividend yield	0.7%	1.0%
Expected volatility	25.2%	27.2%
Weighted average expected life (in years)	5.9	6.0
Risk-free interest rate	0.8%	0.3%
Expected volatilities are based on the historical volatility of the Company's common stock, the implied volatility in market-traded options on the Company's common stock with a term greater than one year, as well as other factors. The weighted average expected life of options is based on an analysis of historical and expected future exercise patterns. The interest rate is based on the U.S. Treasury (constant maturity) risk-free rate in effect at the date of grant for periods corresponding with the expected term of the options.
As of August 31, 2021, the Company had $382 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.4 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
The weighted average fair value per share of restricted stock and restricted stock units granted for the three months ended August 31, 2021 and 2020, computed as of the grant date, was $161.46 and $98.47, respectively.

During the three months ended August 31, 2021, under the Stock Incentive Plan, the Company granted performance-based restricted stock units (PSUs), which were historically in the form of cash-based long-term incentive awards under the Company's Long-Term Incentive Plan. The Company estimates the fair value of these PSUs as of the grant date using a Monte Carlo simulation. The weighted average fair value per share of PSUs granted for the three months ended August 31, 2021, computed as of the grant date, was $247.06. The impact of granting PSUs during the period was not material to the Company's Unaudited Condensed Consolidated Financial Statements.
As of August 31, 2021, the Company had $527 million of unrecognized compensation costs from restricted stock, restricted stock units and PSUs, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.5 years.

NOTE 7 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an additional 1.1 million and 2.1 million shares of common stock outstanding for the three months ended August 31, 2021 and 2020, respectively, because the awards were anti-dilutive.

	THREE MONTHS ENDED AUGUST 31,
(In millions, except per share data)	2021	2020
Net income available to common stockholders	$1,874	$1,518
Determination of shares:
Weighted average common shares outstanding	1,581.9	1,561.8
Assumed conversion of dilutive stock options and awards	37.7	31.5
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,619.6	1,593.3
Earnings per common share:
Basic	$1.18	$0.97
Diluted	$1.16	$0.95

NOTE 8 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the three months ended August 31, 2021, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K. For additional information about the Company's derivatives and hedging policies refer to Note 1 — Summary of Significant Accounting Policies and Note 14 — Risk Management and Derivatives of the Annual Report on Form 10-K for the fiscal year ended May 31, 2021.
The majority of derivatives outstanding as of August 31, 2021, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Chinese Yuan/U.S. Dollar, and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.

The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	AUGUST 31,	MAY 31,
(Dollars in millions)		2021	2021
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$151	$42
Foreign exchange forwards and options	Deferred income taxes and other assets	69	16
Total derivatives formally designated as hedging instruments		220	58
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	27	34
Embedded derivatives	Prepaid expenses and other current assets	—	—
Total derivatives not designated as hedging instruments		27	34
TOTAL DERIVATIVE ASSETS		$247	$92

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	AUGUST 31,	MAY 31,
(Dollars in millions)		2021	2021
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$106	$385
Foreign exchange forwards and options	Deferred income taxes and other liabilities	—	41
Total derivatives formally designated as hedging instruments		106	426
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	21	30
Embedded derivatives	Accrued liabilities	4	1
Total derivatives not designated as hedging instruments		25	31
TOTAL DERIVATIVE LIABILITIES		$131	$457
The following table presents the amounts in the Unaudited Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	THREE MONTHS ENDED AUGUST 31,
	2021		2020
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$12,248	$(21)	$10,594	$14
Cost of sales	6,552	(66)	5,853	114
Demand creation expense	918	1	677	1
Other (income) expense, net	(39)	(9)	(14)	8
Interest expense (income), net	57	(2)	65	(2)

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED AUGUST 31,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED AUGUST 31,
	2021	2020		2021	2020
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(6)	$—	Revenues	$(21)	$14
Foreign exchange forwards and options	265	(371)	Cost of sales	(66)	114
Foreign exchange forwards and options	(1)	1	Demand creation expense	1	1
Foreign exchange forwards and options	130	(160)	Other (income) expense, net	(9)	8
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(2)
TOTAL DESIGNATED CASH FLOW HEDGES	$388	$(530)		$(97)	$135
(1)For the three months ended August 31, 2021 and 2020, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES		LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$23	$(38)	Other (income) expense, net
Embedded derivatives	(5)	(4)	Other (income) expense, net
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
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $15.2 billion as of August 31, 2021. Approximately $10 million of deferred net losses (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of August 31, 2021, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of August 31, 2021, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 24 months.

UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the remeasurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $4.4 billion as of August 31, 2021.
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
As of August 31, 2021, the total notional amount of embedded derivatives outstanding was approximately $502 million.
CREDIT RISK
The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could trigger collateral requirements. As of August 31, 2021, the Company was in compliance with all credit risk-related contingent features, and derivative instruments with such features were in a net liability position of approximately $11 million. Accordingly, the Company was not required to post cash collateral as a result of these contingent features. Further, no amount of collateral was received on the Company's derivative asset balance as of August 31, 2021. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 4 — Fair Value Measurements.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2021	$2	$(435)	$115	$(62)	$(380)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(128)	349	—	8	229
Reclassifications to net income of previously deferred (gains) losses(3)	—	89	—	(5)	84
Total other comprehensive income (loss)	(128)	438	—	3	313
Balance at August 31, 2021	$(126)	$3	$115	$(59)	$(67)
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $(39) million, $0 million, $(2) million, and $(41) million, respectively.
(3)Net of tax (benefit) expense of $0 million, $(8) million, $0 million, $1 million and $(7) million, respectively.

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

The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Unaudited Condensed Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$(21)	$14	Revenues
Foreign exchange forwards and options	(66)	114	Cost of sales
Foreign exchange forwards and options	1	1	Demand creation expense
Foreign exchange forwards and options	(9)	8	Other (income) expense, net
Interest rate swaps	(2)	(2)	Interest expense (income), net
Total before tax	(97)	135
Tax (expense) benefit	8	(3)
Gain (loss) net of tax	(89)	132
Gains (losses) on other	6	(8)	Other (income) expense, net
Total before tax	6	(8)
Tax (expense) benefit	(1)	—
Gain (loss) net of tax	5	(8)
Total net gain (loss) reclassified for the period	$(84)	$124

NOTE 10 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues disaggregated by reportable operating segment, major product line and distribution channel:

	THREE MONTHS ENDED AUGUST 31, 2021
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,264	$1,983	$1,449	$1,022	$—	$7,718	$567	$—	$8,285
Apparel	1,430	1,159	476	385	—	3,450	24	—	3,474
Equipment	185	165	57	58	—	465	9	—	474
Other	—	—	—	—	7	7	29	(21)	15
TOTAL REVENUES	$4,879	$3,307	$1,982	$1,465	$7	$11,640	$629	$(21)	$12,248
Revenues by:
Sales to Wholesale Customers	$2,678	$2,224	$1,114	$927	$—	$6,943	$369	$—	$7,312
Sales through Direct to Consumer	2,201	1,083	868	538	—	4,690	231	—	4,921
Other	—	—	—	—	7	7	29	(21)	15
TOTAL REVENUES	$4,879	$3,307	$1,982	$1,465	$7	$11,640	$629	$(21)	$12,248

	THREE MONTHS ENDED AUGUST 31, 2020
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,957	$1,802	$1,251	$758	$—	$6,768	$513	$—	$7,281
Apparel	1,125	971	478	301	—	2,875	22	—	2,897
Equipment	143	137	51	40	—	371	9	—	380
Other	—	—	—	—	4	4	19	13	36
TOTAL REVENUES	$4,225	$2,910	$1,780	$1,099	$4	$10,018	$563	$13	$10,594
Revenues by:
Sales to Wholesale Customers	$2,719	$1,973	$964	$708	$—	$6,364	$373	$—	$6,737
Sales through Direct to Consumer	1,506	937	816	391	—	3,650	171	—	3,821
Other	—	—	—	—	4	4	19	13	36
TOTAL REVENUES	$4,225	$2,910	$1,780	$1,099	$4	$10,018	$563	$13	$10,594
For the three months ended August 31, 2021 and 2020, Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment. Converse Other revenues were primarily attributable to licensing businesses. Corporate revenues primarily consisted of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through the Company's central foreign exchange risk management program.
As of August 31, 2021 and May 31, 2021, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

NOTE 11 — OPERATING SEGMENTS
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

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020
REVENUES
North America	$4,879	$4,225
Europe, Middle East & Africa	3,307	2,910
Greater China	1,982	1,780
Asia Pacific & Latin America	1,465	1,099
Global Brand Divisions	7	4
Total NIKE Brand	11,640	10,018
Converse	629	563
Corporate	(21)	13
TOTAL NIKE, INC. REVENUES	$12,248	$10,594
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,434	$1,302
Europe, Middle East & Africa	875	692
Greater China	701	688
Asia Pacific & Latin America	481	280
Global Brand Divisions	(987)	(853)
Converse	204	168
Corporate	(545)	(497)
Interest expense (income), net	57	65
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$2,106	$1,715

	AUGUST 31,	MAY 31,
(Dollars in millions)	2021	2021
ACCOUNTS RECEIVABLE, NET
North America	$1,445	$1,777
Europe, Middle East & Africa	1,489	1,349
Greater China	348	288
Asia Pacific & Latin America(1)	681	643
Global Brand Divisions	97	128
Total NIKE Brand	4,060	4,185
Converse	224	225
Corporate	57	53
TOTAL ACCOUNTS RECEIVABLE, NET	$4,341	$4,463
INVENTORIES
North America	$2,851	$2,851
Europe, Middle East & Africa	1,632	1,821
Greater China	1,148	1,247
Asia Pacific & Latin America(1)	668	667
Global Brand Divisions	188	153
Total NIKE Brand	6,487	6,739
Converse	263	290
Corporate	(51)	(175)
TOTAL INVENTORIES	$6,699	$6,854

	AUGUST 31,	MAY 31,
(Dollars in millions)	2021	2021
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$621	$617
Europe, Middle East & Africa	966	982
Greater China	287	288
Asia Pacific & Latin America(1)	311	304
Global Brand Divisions	786	780
Total NIKE Brand	2,971	2,971
Converse	58	63
Corporate	1,840	1,870
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,869	$4,904
(1)Excludes assets held-for-sale as of August 31, 2021 and May 31, 2021. See Note 12 — Acquisitions and Divestitures for additional information.

NOTE 12 — ACQUISITIONS AND DIVESTITURES
As previously disclosed in the Annual Report on Form 10-K for the fiscal year ended May 31, 2021, the Company remains committed to selling its legal entities in Argentina, Chile and Uruguay and granting distribution rights to third-party distributors. As such, the assets and liabilities of the entities have remained classified as held-for-sale on the Unaudited Condensed Consolidated Balance Sheets.
As of August 31, 2021, held-for-sale assets were $203 million, primarily consisting of $87 million of Accounts receivable, net and $66 million of Inventories; held-for-sale liabilities were $89 million, primarily consisting of $28 million of Accounts payable and $28 million of Accrued liabilities.
As of May 31, 2021, held-for-sale assets were $175 million, primarily consisting of $76 million of Inventories and $59 million of Accounts receivable, net; held-for-sale liabilities were $72 million, primarily consisting of $25 million of Accounts payable and $22 million of Accrued liabilities.
As of August 31, 2021, the Company has recognized total expected net losses related to the Argentina, Chile and Uruguay transaction of $344 million within Other (income) expense, net, classified within Corporate, and a corresponding allowance within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. The initial expected loss of $405 million recognized in fiscal 2020 and the subsequent adjustments for changes in fair value are largely due to the anticipated release of the cumulative foreign currency translation losses. These losses will be reclassified from Accumulated other comprehensive income (loss) to Net income upon sale of the legal entities.

NOTE 13 — RESTRUCTURING
During fiscal 2021, the Company announced a new digitally empowered phase of its Consumer Direct Offense strategy: Consumer Direct Acceleration. During fiscal 2021, the Company substantially completed a series of leadership and operating model changes to streamline and speed up strategic execution of the Consumer Direct Acceleration. During the first quarter of fiscal 2022 and the first quarter of fiscal 2021, the Company recognized an immaterial amount of related employee termination costs and, to a lesser extent, stock-based compensation expense.

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
Through the Consumer Direct Acceleration we are focusing on creating the marketplace of the future through more premium, consistent and seamless consumer experiences, leading with NIKE Digital and our owned stores, as well as select strategic partners who share our marketplace vision. We have aligned our product creation and category organizations around a new consumer construct focused on Men’s, Women's, Kids' and the Jordan Brand and continue to invest in data and analytics, demand sensing, insight gathering, inventory management and other areas to create an end-to-end technology foundation which will further accelerate our digital transformation.
During fiscal 2021, we substantially completed a series of leadership and operating model changes to streamline and speed up strategic execution of the Consumer Direct Acceleration. During the first quarter of fiscal 2022 and the first quarter of fiscal 2021, the Company recognized an immaterial amount of related employee termination costs and, to a lesser extent, stock-based compensation expense.
COVID-19 UPDATE
The COVID-19 pandemic continues to create volatility in our business results and operations globally, causing us to transform the way we operate in order to better serve our consumers. During the first quarter of fiscal 2022, we continued to experience strong consumer demand with Revenues growing 16% and gross margin expanding 170 basis points compared to the prior year.
However, during the first quarter of fiscal 2022, the majority of NIKE Brand and Converse contract manufacturers in Vietnam and Indonesia were subject to government mandated shutdowns due to COVID-19. These closures have, and are expected to continue to, significantly impact our previously planned inventory production for our upcoming holiday and spring seasons. As a result of these closures, we have lost approximately ten weeks of production. Although the timing remains uncertain and is subject to factors outside of our control, re-opening plans continue to be approved for factories in Vietnam and we anticipate most factories will re-open in October. Currently, factories in Indonesia are open and operational. Once factories re-open we expect it will take several months for them to return to full production. For fiscal 2021, 51% of NIKE Brand footwear and 30% of NIKE Brand apparel was manufactured in Vietnam, and 24% of NIKE Brand footwear and less than 12% of NIKE Brand apparel was manufactured in Indonesia.
Additionally, the extended inventory transit times we experienced in fiscal 2021, due primarily to port congestion, transportation delays as well as labor and container shortages, worsened during the first quarter of fiscal 2022, negatively impacting our product availability, most prominently in our wholesale channel. We also experienced higher transportation and logistics costs as a result of this dynamic environment, which negatively impacted gross margin expansion in the first quarter of fiscal 2022.
We expect the combination of factory closures and elevated transit times will continue to impact product availability leading to inventory shortages and will negatively impact revenue growth for the remainder of the fiscal year. In addition, we expect transportation and logistics costs will continue to be elevated as we navigate these supply chain constraints throughout the fiscal year. We expect all our geographies and Converse will continue to be impacted by these factors throughout fiscal 2022 with countries in Asia expected to be more significantly impacted in the second quarter of fiscal 2022 and others expected to experience a greater impact in the second half of fiscal 2022 due to higher levels of in-transit inventory at the end of the first quarter of fiscal 2022. To mitigate the impact across our business, our teams are continuing to leverage our operational playbook and taking actions where we can, including shifting production capacity to other countries, strategic use of air freight and employing a seasonless approach to products. Despite these short-term dynamics, our Consumer Direct Acceleration strategy continues to drive our business towards our long-term fiscal 2025 financial goals shared in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.
Our NIKE Direct business has continued its momentum in the first quarter, fueling our growth as we continue to navigate through the pandemic by leveraging our digital platforms with our store footprint to connect directly with the consumer. NIKE Brand Digital revenues grew 25% on a currency-neutral basis for the first quarter of fiscal 2022, even with improved physical traffic levels in most of our geographies compared to the prior year. During the quarter, we experienced an increase in comparable store sales in

North America, EMEA and APLA primarily due to improved physical retail traffic, partially offset by a decline in comparable store sales in Greater China, in part due to ongoing marketplace dynamics and a COVID-19 resurgence during the first quarter of fiscal 2022. As of October 1, 2021, approximately 99% of our owned stores were open with some operating on reduced hours.
During the quarter, we continued to invest in our digital transformation and brand campaigns as the world continues its return to sport. For the remainder of fiscal 2022, we will maintain our multi-year investment plans in order to transform our business for the future.
We continue to monitor the ongoing and dynamic impacts of COVID-19, as well as guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. There may be developments outside our control that require us to adjust our operating plan, such as our assumption on the pace of re-opening and return to full production of factories in Vietnam and the planned shift of production capacity to other countries following factory closures in Vietnam and Indonesia. Such developments and other potential impacts of COVID-19, such as new or prolonged factory closures, higher inventory levels or inventory shortages in various markets, other adverse impacts on the global supply chain, revised payment terms with certain of our wholesale customers, higher sales-related reserves, factory cancellation costs and a volatile effective tax rate driven by changes in the mix of earnings across our jurisdictions, among other factors, could have material adverse impacts on our revenue growth as well as our overall profitability in future periods.
FIRST QUARTER OVERVIEW
For the first quarter of fiscal 2022, NIKE, Inc. Revenues increased 16% to $12.2 billion compared to the first quarter of fiscal 2021. On a currency-neutral basis, Revenues increased 12%. Net income was $1,874 million and diluted earnings per common share was $1.16 for the first quarter of fiscal 2022, compared to Net income of $1,518 million and diluted earnings per common share of $0.95 for the first quarter of fiscal 2021.
Income before income taxes increased 23% compared to the first quarter of fiscal 2021, due to higher revenues and gross margin expansion, partially offset by higher selling and administrative expense. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, increased 16% compared to the first quarter of fiscal 2021. On a currency-neutral basis, NIKE Brand revenues increased 12%, primarily driven by higher revenues in North America, APLA and EMEA. Additionally, NIKE Brand currency-neutral revenues were higher across footwear and apparel, as well as Men's, Women's, the Jordan Brand and Kids'. Revenues for Converse increased 12% and 7% compared to the first quarter of fiscal 2021, on a reported and currency-neutral basis, respectively, led by performance in Direct to consumer in both North America and Western Europe.
Our effective tax rate was 11.0% for the first quarter of fiscal 2022, compared to 11.5% for the first quarter of fiscal 2021, primarily due to a more favorable impact from stock-based compensation and discrete items, such as the recognition of a reserve in the first quarter of fiscal 2021 related to Altera Corp. v. Commissioner, partially offset by a change in the proportion of earnings taxed in the U.S.
During fiscal 2021, the transaction with Grupo SBF S.A. to purchase substantially all of our NIKE Brand operations in Brazil closed. We remain committed to selling our Argentina, Chile and Uruguay legal entities and granting distribution rights to third-party distributors. As such, the assets and liabilities of these entities have remained classified as held-for-sale on the Unaudited Condensed Consolidated Balance Sheets. For more information see Note 12 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
USE OF NON-GAAP FINANCIAL MEASURES
Throughout this Quarterly Report on Form 10-Q, we discuss non-GAAP financial measures, including references to wholesale equivalent revenues, currency-neutral revenues, as well as Total NIKE Brand earnings before interest and taxes (EBIT), Total NIKE, Inc. EBIT and EBIT Margin, which should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). References to wholesale equivalent revenues are intended to provide context as to the total size of our NIKE Brand market footprint if we had no NIKE Direct operations. NIKE Brand wholesale equivalent revenues consist of (1) sales to external wholesale customers and (2) internal sales from our wholesale operations to our NIKE Direct operations, which are charged at prices comparable to those charged to external wholesale customers. Additionally, currency-neutral revenues are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations. EBIT is calculated as Net Income before Interest expense (income), net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income. EBIT Margin is calculated as EBIT divided by total NIKE, Inc. Revenues.
Management uses these non-GAAP financial measures when evaluating the Company's performance, including when making financial and operating decisions. Additionally, management believes these non-GAAP financial measures provide investors with additional financial information that should be considered when assessing our underlying business performance and trends. However, references to wholesale equivalent revenues, currency-neutral revenues, EBIT and EBIT margin should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with U.S. GAAP and may not be comparable to similarly titled non-GAAP measures used by other companies.

RESULTS OF OPERATIONS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions, except per share data)	2021	2020	% CHANGE
Revenues	$12,248	$10,594	16%
Cost of sales	6,552	5,853	12%
Gross profit	5,696	4,741	20%
Gross margin	46.5%	44.8%
Demand creation expense	918	677	36%
Operating overhead expense	2,654	2,298	15%
Total selling and administrative expense	3,572	2,975	20%
% of revenues	29.2%	28.1%
Interest expense (income), net	57	65	—
Other (income) expense, net	(39)	(14)	—
Income before income taxes	2,106	1,715	23%
Income tax expense	232	197	18%
Effective tax rate	11.0%	11.5%
NET INCOME	$1,874	$1,518	23%
Diluted earnings per common share	$1.16	$0.95	22%

CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$7,718	$6,768	14%	10%
Apparel	3,450	2,875	20%	16%
Equipment	465	371	25%	22%
Global Brand Divisions(2)	7	4	75%	38%
Total NIKE Brand Revenues	11,640	10,018	16%	12%
Converse	629	563	12%	7%
Corporate(3)	(21)	13	—	—
TOTAL NIKE, INC. REVENUES	$12,248	$10,594	16%	12%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,943	$6,364	9%	5%
Sales through NIKE Direct	4,690	3,650	28%	25%
Global Brand Divisions(2)	7	4	75%	38%
TOTAL NIKE BRAND REVENUES	$11,640	$10,018	16%	12%
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
FIRST QUARTER OF FISCAL 2022 COMPARED TO FIRST QUARTER OF FISCAL 2021
On a currency-neutral basis, NIKE, Inc. Revenues increased 12% for the first quarter of fiscal 2022, driven by higher revenues in both the NIKE Brand and Converse. Higher revenues in North America, APLA, EMEA and Converse contributed approximately 6, 3, 2 and 1 percentage points to NIKE, Inc. Revenues, respectively.
On a currency-neutral basis, NIKE Brand footwear revenues increased 10% in the first quarter of fiscal 2022, driven by higher revenues in the Jordan Brand, Women's, Men's and Kids'. Unit sales of footwear increased 5%, while higher average selling price (ASP) per pair contributed approximately 5 percentage points of footwear revenue growth, primarily due to higher NIKE Direct ASP, on a wholesale equivalent basis, as well as the favorable impact of growth in our NIKE Direct business.
Currency-neutral NIKE Brand apparel revenues, for the first quarter of fiscal 2022, increased 16%, driven by higher revenues in Men's, Women's and the Jordan Brand. Unit sales of apparel increased 8% and higher ASP per unit contributed approximately 8 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs.
On a reported basis, NIKE Direct revenues represented approximately 40% of our total NIKE Brand revenues for the first quarter of fiscal 2022 compared to 36% for the first quarter of fiscal 2021. Digital commerce sales were $2.5 billion for the first quarter of fiscal 2022 compared to $1.9 billion for the first quarter of fiscal 2021. On a currency-neutral basis, NIKE Direct revenues increased 25%, driven by digital commerce sales growth of 25%, comparable store sales growth of 22%, in part due to improved physical retail traffic, and the addition of new stores. Comparable store sales, which exclude digital commerce sales, comprises revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Comparable store sales includes revenues from stores that were temporarily closed during the period as a result of COVID-19. Comparable store sales represents a performance measure that we believe is useful information for management and investors in understanding the performance of our established NIKE-owned in-line and factory stores. Management considers this metric when making financial and operating decisions. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of this metric may not be comparable to similarly titled measures used by other companies.
GROSS MARGIN

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020	% CHANGE
Gross profit	$5,696	$4,741	20%
Gross margin	46.5%	44.8%	170 bps
For the first quarter of fiscal 2022, our consolidated gross margin was 170 basis points higher than the prior year period and primarily reflected the following factors:
•Higher margin in our NIKE Direct business, as we experienced higher promotional activity in the prior year due to COVID-19 (increasing gross margin approximately 160 basis points);
•Higher mix of full-price sales, on a wholesale equivalent basis, (increasing gross margin approximately 60 basis points);
•Favorable changes in net foreign currency exchange rates, including hedges, (increasing gross margin approximately 20 basis points);
•Higher NIKE Brand product costs, on a wholesale equivalent basis, primarily due to increased freight costs (decreasing gross margin approximately 120 basis points); and
•Lower other costs, in part due to the release of factory cancellation cost accruals occurring in the prior year, which was more than offset by lower storage costs and reduced inventory obsolescence in the first quarter of fiscal 2022, among other things, (increasing gross margin approximately 50 basis points).
TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020	% CHANGE
Demand creation expense(1)	$918	$677	36%
Operating overhead expense	2,654	2,298	15%
Total selling and administrative expense	$3,572	$2,975	20%
% of revenues	29.2%	28.1%	110 bps
(1)Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary products, television, digital and print advertising and media costs, brand events and retail brand presentation.
FIRST QUARTER OF FISCAL 2022 COMPARED TO FIRST QUARTER OF FISCAL 2021
Demand creation expense increased 36% for the first quarter of fiscal 2022 primarily due to higher spend against brand campaigns as we experienced marketplace closures in the prior year due to COVID-19, as well as continued investments in digital marketing to support heightened digital demand. Changes in foreign currency exchange rates increased Demand creation expense by approximately 3 percentage points.
Operating overhead expense increased 15% primarily due to an increase in wage-related expenses, higher strategic technology investments and NIKE Direct variable costs. Changes in foreign currency exchange rates increased Operating overhead expense by approximately 2 percentage points.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020
Other (income) expense, net	$(39)	$(14)
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the first quarter of fiscal 2022, Other (income) expense, net was relatively flat compared to the prior year.

We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had favorable impacts of approximately $104 million on our Income before income taxes for the first quarter of fiscal 2022.
INCOME TAXES

	THREE MONTHS ENDED AUGUST 31,
	2021	2020	% CHANGE
Effective tax rate	11.0%	11.5%	(50) bps
Our effective tax rate was 11.0% for the first quarter of fiscal 2022, compared to 11.5% for the first quarter of fiscal 2021, primarily due to a more favorable impact from stock-based compensation and discrete items, such as the recognition of a reserve in the first quarter of fiscal 2021 related to Altera Corp. v. Commissioner, partially offset by a change in the proportion of earnings taxed in the U.S.
Refer to Note 5 — Income Taxes within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

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
The breakdown of Revenues is as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$4,879	$4,225	15%	15%
Europe, Middle East & Africa	3,307	2,910	14%	8%
Greater China	1,982	1,780	11%	1%
Asia Pacific & Latin America	1,465	1,099	33%	31%
Global Brand Divisions(2)	7	4	75%	38%
TOTAL NIKE BRAND	11,640	10,018	16%	12%
Converse	629	563	12%	7%
Corporate(3)	(21)	13	—	—
TOTAL NIKE, INC. REVENUES	$12,248	$10,594	16%	12%
(1)    The percent change excluding currency changes represents a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" for further information.
(2)    Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment.
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

The breakdown of earnings before interest and taxes is as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020	% CHANGE
North America	$1,434	$1,302	10%
Europe, Middle East & Africa	875	692	26%
Greater China	701	688	2%
Asia Pacific & Latin America	481	280	72%
Global Brand Divisions	(987)	(853)	-16%
TOTAL NIKE BRAND(1)	2,504	2,109	19%
Converse	204	168	21%
Corporate	(545)	(497)	-10%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	2,163	1,780	22%
EBIT margin(1)	17.7%	16.8%
Interest expense (income), net	57	65	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$2,106	$1,715	23%
(1)    Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT margin represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for further information.
NORTH AMERICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$3,264	$2,957	10%	10%
Apparel	1,430	1,125	27%	27%
Equipment	185	143	29%	29%
TOTAL REVENUES	$4,879	$4,225	15%	15%
Revenues by:
Sales to Wholesale Customers	$2,678	$2,719	-2%	-2%
Sales through NIKE Direct	2,201	1,506	46%	46%
TOTAL REVENUES	$4,879	$4,225	15%	15%
EARNINGS BEFORE INTEREST AND TAXES	$1,434	$1,302	10%
We believe there continues to be a meaningful shift in the way consumers shop for product and make purchasing decisions across each of our geographies. Consumers are demanding a constant flow of fresh and innovative product, and have an expectation for superior service and rapid delivery, all fueled by the shift toward digital and mono-brand experiences in NIKE Direct. We anticipate continued evolution within the retail landscape, driven by shifting consumer traffic patterns across digital and physical channels. Specifically in North America, we remain focused on building long-term momentum with our strategic wholesale customers, which offer a differentiated retail experience. Additionally, over the last three years we have significantly reduced the number of undifferentiated wholesale accounts. During fiscal 2021 and the first quarter of fiscal 2022, we took further steps towards account and channel consolidation by reprioritizing product allocation to benefit NIKE Direct and our differentiated strategic wholesale customers. We expect over the next two fiscal years, we will more aggressively accelerate these changes as we work to reprofile the shape of the marketplace and recapture wholesale revenue declines over time.
FIRST QUARTER OF FISCAL 2022 COMPARED TO FIRST QUARTER OF FISCAL 2021
On a currency-neutral basis, North America revenues for the first quarter of fiscal 2022 increased 15%, due primarily to higher revenues in Women's, Men's, the Jordan Brand and Kids'. NIKE Direct revenues increased 46%, driven by strong digital sales growth of 43%, comparable store sales growth of 49%, in part due to improved physical retail traffic and the addition of new stores.
Footwear revenues increased 10% on a currency-neutral basis, largely driven by significant growth in digital. Unit sales of footwear increased 4%, while higher ASP per pair contributed approximately 6 percentage points. Higher ASP per pair was primarily due to the favorable impact of growth in our NIKE Direct business, as well as higher NIKE Direct ASPs, partially offset by lower full-price ASP.

On a currency-neutral basis, apparel revenues increased 27%, driven primarily by higher revenues in Men's and Women's. Unit sales of apparel increased 13%, while higher ASP per unit contributed approximately 14 percentage points. The increase in ASP per unit was primarily driven by higher full-price and NIKE Direct ASPs, as well as the favorable impact of growth in our NIKE Direct business.
Reported EBIT increased 10% as higher revenues and gross margin expansion more than offset higher selling and administrative expense. Gross margin increased approximately 60 basis points primarily due to the favorable impact of growth in our NIKE Direct business, as well as higher margins in NIKE Direct and a higher mix of full-price sales. This activity was partially offset by higher product costs as favorable impacts from product mix were more than offset by increased freight charges, as well as lower full-price ASP, net of discounts primarily due to shifts in product mix compared to the prior year. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Demand creation expense increased primarily as a result of higher advertising and marketing expense, as well as digital marketing investments and sports marketing costs. The increase in operating overhead expense reflected higher wage-related costs, as well as an increase in strategic technology investments.
EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,983	$1,802	10%	4%
Apparel	1,159	971	19%	13%
Equipment	165	137	20%	15%
TOTAL REVENUES	$3,307	$2,910	14%	8%
Revenues by:
Sales to Wholesale Customers	$2,224	$1,973	13%	7%
Sales through NIKE Direct	1,083	937	16%	10%
TOTAL REVENUES	$3,307	$2,910	14%	8%
EARNINGS BEFORE INTEREST AND TAXES	$875	$692	26%
FIRST QUARTER OF FISCAL 2022 COMPARED TO FIRST QUARTER OF FISCAL 2021
On a currency-neutral basis, EMEA revenues for the first quarter of fiscal 2022 increased 8%, due primarily to higher revenues in Men’s, Women’s and the Jordan Brand. NIKE Direct revenues increased 10% primarily due to comparable store sales growth of 16%, in part due to improved physical retail traffic, the addition of new stores and digital sales growth of 2%.
Currency-neutral footwear revenues increased 4%, driven primarily by higher revenues in the Jordan Brand and Men's, partially offset by a decline in Women's. Unit sales of footwear increased 2%, while higher ASP per pair contributed approximately 2 percentage points. Higher ASP per pair was primarily due to lower off-price ASP, which was more than offset by higher full-price and NIKE Direct ASPs.
Currency-neutral apparel revenues increased 13% due primarily to higher revenues in Men's and Women's. Unit sales of apparel increased 7%, while higher ASP per unit contributed approximately 6 percentage points, primarily due to higher full-price and NIKE Direct ASPs.
Reported EBIT increased 26% due to higher revenues, gross margin expansion and lower selling and administrative expense as a percent of revenues. Gross margin increased approximately 260 basis points primarily due to higher NIKE Direct margins, favorable changes in standard foreign currency exchange rates and a higher mix of full-price sales, partially offset by higher product costs primarily due to increased freight charges. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Higher operating overhead expense was primarily due to higher wage-related expenses. Higher demand creation expense was driven by higher advertising and marketing expenses.

GREATER CHINA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,449	$1,251	16%	6%
Apparel	476	478	0%	-9%
Equipment	57	51	12%	3%
TOTAL REVENUES	$1,982	$1,780	11%	1%
Revenues by:
Sales to Wholesale Customers	$1,114	$964	16%	5%
Sales through NIKE Direct	868	816	6%	-3%
TOTAL REVENUES	$1,982	$1,780	11%	1%
EARNINGS BEFORE INTEREST AND TAXES	$701	$688	2%
FIRST QUARTER OF FISCAL 2022 COMPARED TO FIRST QUARTER OF FISCAL 2021
On a currency-neutral basis, Greater China revenues for the first quarter of fiscal 2022 increased 1%, reflecting impacts from a COVID-19 resurgence and ongoing marketplace dynamics. The increase in revenues was primarily due to higher revenues in the Jordan Brand and Men’s, partially offset by declines in Women's and Kids'. NIKE Direct revenues decreased 3% due to comparable store sales declines of 6% in part due to reduced physical retail traffic, as well as digital sales declines of 6%, partially offset by the addition of new stores.
Currency-neutral footwear revenues increased 6% for the first quarter of fiscal 2022, driven primarily by higher revenues in Men's and the Jordan Brand. Unit sales of footwear increased 5%, while higher ASP per pair contributed approximately 1 percentage point of footwear revenue growth, driven by higher full-price ASP.
Currency-neutral apparel revenues decreased 9% for the first quarter of fiscal 2022 due primarily to lower revenues in Women's. Unit sales of apparel decreased 4%, while lower ASP per unit reduced apparel revenues by approximately 5 percentage points, primarily due to lower NIKE Direct ASP.
Reported EBIT increased 2% as higher revenues more than offset gross margin contraction and higher selling and administrative expense. Gross margin decreased approximately 150 basis points reflecting higher product costs and lower off-price margin, which more than offset higher full-price ASP, net of discounts. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Growth in operating overhead expense was primarily driven by higher wage-related and other administrative costs. Demand creation expense increased primarily due to higher advertising and marketing expense.

ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,022	$758	35%	33%
Apparel	385	301	28%	26%
Equipment	58	40	45%	44%
TOTAL REVENUES	$1,465	$1,099	33%	31%
Revenues by:
Sales to Wholesale Customers	$927	$708	31%	28%
Sales through NIKE Direct	538	391	38%	36%
TOTAL REVENUES	$1,465	$1,099	33%	31%
EARNINGS BEFORE INTEREST AND TAXES	$481	$280	72%
As discussed previously, our NIKE Brand business in Brazil transitioned to a distributor operating model during fiscal 2021 and our NIKE Brand businesses in Argentina, Chile and Uruguay have remained classified as held-for-sale. The impacts of closing the Brazil transaction as well as classifying the Argentina, Chile, and Uruguay entities as held -for-sale in fiscal 2020 are included within Corporate and are not reflected in the APLA operating segment results. For more information see Note 12 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
FIRST QUARTER OF FISCAL 2022 COMPARED TO FIRST QUARTER OF FISCAL 2021
On a currency-neutral basis, APLA revenues increased 31% for the first quarter of fiscal 2022. Territory revenue growth was led by a 144% increase in SOCO (which comprises Argentina, Chile and Uruguay), a 24% increase in Japan, a 86% increase in Mexico and a 26% increase in Korea. Revenues increased primarily due to higher revenues in Men’s and Women’s. NIKE Direct revenues increased 36%, primarily due to digital sales growth of 62% and comparable store sales growth of 18%, in part due to improved physical retail traffic.
Currency-neutral footwear revenues increased 33% for the first quarter of fiscal 2022 due primarily to higher revenues in Men's and Women's. Unit sales of footwear increased 19%, while higher ASP per pair contributed approximately 14 percentage points. Higher ASP per pair was driven by higher NIKE Direct ASP as well as higher full-price ASPs, due to lower discounts, and a higher mix of full-price sales. Higher ASPs, in part, reflect inflationary conditions in our SOCO territory.
Currency-neutral apparel revenues increased 26% for the first quarter of fiscal 2022 due primarily to higher revenues in Men's and Women's. Unit sales of apparel increased 12%, and higher ASP per unit contributed approximately 14 percentage points, driven by higher full-price ASP, reflecting lower discounts, and higher NIKE Direct ASP partially offset by a lower mix of NIKE Direct sales. Higher ASPs, in part, reflect inflationary conditions in our SOCO territory.
Reported EBIT increased 72% for the first quarter of fiscal 2022 due to higher revenues, gross margin expansion and lower selling and administrative expense as a percent of revenues. Gross margin increased approximately 560 basis points primarily due to lower other costs, higher NIKE Direct margins, higher full-price ASP, primarily due to lower discounts, and a higher mix of full-price sales. The decrease in other costs was primarily due to the favorable rate impact of fixed supply chain costs on a higher volume of wholesale shipments, as well as lower inventory obsolescence. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Higher demand creation expense was primarily due to higher digital marketing investments to support heightened digital demand. The increase in operating overhead expense was primarily due to an increase in NIKE Direct strategic technology investments, as well as higher wage-related expenses.
GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$7	$4	75%	38%
Earnings (Loss) Before Interest and Taxes	$(987)	$(853)	-16%

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
FIRST QUARTER OF FISCAL 2022 COMPARED TO FIRST QUARTER OF FISCAL 2021
Global Brand Divisions' loss before interest and taxes increased 16% for the first quarter of fiscal 2022 driven by higher operating overhead and higher demand creation expense. Higher operating overhead expense was primarily due to an increase in strategic technology investments. Higher demand creation expense was primarily due to higher advertising and marketing expense.
CONVERSE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$567	$513	11%	6%
Apparel	24	22	9%	-1%
Equipment	9	9	0%	-6%
Other(1)	29	19	53%	55%
TOTAL REVENUES	$629	$563	12%	7%
Revenues by:
Sales to Wholesale Customers	$369	$373	-1%	-6%
Sales through Direct to Consumer	231	171	35%	32%
Other(1)	29	19	53%	55%
TOTAL REVENUES	$629	$563	12%	7%
EARNINGS BEFORE INTEREST AND TAXES	$204	$168	21%
(1)Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.
FIRST QUARTER OF FISCAL 2022 COMPARED TO FIRST QUARTER OF FISCAL 2021
On a currency-neutral basis, Converse revenues increased 7% for the first quarter of fiscal 2022 driven by revenue growth in North America and licensee markets, partially offset by declines in Asia and Western Europe. Wholesale revenues decreased 6%, in part due to supply chain constraints, while Direct to consumer revenues increased 32%, as strong direct to consumer sales growth across North America and Western Europe more than offset declines in Asia. Combined unit sales within the wholesale and direct to consumer channels decreased 8%, while ASP increased 14%, primarily due to higher full-price ASP, due to lower discounts and growth in direct to consumer.
Reported EBIT increased 21%, driven by higher revenues and gross margin expansion, partially offset by higher selling and administrative expense. Gross margin increased approximately 340 basis points as higher product costs due to increased duty and freight charges were more than offset by higher margins in our direct to consumer business, lower other costs and growth in licensee revenues. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Demand creation expense increased primarily due to higher advertising and marketing expense. Operating overhead expense increased primarily due to higher administrative expenses.

CORPORATE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2021	2020	% CHANGE
Revenues	$(21)	$13	—
Earnings (Loss) Before Interest and Taxes	$(545)	$(497)	-10%
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
FIRST QUARTER OF FISCAL 2022 COMPARED TO FIRST QUARTER OF FISCAL 2021
Corporate's loss before interest and taxes increased $48 million for the first quarter of fiscal 2022, primarily due to the following:
•an unfavorable change of $33 million, primarily due to higher operating overhead expense driven by higher wage-related costs;
•an unfavorable change in net foreign currency gains and losses of $13 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and
•an unfavorable change of $2 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin.
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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the three months ended August 31, 2021, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K.
Refer to Note 4 — Fair Value Measurements and Note 8 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional description of outstanding derivatives at each reported period end. For additional information about our Foreign Currency Exposures and Hedging Practices refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

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
•Non-Functional Currency Denominated Monetary Assets and Liabilities — Our global subsidiaries have various monetary assets and liabilities, primarily receivables and payables, including intercompany receivables and payables, denominated in currencies other than their functional currencies. These balance sheet items are subject to remeasurement which may create fluctuations in Other (income) expense, net within our consolidated results of operations.
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
Certain currency forward contracts used to manage the foreign exchange exposure of non-functional currency denominated monetary assets and liabilities subject to remeasurement and embedded derivative contracts are not formally designated as hedging instruments and are recognized in Other (income) expense, net.
TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $382 million for the three months ended August 31, 2021 and a detriment of approximately $111 million for the three months ended August 31, 2020. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $117 million for the three months ended August 31, 2021 and a detriment of approximately $29 million for the three months ended August 31, 2020.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Argentina subsidiary within our APLA operating segment is operating in a hyper-inflationary market. As a result, beginning in the second quarter of fiscal 2019, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. Dollar. As of and for the three months ended August 31, 2021, this change did not have a material impact on our results of operations or financial condition and we do not anticipate it will have a material impact in future periods based on current rates.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had a favorable impact of approximately $104 million on our Income before income taxes for the three months ended August 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $1,111 million for the first three months of fiscal 2022, compared to $882 million for the first three months of fiscal 2021. Net income, adjusted for non-cash items, generated $2,076 million of operating cash inflow for the first three months of fiscal 2022, compared to $1,606 million for the first three months of fiscal 2021. The net change in working capital and other assets and liabilities resulted in a decrease to Cash provided (used) by operations of $965 million for the first three months of fiscal 2022 compared to a decrease of $724 million for the first three months of fiscal 2021. The net change in working capital compared to the prior year was driven by changes in Accounts payable and Inventories for the first three months of fiscal 2022, in part due to supply chain constraints which caused higher levels of in-transit inventory. This activity was partially offset by a $1,026 million change in Accounts receivable, primarily due to the timing of marketplace recovery from store closures and resumption of wholesale shipments in the prior year due to COVID-19.
Cash provided (used) by investing activities was an inflow of $501 million for the first three months of fiscal 2022, compared to an outflow of $889 million for the first three months of fiscal 2021, primarily driven by the net change in short-term investments. For the first three months of fiscal 2022, the net change in short-term investments (including sales, maturities and purchases) resulted in a cash inflow of $583 million compared to a cash outflow of $715 million for the first three months of fiscal 2021.
Cash provided (used) by financing activities was an outflow of $743 million for the first three months of fiscal 2022 compared to $248 million for the first three months of fiscal 2021. The increased outflow in the first three months of fiscal 2022 was driven by our resumption of the share repurchase program in the fourth quarter of fiscal 2021, resulting in $752 million share repurchases for the first three months of fiscal 2022 compared to no share repurchases in the first three months of fiscal 2021.
During the first three months of fiscal 2022, we repurchased 4.8 million shares of NIKE's Class B Common Stock for $742.3 million (an average price of $155.30 per share) under the four-year, $15 billion share repurchase program approved by the Board of Directors in June 2018. As of August 31, 2021, we had repurchased 54.8 million shares at a cost of approximately $5.4 billion (an average price of $98.74 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flows and excess cash. The timing and the amount of share repurchases will be dictated by our capital needs and stock market conditions.
CAPITAL RESOURCES
On July 23, 2019, we filed a shelf registration statement (the “Shelf”) with the U.S. Securities and Exchange Commission (SEC) which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 23, 2022.
As of August 31, 2021, our committed credit facilities were unchanged from the information previously reported on Form 10-K for the fiscal year ended May 31, 2021. We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes. As of August 31, 2021, we were in full compliance with the covenants under our facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future. As of August 31, 2021 and May 31, 2021, no amounts were outstanding under our committed credit facilities.
Liquidity was also provided by our $3 billion commercial paper program. As of and for the three months ended August 31, 2021, we did not have any borrowings outstanding under our $3 billion program. We may continue to issue commercial paper or other debt securities depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
To date, in fiscal 2022, we have not experienced difficulty accessing the credit markets; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of August 31, 2021, we had cash, cash equivalents and short-term investments totaling $13.7 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. government sponsored enterprise obligations, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of August 31, 2021, the weighted average days to maturity of our cash equivalents and short-term investments portfolio was 55 days.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of August 31, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
CONTRACTUAL OBLIGATIONS
There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.
NEW ACCOUNTING PRONOUNCEMENTS
There have been no material changes in recently issued or adopted accounting standards from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2021.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2018, the Board of Directors approved a four-year, $15 billion share repurchase program. As of August 31, 2021, the Company had repurchased 54.8 million shares at an average price of $98.74 per share for a total approximate cost of $5.4 billion under this program.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended August 31, 2021:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
June 1 — June 30, 2021	1,718,111	$134.86	$10,099
July 1 — July 31, 2021	1,147,984	$161.67	$9,914
August 1 — August 31, 2021	1,913,578	$169.84	$9,589
	4,779,673	$155.30

ITEM 6. EXHIBITS
(a) EXHIBITS:

3.	Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 19, 2020).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
10.1
Form of NIKE, Inc. Performance-Based Restricted Stock Unit Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 17, 2021).

31.1†	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2†	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
† Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC. an Oregon Corporation
By:	/s/ MATTHEW FRIEND Matthew Friend Chief Financial Officer and Authorized Officer
Date:	October 5, 2021