Form 10-Q
period 2021-11-30
NIKE, Inc.
filed 2022-01-06
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2021

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of December 27, 2021, the number of shares of the Registrant's Common Stock outstanding were:
Class A	305,007,252
Class B	1,276,288,021
1,581,295,273

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenues	$11,357	$11,243	$23,605	$21,837
Cost of sales	6,144	6,396	12,696	12,249
Gross profit	5,213	4,847	10,909	9,588
Demand creation expense	1,017	729	1,935	1,406
Operating overhead expense	2,742	2,538	5,396	4,836
Total selling and administrative expense	3,759	3,267	7,331	6,242
Interest expense (income), net	55	70	112	135
Other (income) expense, net	(102)	54	(141)	40
Income before income taxes	1,501	1,456	3,607	3,171
Income tax expense	164	205	396	402
NET INCOME	$1,337	$1,251	$3,211	$2,769
Earnings per common share:
Basic	$0.84	$0.80	$2.03	$1.77
Diluted	$0.83	$0.78	$1.98	$1.73
Weighted average common shares outstanding:
Basic	1,582.4	1,573.0	1,582.2	1,567.4
Diluted	1,617.4	1,609.5	1,618.5	1,601.9
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	2021	2020
Net income	$1,337	$1,251	$3,211	$2,769
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(155)	78	(283)	396
Change in net gains (losses) on cash flow hedges	366	(103)	804	(761)
Change in net gains (losses) on other	1	(3)	4	(8)
Total other comprehensive income (loss), net of tax	212	(28)	525	(373)
TOTAL COMPREHENSIVE INCOME	$1,549	$1,223	$3,736	$2,396
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	NOVEMBER 30,	MAY 31,
(In millions)	2021	2021
ASSETS
Current assets:
Cash and equivalents	$10,751	$9,889
Short-term investments	4,352	3,587
Accounts receivable, net	3,746	4,463
Inventories	6,506	6,854
Prepaid expenses and other current assets	1,822	1,498
Total current assets	27,177	26,291
Property, plant and equipment, net	4,812	4,904
Operating lease right-of-use assets, net	3,017	3,113
Identifiable intangible assets, net	265	269
Goodwill	242	242
Deferred income taxes and other assets	3,404	2,921
TOTAL ASSETS	$38,917	$37,740
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Notes payable	9	2
Accounts payable	2,795	2,836
Current portion of operating lease liabilities	462	467
Accrued liabilities	5,431	6,063
Income taxes payable	160	306
Total current liabilities	8,857	9,674
Long-term debt	9,417	9,413
Operating lease liabilities	2,835	2,931
Deferred income taxes and other liabilities	2,884	2,955
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 305 and 305 shares outstanding	—	—
Class B — 1,278 and 1,273 shares outstanding	3	3
Capital in excess of stated value	10,990	9,965
Accumulated other comprehensive income (loss)	145	(380)
Retained earnings (deficit)	3,786	3,179
Total shareholders' equity	14,924	12,767
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$38,917	$37,740
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020
Cash provided (used) by operations:
Net income	$3,211	$2,769
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	358	361
Deferred income taxes	(222)	(177)
Stock-based compensation	306	325
Amortization, impairment and other	3	103
Net foreign currency adjustments	48	(98)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	543	(921)
(Increase) decrease in inventories	268	1,321
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(444)	(163)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(203)	(165)
Cash provided (used) by operations	3,868	3,355
Cash provided (used) by investing activities:
Purchases of short-term investments	(6,699)	(4,505)
Maturities of short-term investments	3,891	802
Sales of short-term investments	2,032	914
Additions to property, plant and equipment	(362)	(344)
Other investing activities	33	256
Cash provided (used) by investing activities	(1,105)	(2,877)
Cash provided (used) by financing activities:
Increase (decrease) in notes payable	13	(37)
Repayment of borrowings	—	(173)
Proceeds from exercise of stock options and other stock issuances	846	781
Repurchase of common stock	(1,723)	—
Dividends — common and preferred	(873)	(769)
Other financing activities	(109)	(94)
Cash provided (used) by financing activities	(1,846)	(292)
Effect of exchange rate changes on cash and equivalents	(55)	101
Net increase (decrease) in cash and equivalents	862	287
Cash and equivalents, beginning of period	9,889	8,348
CASH AND EQUIVALENTS, END OF PERIOD	$10,751	$8,635
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$103	$118
Dividends declared and not paid	481	435
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at August 31, 2021	305	$—	1,278	$3	$10,521	$(67)	$3,886	$14,343
Stock options exercised			3		256			256
Repurchase of Class B common stock			(6)		(40)		(928)	(968)
Dividends on common stock ($0.305 per share)							(483)	(483)
Issuance of shares to employees, net of shares withheld for employee taxes			3		83		(26)	57
Stock-based compensation					170			170
Net income							1,337	1,337
Other comprehensive income (loss)						212		212
Balance at November 30, 2021	305	$—	1,278	$3	$10,990	$145	$3,786	$14,924

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at August 31, 2020	315	$—	1,250	$3	$8,695	$(401)	$927	$9,224
Stock options exercised			8		366			366
Conversion to Class B Common Stock	(10)		10					—
Dividends on common stock ($0.275 per share)							(437)	(437)
Issuance of shares to employees, net of shares withheld for employee taxes			2		86		(11)	75
Stock-based compensation					189			189
Net income							1,251	1,251
Other comprehensive income (loss)						(28)		(28)
Balance at November 30, 2020	305	$—	1,270	$3	$9,336	$(429)	$1,730	$10,640

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2021	305	$—	1,273	$3	$9,965	$(380)	$3,179	$12,767
Stock options exercised			13		725			725
Repurchase of Class B Common Stock			(11)		(69)		(1,641)	(1,710)
Dividends on common stock ($0.580 per share) and preferred stock ($0.10 per share)							(918)	(918)
Issuance of shares to employees, net of shares withheld for employee taxes			3		63		(45)	18
Stock-based compensation					306			306
Net income							3,211	3,211
Other comprehensive income (loss)						525		525
Balance at November 30, 2021	305	$—	1,278	$3	$10,990	$145	$3,786	$14,924

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2020	315	$—	1,243	$3	$8,299	$(56)	$(191)	$8,055
Stock options exercised			15		657			657
Conversion to Class B Common Stock	(10)		10					—
Dividends on common stock ($0.520 per share) and preferred stock ($0.10 per share)							(820)	(820)
Issuance of shares to employees, net of shares withheld for employee taxes			2		55		(28)	27
Stock-based compensation					325			325
Net income							2,769	2,769
Other comprehensive income (loss)						(373)		(373)
Balance at November 30, 2020	305	$—	1,270	$3	$9,336	$(429)	$1,730	$10,640
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company” or “NIKE”) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2021, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2021. The results of operations for the three and six months ended November 30, 2021, are not necessarily indicative of results to be expected for the entire fiscal year.
The extent to which the evolving COVID-19 pandemic impacts the Company's financial statements depends on a number of factors, including the magnitude and duration of the pandemic. There have been and may continue to be developments outside of the Company's control, including new COVID-19 variants, that require the Company to make adjustments to its operating plan, such as store operating hours and the timeline to return to normal production volumes in factories impacted by COVID-19. Such developments and other potential impacts of COVID-19, such as new or prolonged factory closures, higher inventory levels or inventory shortages in various markets, other adverse impacts on the global supply chain, revised payment terms with certain of its wholesale customers, higher sales-related reserves, factory cancellation costs and a volatile effective tax rate driven by changes in the mix of earnings across its jurisdictions, among other factors, could have material adverse impacts on the Company's revenue growth as well as its overall profitability in future periods. As a result of these circumstances, COVID-19 related disruptions are making it more challenging to compare the Company's performance, including its revenue growth and overall profitability, across quarters and fiscal years, and the Company expects the operating environment will remain volatile as COVID-19 variants continue to cause disruption to operations.

NOTE 2 — INVENTORIES
Inventory balances of $6,506 million and $6,854 million at November 30, 2021 and May 31, 2021, respectively, were substantially all finished goods.

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2021	2021
Compensation and benefits, excluding taxes	$1,178	$1,472
Sales-related reserves	903	1,077
Dividends payable	482	436
Allowance for expected loss on sale(1)	344	358
Other	2,524	2,720
TOTAL ACCRUED LIABILITIES	$5,431	$6,063
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

The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of November 30, 2021 and May 31, 2021, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	NOVEMBER 30, 2021
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$840	$840	$—
Level 1:
U.S. Treasury securities	3,878	224	3,654
Level 2:
Commercial paper and bonds	738	44	694
Money market funds	8,732	8,732	—
Time deposits	915	911	4
Total Level 2	10,385	9,687	698
TOTAL	$15,103	$10,751	$4,352

	MAY 31, 2021
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$840	$840	$—
Level 1:
U.S. Treasury securities	2,892	—	2,892
Level 2:
Commercial paper and bonds	748	57	691
Money market funds	7,701	7,701	—
Time deposits	1,293	1,291	2
U.S. Agency securities	2	—	2
Total Level 2	9,744	9,049	695
TOTAL	$13,476	$9,889	$3,587
As of November 30, 2021, the Company held $3,622 million of available-for-sale debt securities with maturity dates within one year and $730 million with maturity dates over one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $18 million and $6 million for the three months ended November 30, 2021 and 2020, respectively, and $35 million and $13 million for the six months ended November 30, 2021 and 2020, respectively.
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	NOVEMBER 30, 2021
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$546	$444	$102	$75	$71	$4
Embedded derivatives	1	1	—	4	4	—
TOTAL	$547	$445	$102	$79	$75	$4
(1)If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $75 million as of November 30, 2021. As of that date, the Company received $141 million of cash collateral from various counterparties related to the foreign exchange derivative instruments. No amount of collateral was posted on the derivative liability balance as of November 30, 2021.

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
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt, including the current portion, was approximately $10,438 million at November 30, 2021 and $10,275 million at May 31, 2021.
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

NOTE 5 — INCOME TAXES
The effective tax rate was 11.0% and 12.7% for the six months ended November 30, 2021 and 2020, respectively. The decrease in the Company's effective tax rate was primarily due to a more favorable impact from stock-based compensation and discrete items such as the recognition of a reserve in the first quarter of fiscal 2021 related to Altera Corp. v. Commissioner. The decrease in the Company's effective tax rate was partially offset by a change in the Company's earnings mix.
As of November 30, 2021, total gross unrecognized tax benefits, excluding related interest and penalties, were $926 million, $651 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2021, total gross unrecognized tax benefits, excluding related interest and penalties, were $896 million. The liability for payment of interest and penalties increased by $23 million during the six months ended November 30, 2021. As of November 30, 2021 and May 31, 2021, accrued interest and penalties related to uncertain tax positions were $226 million and $203 million, respectively (excluding federal benefit).
The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service ("IRS") for fiscal years 2017 through 2019. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments.
Tax years after 2010 remain open in certain major foreign jurisdictions. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $20 million within the next 12 months. In January 2019, the European Commission opened a formal investigation to examine whether the Netherlands has breached State Aid rules when granting certain tax rulings to the Company. The Company believes the investigation is without merit. If this matter is adversely resolved, the Netherlands may be required to assess additional amounts with respect to prior periods, and the Company's income taxes related to prior periods in the Netherlands could increase.

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
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	2021	2020
Stock options(1)	$81	$107	$146	$177
ESPPs	14	17	29	35
Restricted stock and restricted stock units(1)(2)	75	65	131	113
TOTAL STOCK-BASED COMPENSATION EXPENSE	$170	$189	$306	$325
(1)Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is primarily recorded for employees meeting certain retirement eligibility requirements and certain employees impacted by the Company's organizational realignment. For more information, see Note 13 — Restructuring.
(2)Includes expense for performance-based restricted stock units granted during the six months ended November 30, 2021.
The income tax benefit related to stock-based compensation expense was $87 million and $108 million for the three months ended November 30, 2021 and 2020, respectively, and $273 million and $189 million for the six months ended November 30, 2021 and 2020, respectively.
STOCK OPTIONS
The weighted average fair value per share of the options granted during the six months ended November 30, 2021 and 2020, computed as of the grant date using the Black-Scholes pricing model, was $37.53 and $26.75, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	SIX MONTHS ENDED NOVEMBER 30,
	2021	2020
Dividend yield	0.8%	0.9%
Expected volatility	24.9%	27.3%
Weighted average expected life (in years)	5.8	6.0
Risk-free interest rate	0.9%	0.4%
Expected volatilities are based on an analysis of the historical volatility of the Company's common stock, the implied volatility in market-traded options on the Company's common stock with a term greater than one year, as well as other factors. The weighted average expected life of options is based on an analysis of historical and expected future exercise patterns. The interest rate is based on the U.S. Treasury (constant maturity) risk-free rate in effect at the date of grant for periods corresponding with the expected term of the options.
As of November 30, 2021, the Company had $570 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.7 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
The weighted average fair value per share of restricted stock and restricted stock units granted for the six months ended November 30, 2021 and 2020, computed as of the grant date, was $163.27 and $109.36, respectively.

During the six months ended November 30, 2021, under the Stock Incentive Plan, the Company granted performance-based restricted stock units (PSUs), which were historically in the form of cash-based long-term incentive awards under the Company's Long-Term Incentive Plan. The Company estimates the fair value of these PSUs as of the grant date using a Monte Carlo simulation. The weighted average fair value per share of PSUs granted for the six months ended November 30, 2021, computed as of the grant date, was $250.52. The impact of granting PSUs during the six months ended November 30, 2021, was not material to the Company's Unaudited Condensed Consolidated Financial Statements.
As of November 30, 2021, the Company had $624 million of unrecognized compensation costs from restricted stock, restricted stock units and PSUs, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.7 years.

NOTE 7 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an additional 9.2 million and 12.6 million shares of common stock outstanding for the three months ended November 30, 2021 and 2020, respectively, and 9.1 million and 13.5 million shares of common stock outstanding for the six months ended November 30, 2021 and 2020, respectively, because the awards were anti-dilutive.

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(In millions, except per share data)	2021	2020	2021	2020
Net income available to common stockholders	$1,337	$1,251	$3,211	$2,769
Determination of shares:
Weighted average common shares outstanding	1,582.4	1,573.0	1,582.2	1,567.4
Assumed conversion of dilutive stock options and awards	35.0	36.5	36.3	34.5
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,617.4	1,609.5	1,618.5	1,601.9
Earnings per common share:
Basic	$0.84	$0.80	$2.03	$1.77
Diluted	$0.83	$0.78	$1.98	$1.73

NOTE 8 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the six months ended November 30, 2021, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K. For additional information about the Company's derivatives and hedging policies refer to Note 1 — Summary of Significant Accounting Policies and Note 14 — Risk Management and Derivatives of the Annual Report on Form 10-K for the fiscal year ended May 31, 2021.
The majority of derivatives outstanding as of November 30, 2021, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Chinese Yuan/U.S. Dollar and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.

The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	NOVEMBER 30,	MAY 31,
(Dollars in millions)		2021	2021
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$428	$42
Foreign exchange forwards and options	Deferred income taxes and other assets	102	16
Total derivatives formally designated as hedging instruments		530	58
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	16	34
Embedded derivatives	Prepaid expenses and other current assets	1	—
Total derivatives not designated as hedging instruments		17	34
TOTAL DERIVATIVE ASSETS		$547	$92

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	NOVEMBER 30,	MAY 31,
(Dollars in millions)		2021	2021
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$56	$385
Foreign exchange forwards and options	Deferred income taxes and other liabilities	4	41
Total derivatives formally designated as hedging instruments		60	426
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	15	30
Embedded derivatives	Accrued liabilities	4	1
Total derivatives not designated as hedging instruments		19	31
TOTAL DERIVATIVE LIABILITIES		$79	$457
The following tables present the amounts in the Unaudited Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	THREE MONTHS ENDED NOVEMBER 30,
	2021		2020
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$11,357	$(20)	$11,243	$26
Cost of sales	6,144	(30)	6,396	31
Demand creation expense	1,017	—	729	—
Other (income) expense, net	(102)	20	54	(13)
Interest expense (income), net	55	(1)	70	(1)

	SIX MONTHS ENDED NOVEMBER 30,
	2021		2020
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$23,605	$(41)	$21,837	$40
Cost of sales	12,696	(96)	12,249	145
Demand creation expense	1,935	1	1,406	1
Other (income) expense, net	(141)	11	40	(5)
Interest expense (income), net	112	(3)	135	(3)
The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED NOVEMBER 30,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED NOVEMBER 30,
	2021	2020		2021	2020
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(31)	$6	Revenues	$(20)	$26
Foreign exchange forwards and options	253	(69)	Cost of sales	(30)	31
Foreign exchange forwards and options	(2)	2	Demand creation expense	—	—
Foreign exchange forwards and options	143	1	Other (income) expense, net	20	(13)
Interest rate swaps(2)	—	—	Interest expense (income), net	(1)	(1)
TOTAL DESIGNATED CASH FLOW HEDGES	$363	$(60)		$(31)	$43
(1)For the three months ended November 30, 2021 and 2020, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	SIX MONTHS ENDED NOVEMBER 30,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	SIX MONTHS ENDED NOVEMBER 30,
	2021	2020		2021	2020
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(37)	$6	Revenues	$(41)	$40
Foreign exchange forwards and options	518	(440)	Cost of sales	(96)	145
Foreign exchange forwards and options	(3)	3	Demand creation expense	1	1
Foreign exchange forwards and options	273	(159)	Other (income) expense, net	11	(5)
Interest rate swaps(2)	—	—	Interest expense (income), net	(3)	(3)
TOTAL DESIGNATED CASH FLOW HEDGES	$751	$(590)		$(128)	$178
(1)For the six months ended November 30, 2021 and 2020, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES				LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$9	$(49)	$32	$(87)	Other (income) expense, net
Embedded derivatives	(4)	(9)	(9)	(13)	Other (income) expense, net
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
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $13.1 billion as of November 30, 2021. Approximately $296 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of November 30, 2021, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of November 30, 2021, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 24 months.

UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the remeasurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $3.3 billion as of November 30, 2021.
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
As of November 30, 2021, the total notional amount of embedded derivatives outstanding was approximately $634 million.
CREDIT RISK
The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could trigger collateral requirements. As of November 30, 2021, the Company was in compliance with all credit risk-related contingent features, and derivative instruments with such features were in a net asset position of approximately $471 million. Accordingly, the Company was not required to post cash collateral as a result of these contingent features. Further, $141 million of collateral was received on the Company's derivative asset balance as of November 30, 2021. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 4 — Fair Value Measurements.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at August 31, 2021	$(126)	$3	$115	$(59)	$(67)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(155)	336	—	6	187
Reclassifications to net income of previously deferred (gains) losses(3)	—	30	—	(5)	25
Total other comprehensive income (loss)	(155)	366	—	1	212
Balance at November 30, 2021	$(281)	$369	$115	$(58)	$145
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $(27) million, $0 million, $(2) million and $(29) million, respectively.
(3)Net of tax (benefit) expense of $0 million, $(1) million, $0 million, $3 million and $2 million, respectively.

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
(2)Net of tax benefit (expense) of $0 million, $(4) million, $0 million, $0 million and $(4) million, respectively.
(3)Net of tax (benefit) expense of $0 million, $4 million, $0 million, $0 million and $4 million, respectively.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2021	$2	$(435)	$115	$(62)	$(380)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(283)	685	—	14	416
Reclassifications to net income of previously deferred (gains) losses(3)	—	119	—	(10)	109
Total other comprehensive income (loss)	(283)	804	—	4	525
Balance at November 30, 2021	$(281)	$369	$115	$(58)	$145
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $(66) million, $0 million, $(4) million and $(70) million, respectively.
(3)Net of tax (benefit) expense of $0 million, $(9) million, $0 million, $4 million and $(5) million, respectively.

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
The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Unaudited Condensed Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME				LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	2021	2020
Gains (losses) on foreign currency translation adjustment	$—	$1	$—	$1	Other expense (income), net
Total before tax	—	1	—	1
Tax (expense) benefit	—	—	—	—
Gain (loss) net of tax	—	1	—	1
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$(20)	$26	$(41)	$40	Revenues
Foreign exchange forwards and options	(30)	31	(96)	145	Cost of sales
Foreign exchange forwards and options	—	—	1	1	Demand creation expense
Foreign exchange forwards and options	20	(13)	11	(5)	Other (income) expense, net
Interest rate swaps	(1)	(1)	(3)	(3)	Interest expense (income), net
Total before tax	(31)	43	(128)	178
Tax (expense) benefit	1	(4)	9	(7)
Gain (loss) net of tax	(30)	39	(119)	171
Gains (losses) on other	8	1	14	(7)	Other (income) expense, net
Total before tax	8	1	14	(7)
Tax (expense) benefit	(3)	—	(4)	—
Gain (loss) net of tax	5	1	10	(7)
Total net gain (loss) reclassified for the period	$(25)	$41	$(109)	$165

NOTE 10 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues disaggregated by reportable operating segment, major product line and distribution channel:

	THREE MONTHS ENDED NOVEMBER 30, 2021
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,852	$1,806	$1,235	$887	$—	$6,780	$485	$—	$7,265
Apparel	1,480	1,202	564	402	—	3,648	34	—	3,682
Equipment	145	134	45	58	—	382	5	—	387
Other	—	—	—	—	6	6	33	(16)	23
TOTAL REVENUES	$4,477	$3,142	$1,844	$1,347	$6	$10,816	$557	$(16)	$11,357
Revenues by:
Sales to Wholesale Customers	$2,327	$2,112	$896	$784	$—	$6,119	$303	$—	$6,422
Sales through Direct to Consumer	2,150	1,030	948	563	—	4,691	221	—	4,912
Other	—	—	—	—	6	6	33	(16)	23
TOTAL REVENUES	$4,477	$3,142	$1,844	$1,347	$6	$10,816	$557	$(16)	$11,357

	THREE MONTHS ENDED NOVEMBER 30, 2020
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,512	$1,731	$1,567	$991	$—	$6,801	$416	$—	$7,217
Apparel	1,368	1,104	681	432	—	3,585	32	—	3,617
Equipment	126	123	50	48	—	347	7	—	354
Other	—	—	—	—	8	8	21	26	55
TOTAL REVENUES	$4,006	$2,958	$2,298	$1,471	$8	$10,741	$476	$26	$11,243
Revenues by:
Sales to Wholesale Customers	$2,354	$1,985	$1,159	$925	$—	$6,423	$259	$—	$6,682
Sales through Direct to Consumer	1,652	973	1,139	546	—	4,310	196	—	4,506
Other	—	—	—	—	8	8	21	26	55
TOTAL REVENUES	$4,006	$2,958	$2,298	$1,471	$8	$10,741	$476	$26	$11,243

	SIX MONTHS ENDED NOVEMBER 30, 2021
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$6,116	$3,789	$2,684	$1,909	$—	$14,498	$1,052	$—	$15,550
Apparel	2,910	2,361	1,040	787	—	7,098	58	—	7,156
Equipment	330	299	102	116	—	847	14	—	861
Other	—	—	—	—	13	13	62	(37)	38
TOTAL REVENUES	$9,356	$6,449	$3,826	$2,812	$13	$22,456	$1,186	$(37)	$23,605
Revenues by:
Sales to Wholesale Customers	$5,005	$4,336	$2,010	$1,711	$—	$13,062	$672	$—	$13,734
Sales through Direct to Consumer	4,351	2,113	1,816	1,101	—	9,381	452	—	9,833
Other	—	—	—	—	13	13	62	(37)	38
TOTAL REVENUES	$9,356	$6,449	$3,826	$2,812	$13	$22,456	$1,186	$(37)	$23,605

	SIX MONTHS ENDED NOVEMBER 30, 2020
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$5,469	$3,533	$2,818	$1,749	$—	$13,569	$929	$—	$14,498
Apparel	2,493	2,075	1,159	733	—	6,460	54	—	6,514
Equipment	269	260	101	88	—	718	16	—	734
Other	—	—	—	—	12	12	40	39	91
TOTAL REVENUES	$8,231	$5,868	$4,078	$2,570	$12	$20,759	$1,039	$39	$21,837
Revenues by:
Sales to Wholesale Customers	$5,073	$3,958	$2,123	$1,633	$—	$12,787	$632	$—	$13,419
Sales through Direct to Consumer	3,158	1,910	1,955	937	—	7,960	367	—	8,327
Other	—	—	—	—	12	12	40	39	91
TOTAL REVENUES	$8,231	$5,868	$4,078	$2,570	$12	$20,759	$1,039	$39	$21,837
For the three and six months ended November 30, 2021 and 2020, Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment. Converse Other revenues were primarily attributable to licensing businesses. Corporate revenues primarily consisted of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through the Company's central foreign exchange risk management program.
As of November 30, 2021 and May 31, 2021, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

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

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	2021	2020
REVENUES
North America	$4,477	$4,006	$9,356	$8,231
Europe, Middle East & Africa	3,142	2,958	6,449	5,868
Greater China	1,844	2,298	3,826	4,078
Asia Pacific & Latin America	1,347	1,471	2,812	2,570
Global Brand Divisions	6	8	13	12
Total NIKE Brand	10,816	10,741	22,456	20,759
Converse	557	476	1,186	1,039
Corporate	(16)	26	(37)	39
TOTAL NIKE, INC. REVENUES	$11,357	$11,243	$23,605	$21,837
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,235	$1,023	$2,669	$2,325
Europe, Middle East & Africa	806	660	1,681	1,352
Greater China	569	891	1,270	1,579
Asia Pacific & Latin America	388	424	869	704
Global Brand Divisions	(1,071)	(841)	(2,058)	(1,694)
Converse	132	87	336	255
Corporate	(503)	(718)	(1,048)	(1,215)
Interest expense (income), net	55	70	112	135
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,501	$1,456	$3,607	$3,171

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2021	2021
ACCOUNTS RECEIVABLE, NET
North America	$1,469	$1,777
Europe, Middle East & Africa	1,176	1,349
Greater China	217	288
Asia Pacific & Latin America(1)	532	643
Global Brand Divisions	76	128
Total NIKE Brand	3,470	4,185
Converse	218	225
Corporate	58	53
TOTAL ACCOUNTS RECEIVABLE, NET	$3,746	$4,463
INVENTORIES
North America	$2,796	$2,851
Europe, Middle East & Africa	1,426	1,821
Greater China	1,120	1,247
Asia Pacific & Latin America(1)	636	667
Global Brand Divisions	236	153
Total NIKE Brand	6,214	6,739
Converse	256	290
Corporate	36	(175)
TOTAL INVENTORIES	$6,506	$6,854

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2021	2021
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$616	$617
Europe, Middle East & Africa	935	982
Greater China	302	288
Asia Pacific & Latin America(1)	295	304
Global Brand Divisions	791	780
Total NIKE Brand	2,939	2,971
Converse	55	63
Corporate	1,818	1,870
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,812	$4,904
(1)Excludes assets held-for-sale as of November 30, 2021 and May 31, 2021. See Note 12 — Acquisitions and Divestitures for additional information.

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
As of November 30, 2021, held-for-sale assets were $209 million, primarily consisting of $86 million of Accounts receivable, net and $61 million of Inventories; held-for-sale liabilities were $76 million, primarily consisting of $29 million of Accrued liabilities and $26 million of Accounts payable.
As of May 31, 2021, held-for-sale assets were $175 million, primarily consisting of $76 million of Inventories and $59 million of Accounts receivable, net; held-for-sale liabilities were $72 million, primarily consisting of $25 million of Accounts payable and $22 million of Accrued liabilities.
As of November 30, 2021, the Company has recognized a total expected net loss related to the Argentina, Chile and Uruguay transaction of $344 million within Other (income) expense, net, classified within Corporate, and a corresponding allowance within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. The initial expected loss of $405 million recognized in fiscal 2020 and the subsequent adjustments for changes in fair value are largely due to the anticipated release of the cumulative foreign currency translation losses. These losses will be reclassified from Accumulated other comprehensive income (loss) to Net income upon sale of the legal entities.

NOTE 13 — RESTRUCTURING
In fiscal 2021, the Company announced a new digitally empowered phase of its Consumer Direct Offense strategy: Consumer Direct Acceleration. During fiscal 2021, the Company substantially completed a series of leadership and operating model changes to streamline and speed up strategic execution of the Consumer Direct Acceleration. For the three and six months ended November 30, 2021, the Company recognized an immaterial amount of related employee termination costs and, to a lesser extent, stock-based compensation expense.
During the three months ended November 30, 2020, the Company recognized employee termination costs of $107 million and $30 million within Operating overhead expense and Cost of sales, respectively, and made cash payments of $67 million. For the six months ended November 30, 2020, the Company recognized employee termination costs of $145 million and $30 million within Operating overhead expense and Cost of sales, respectively, and made cash payments of $71 million. For all periods presented these costs were classified within Corporate.
Additionally, the related stock-based compensation expense recorded within Operating overhead expense and Cost of sales was $30 million and $4 million, respectively, for the three months ended November 30, 2020, and $39 million and $4 million, respectively, for the six months ended November 30, 2020.

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
Through the Consumer Direct Acceleration we are focusing on creating the marketplace of the future through more premium, consistent and seamless consumer experiences, leading with NIKE Digital and our owned stores, as well as select strategic partners who share our marketplace vision. We have aligned our product creation and category organizations around a new consumer construct focused on Men’s, Women's, Kids' and the Jordan Brand and continue to invest in data and analytics, demand sensing, insight gathering, inventory management and other areas to create an end-to-end technology foundation, which will further accelerate our digital transformation.
During fiscal 2021, we substantially completed a series of leadership and operating model changes to streamline and speed up strategic execution of the Consumer Direct Acceleration. For the three and six months ended November 30, 2021, we recognized an immaterial amount of related employee termination costs and, to a lesser extent, stock-based compensation expense. During the three months ended November 30, 2020, we recognized employee termination costs of $107 million and $30 million within Operating overhead expense and Cost of sales, respectively, and made cash payments of $67 million. For the six months ended November 30, 2020, we recognized employee termination costs of $145 million and $30 million within Operating overhead expense and Cost of sales, respectively, and made cash payments of $71 million. For all periods presented these costs were classified within Corporate. Additionally, the related stock-based compensation expense recorded within Operating overhead expense and Cost of sales was $30 million and $4 million, respectively, for the three months ended November 30, 2020, and $39 million and $4 million, respectively, for the six months ended November 30, 2020.
For more information, see Note 13 — Restructuring within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
COVID-19 UPDATE
The COVID-19 pandemic continues to create volatility in our business results and operations globally, causing us to transform the way we operate in order to better serve our consumers. Our second quarter and first six months of fiscal 2022 Revenues grew 1% and 8%, respectively, as we continued to manage the ongoing impacts of supply chain challenges across each of our geographies and Converse.
During the first quarter of fiscal 2022, the majority of NIKE Brand and Converse contract manufacturers in Vietnam and Indonesia were subject to government mandated shutdowns due to COVID-19. These closures have significantly impacted, and are expected to continue to significantly impact, our previously planned inventory production. As a result of these closures, we have lost approximately three months of production, impacting available product supply for this fiscal year. All impacted factories began re-opening in October and are currently operational. We expect it will take several months from re-opening for the factories to return to pre-closure production volumes, and there could be further impacts, including additional closures or employee absences, as a result of the emergence and spread of COVID-19 variants, as well as other factors outside of our control that could continue to cause further disruption to our planned inventory production. For fiscal 2021, 51% of NIKE Brand footwear and 30% of NIKE Brand apparel was manufactured in Vietnam, and 24% of NIKE Brand footwear and less than 12% of NIKE Brand apparel was manufactured in Indonesia.
In addition, our product availability was also impacted by extended inventory transit times in the second quarter and first six months of fiscal 2022, due primarily to port congestion, transportation delays as well as labor and container shortages. Our product availability was impacted most significantly in our wholesale channel. We also experienced higher transportation, logistics and fulfillment costs as a result of this dynamic environment, which partially offset gross margin expansion in the second quarter and first six months of fiscal 2022.
The combined impact of factory closures and extended inventory transit times disproportionately impacted our geographies during the second quarter of fiscal 2022. North America and EMEA, located further away from our sourcing base with longer transit times, entered the second quarter with elevated levels of inventory available to meet consumer demand as revenues grew 12% and 6% on a currency-neutral basis, respectively. By contrast, Greater China and APLA, located closer to our sourcing base with shorter transit times, entered the second quarter with a lower supply of available inventory, negatively impacting revenues during the second quarter of fiscal 2022 with revenues declining by 24% and 6% on a currency-neutral basis, respectively.
We expect the combination of factory closures and elevated transit times will continue to impact product availability, leading to inventory supply significantly lagging consumer demand for the remainder of the fiscal year. In addition, we expect transportation, logistics and fulfillment costs will continue to increase as we navigate these supply chain constraints. We also expect product costs to increase in the second half of fiscal 2022 due to higher input costs. To mitigate the impact across our business, our teams are continuing to leverage our operational playbook and taking actions where we can, including shifting production capacity to other countries, strategic use of air freight and employing a seasonless approach to products. Despite these short-term dynamics, our Consumer Direct Acceleration strategy continues to drive our business towards our long-term fiscal 2025 financial goals shared in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.
Our NIKE Direct business has continued its momentum in the second quarter, fueling our growth as we continue to navigate through the pandemic by leveraging our digital platforms with our store footprint to connect directly with our consumers. Despite continued inventory constraints and supply chain challenges, NIKE Direct grew 8% and 16% on a currency-neutral basis, for the second quarter and first six months of fiscal 2022, respectively. NIKE Brand Digital revenues grew 11% and 17% on a currency-neutral basis for the second quarter and first six months of fiscal 2022, respectively. During the second quarter of fiscal 2022, we experienced an increase in comparable store sales in North America and EMEA, partially offset by declines in Greater China and APLA due to supply chain challenges as well as ongoing marketplace dynamics and a COVID-19 resurgence in Greater China. As of January 3, 2022, approximately 98% of our owned stores were open with some operating on reduced hours.
During the quarter, we continued to invest in our digital transformation and brand campaigns as the world continues its return to sport. For the remainder of fiscal 2022, we will maintain our multi-year investment plans in order to transform our business for the future.
We continue to monitor the ongoing and dynamic impacts of COVID-19, as well as guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. There have been and may continue to be developments outside of our control, including new COVID-19 variants, that require us to make adjustments to our operating plan, such as store operating hours and the timeline to return to normal production volumes in factories impacted by COVID-19. Such developments and other potential impacts of COVID-19, such as new or prolonged factory closures, higher inventory levels or inventory shortages in various markets, other adverse impacts on the global supply chain, revised payment terms with certain of our wholesale customers, higher sales-related reserves, factory cancellation costs and a volatile effective tax rate driven by changes in the mix of earnings across our jurisdictions, among other factors, could have material adverse impacts on our revenue growth as well as our overall profitability in future periods. As a result of these circumstances, COVID-19 related disruptions are making it more challenging to compare our performance, including our revenue growth and overall profitability, across quarters and fiscal years, and we expect the operating environment will remain volatile as COVID-19 variants continue to cause disruptions to our operations.
SECOND QUARTER OVERVIEW
For the second quarter of fiscal 2022, NIKE, Inc. Revenues increased 1% to $11.4 billion compared to the second quarter of fiscal 2021 and were flat on a currency-neutral basis. Net income was $1,337 million and diluted earnings per common share was $0.83 for the second quarter of fiscal 2022, compared to Net income of $1,251 million and diluted earnings per common share of $0.78 for the second quarter of fiscal 2021.
Income before income taxes increased 3% compared to the second quarter of fiscal 2021, due to gross margin expansion and higher revenues, partially offset by higher selling and administrative expense. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, increased 1% compared to the second quarter of fiscal 2021. On a currency-neutral basis, NIKE Brand revenues were flat, as higher revenues in North America and EMEA were offset by declines in Greater China and APLA. Additionally, NIKE Brand currency-neutral revenue growth in apparel was offset by a decline in footwear primarily due to lower available inventory supply resulting from COVID-19 related factory closures and extended inventory transit times. Revenues for Converse increased 17% and 16% compared to the second quarter of fiscal 2021, on a reported and currency-neutral basis, respectively, led by performance in Direct to consumer in both Western Europe and North America.
Our effective tax rate was 10.9% for the second quarter of fiscal 2022, compared to 14.1% for the second quarter of fiscal 2021, primarily due to a change in our earnings mix, partially offset by a less favorable impact from stock-based compensation.
Consumer protection and data privacy laws have been coming into effect across the world, including recently introduced laws that became effective during the second quarter of fiscal 2022 in China, that provide for the comprehensive regulation of data and personal data processing activities across all industries and operations such as collecting, utilizing, processing, sharing and transferring data and personal information in and out of China. Uncertainty regarding the interpretation and application of these laws in practice may impact us and could impair our ability to execute on our operating plan and have adverse effects on our business and results of operations. Further, any non-compliance could subject us to, among other things, fines, legal proceedings, regulatory orders or damage to our reputation.

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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions, except per share data)	2021	2020	% CHANGE	2021	2020	% CHANGE
Revenues	$11,357	$11,243	1%	$23,605	$21,837	8%
Cost of sales	6,144	6,396	-4%	12,696	12,249	4%
Gross profit	5,213	4,847	8%	10,909	9,588	14%
Gross margin	45.9%	43.1%		46.2%	43.9%
Demand creation expense	1,017	729	40%	1,935	1,406	38%
Operating overhead expense	2,742	2,538	8%	5,396	4,836	12%
Total selling and administrative expense	3,759	3,267	15%	7,331	6,242	17%
% of revenues	33.1%	29.1%		31.1%	28.6%
Interest expense (income), net	55	70	—	112	135	—
Other (income) expense, net	(102)	54	—	(141)	40	—
Income before income taxes	1,501	1,456	3%	3,607	3,171	14%
Income tax expense	164	205	-20%	396	402	-1%
Effective tax rate	10.9%	14.1%		11.0%	12.7%
NET INCOME	$1,337	$1,251	7%	$3,211	$2,769	16%
Diluted earnings per common share	$0.83	$0.78	6%	$1.98	$1.73	14%

CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$6,780	$6,801	0%	-1%	$14,498	$13,569	7%	5%
Apparel	3,648	3,585	2%	1%	7,098	6,460	10%	8%
Equipment	382	347	10%	9%	847	718	18%	15%
Global Brand Divisions(2)	6	8	-25%	-5%	13	12	8%	13%
Total NIKE Brand Revenues	10,816	10,741	1%	0%	22,456	20,759	8%	6%
Converse	557	476	17%	16%	1,186	1,039	14%	11%
Corporate(3)	(16)	26	—	—	(37)	39	—	—
TOTAL NIKE, INC. REVENUES	$11,357	$11,243	1%	0%	$23,605	$21,837	8%	6%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,119	$6,423	-5%	-6%	$13,062	$12,787	2%	0%
Sales through NIKE Direct	4,691	4,310	9%	8%	9,381	7,960	18%	16%
Global Brand Divisions(2)	6	8	-25%	-5%	13	12	8%	13%
TOTAL NIKE BRAND REVENUES	$10,816	$10,741	1%	0%	$22,456	$20,759	8%	6%
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
SECOND QUARTER OF FISCAL 2022 COMPARED TO SECOND QUARTER OF FISCAL 2021
On a currency-neutral basis, NIKE, Inc. Revenues were flat for the second quarter of fiscal 2022, as higher revenues in North America, EMEA and Converse were offset by lower revenues in Greater China and APLA. Higher revenues in North America, EMEA and Converse contributed approximately 4, 1 and 1 percentage points to NIKE, Inc. Revenues, respectively, while lower revenues in Greater China and APLA reduced NIKE, Inc. Revenues by approximately 5 and 1 percentage points, respectively.
On a currency-neutral basis, NIKE Brand footwear revenues decreased 1% in the second quarter of fiscal 2022, driven primarily by lower revenues in Men's. Unit sales of footwear decreased 7%, while higher average selling price (ASP) per pair contributed approximately 6 percentage points of footwear revenue growth, primarily due to higher NIKE Direct ASP, as well as a higher mix of full-price sales, partially offset by lower full-price ASP, on a wholesale equivalent basis.
Currency-neutral NIKE Brand apparel revenues, for the second quarter of fiscal 2022, increased 1%, driven primarily by growth in NIKE Direct, partially offset by declines in our wholesale business. Unit sales of apparel decreased 6%, and higher ASP per unit contributed approximately 7 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher NIKE Direct ASP, a higher mix of full-price sales and higher full-price ASP, primarily due to lower discounts, as well as higher off-price ASP.
On a reported basis, NIKE Direct revenues represented approximately 43% of our total NIKE Brand revenues for the second quarter of fiscal 2022 compared to 40% for the second quarter of fiscal 2021. Digital commerce sales were $2.7 billion for the second quarter of fiscal 2022 compared to $2.4 billion for the second quarter of fiscal 2021. On a currency-neutral basis, NIKE Direct revenues increased 8%, driven by digital commerce sales growth of 11%, comparable store sales growth of 3%, in part due to improved physical retail traffic in some of our geographies, and the addition of new stores. Comparable store sales, which exclude digital commerce sales, comprises revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Comparable store sales includes revenues from stores that were temporarily closed during the period as a result of COVID-19. Comparable store sales represents a performance measure that we believe is useful information for management and investors in understanding the performance of our established NIKE-owned in-line and factory stores. Management considers this metric when making financial and operating decisions. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of this metric may not be comparable to similarly titled measures used by other companies.
FIRST SIX MONTHS OF FISCAL 2022 COMPARED TO FIRST SIX MONTHS OF FISCAL 2021
On a currency-neutral basis, NIKE, Inc. Revenues increased 6% for the first six months of fiscal 2022, driven by higher revenues in North America, EMEA, APLA and Converse, partially offset by lower revenues in Greater China. Higher revenues in North America, EMEA, APLA and Converse contributed approximately 5, 2, 1 and 1 percentage points to NIKE, Inc. Revenues, respectively, while lower revenues in Greater China reduced NIKE, Inc. Revenues by approximately 3 percentage points.
On a currency-neutral basis, NIKE Brand footwear revenues increased 5%, driven primarily by growth in NIKE Direct. Unit sales of footwear decreased 1%, while higher ASP per pair contributed approximately 6 percentage points of footwear revenue growth, primarily due to higher NIKE Direct ASP, as well as a higher mix of full-price sales, partially offset by lower full-price ASP.
Currency-neutral NIKE Brand apparel revenues increased 8%, driven by growth in Men's. Unit sales of apparel increased 1% and higher ASP per unit contributed approximately 7 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher NIKE Direct and full-price ASPs, as well as a higher mix of full-price sales.
On a reported basis, NIKE Direct revenues represented approximately 42% of our total NIKE Brand revenues for the first six months of fiscal 2022 compared to 38% for the first six months of fiscal 2021. Digital commerce sales were $5.2 billion for the first six months of fiscal 2022 compared to $4.4 billion for the first six months of fiscal 2021. On a currency-neutral basis, NIKE Direct revenues increased 16%, driven by digital commerce sales growth of 17%, comparable store sales growth of 12%, in part due to improved physical retail traffic, and the addition of new stores.
GROSS MARGIN

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	% CHANGE	2021	2020	% CHANGE
Gross profit	$5,213	$4,847	8%	$10,909	$9,588	14%
Gross margin	45.9%	43.1%	280 bps	46.2%	43.9%	230 bps
For the second quarter of fiscal 2022, our consolidated gross margin was 280 basis points higher than the prior year period and primarily reflected the following factors:
•Higher margin in our NIKE Direct business, primarily driven by low promotional activity in the current period reflecting limited available for sale inventory due to supply chain constraints compared to higher promotional activity in the prior year as we managed the impacts from COVID-19 (increasing gross margin approximately 170 basis points);
•Higher mix of full-price sales, on a wholesale equivalent basis, (increasing gross margin approximately 110 basis points);
•Lower other costs, in part due to higher restructuring-related costs related to our organizational realignment in the prior year, among other factors, (increasing gross margin approximately 50 basis points);
•Favorable changes in net foreign currency exchange rates, including hedges, (increasing gross margin approximately 40 basis points); and
•Lower NIKE Brand full-price product margins, on a wholesale equivalent basis. Specifically, higher product costs (decreasing gross margin approximately 60 basis points) largely due to increased freight and logistics costs as well as lower full-price ASP, net of discounts, (decreasing gross margin approximately 40 basis points) primarily due to a lower mix of Greater China sales.
For the first six months of fiscal 2022, our consolidated gross margin was 230 basis points higher than the prior year period and primarily reflected the following factors:
•Higher margin in our NIKE Direct business, primarily driven by low promotional activity in the current period reflecting limited available for sale inventory due to supply chain constraints compared to higher promotional activity in the prior year as we managed the impacts from COVID-19 (increasing gross margin approximately 170 basis points);
•Higher mix of full-price sales, on a wholesale equivalent basis, (increasing gross margin approximately 90 basis points);
•Lower other costs, in part due to higher restructuring-related costs related to our organizational realignment in the prior year, (increasing gross margin approximately 40 basis points); and
•Higher NIKE Brand product costs, on a wholesale equivalent basis, primarily due to increased freight and logistics costs (decreasing gross margin approximately 80 basis points).

TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	% CHANGE	2021	2020	% CHANGE
Demand creation expense(1)	$1,017	$729	40%	$1,935	$1,406	38%
Operating overhead expense	2,742	2,538	8%	5,396	4,836	12%
Total selling and administrative expense	$3,759	$3,267	15%	$7,331	$6,242	17%
% of revenues	33.1%	29.1%	400 bps	31.1%	28.6%	250 bps
(1)Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary products, television, digital and print advertising and media costs, brand events and retail brand presentation.
SECOND QUARTER OF FISCAL 2022 COMPARED TO SECOND QUARTER OF FISCAL 2021
Demand creation expense increased 40% for the second quarter of fiscal 2022 primarily due to higher advertising and marketing spend against brand campaigns as we experienced marketplace closures in the prior year due to COVID-19, as well as continued investments in digital marketing to support heightened digital demand. Changes in foreign currency exchange rates increased Demand creation expense by approximately 1 percentage point.
Operating overhead expense increased 8% primarily due to higher strategic technology investments and an increase in wage-related expenses. Changes in foreign currency exchange rates had an insignificant impact on Operating overhead expense.
FIRST SIX MONTHS OF FISCAL 2022 COMPARED TO FIRST SIX MONTHS OF FISCAL 2021
Demand creation expense increased 38% for the first six months of fiscal 2022 primarily due to higher advertising and marketing spend against brand campaigns as we experienced marketplace closures in the prior year due to COVID-19, as well as continued investments in digital marketing to support heightened digital demand. Changes in foreign currency exchange rates increased Demand creation expense by approximately 2 percentage points.
Operating overhead expense increased 12% primarily due to an increase in wage-related expenses and higher strategic technology investments. Changes in foreign currency exchange rates increased Operating overhead expense by approximately 1 percentage point.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	2021	2020
Other (income) expense, net	$(102)	$54	$(141)	$40
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the second quarter of fiscal 2022, Other (income) expense, net changed from $54 million of other expense to $102 million of other income in the current year, primarily due to a favorable change in foreign currency conversion gains and losses, including hedges, as well as incremental charges, in the prior year, related to our planned, strategic distributor partnership transition within APLA.
For the first six months of fiscal 2022, Other (income) expense, net changed from $40 million of other expense to $141 million of other income in the current year, primarily due to incremental charges, in the prior year, related to our planned, strategic distributor partnership transition within APLA, coupled with a net favorable change in foreign currency conversion gains and losses, including hedges.
For more information related to our distributor partnership transition within APLA, see Note 12 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had favorable impacts of approximately $63 million and $167 million on our Income before income taxes for the second quarter and first six months of fiscal 2022, respectively.

INCOME TAXES

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
	2021	2020	% CHANGE	2021	2020	% CHANGE
Effective tax rate	10.9%	14.1%	(320) bps	11.0%	12.7%	(170) bps
Our effective tax rate was 10.9% for the second quarter of fiscal 2022, compared to 14.1% for the second quarter of fiscal 2021, primarily due to a change in our earnings mix, partially offset by a less favorable impact from stock-based compensation.
Our effective tax rate was 11.0% for the first six months of fiscal 2022, compared to 12.7% for the first six months of fiscal 2021, primarily due to a more favorable impact from stock-based compensation and discrete items, such as the recognition of a reserve in the first quarter of fiscal 2021 related to Altera Corp. v. Commissioner, partially offset by a change in our earnings mix.
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
The breakdown of Revenues is as follows:

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$4,477	$4,006	12%	12%	$9,356	$8,231	14%	13%
Europe, Middle East & Africa	3,142	2,958	6%	6%	6,449	5,868	10%	7%
Greater China	1,844	2,298	-20%	-24%	3,826	4,078	-6%	-13%
Asia Pacific & Latin America	1,347	1,471	-8%	-6%	2,812	2,570	9%	10%
Global Brand Divisions(2)	6	8	-25%	-5%	13	12	8%	13%
TOTAL NIKE BRAND	10,816	10,741	1%	0%	22,456	20,759	8%	6%
Converse	557	476	17%	16%	1,186	1,039	14%	11%
Corporate(3)	(16)	26	—	—	(37)	39	—	—
TOTAL NIKE, INC. REVENUES	$11,357	$11,243	1%	0%	$23,605	$21,837	8%	6%
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

The breakdown of earnings before interest and taxes is as follows:

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	% CHANGE	2021	2020	% CHANGE
North America	$1,235	$1,023	21%	$2,669	$2,325	15%
Europe, Middle East & Africa	806	660	22%	1,681	1,352	24%
Greater China	569	891	-36%	1,270	1,579	-20%
Asia Pacific & Latin America	388	424	-8%	869	704	23%
Global Brand Divisions	(1,071)	(841)	-27%	(2,058)	(1,694)	-21%
TOTAL NIKE BRAND(1)	1,927	2,157	-11%	4,431	4,266	4%
Converse	132	87	52%	336	255	32%
Corporate	(503)	(718)	30%	(1,048)	(1,215)	14%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	1,556	1,526	2%	3,719	3,306	12%
EBIT margin(1)	13.7%	13.6%		15.8%	15.1%
Interest expense (income), net	55	70	—	112	135	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,501	$1,456	3%	$3,607	$3,171	14%
(1)    Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT margin represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for further information.
NORTH AMERICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$2,852	$2,512	14%	13%	$6,116	$5,469	12%	12%
Apparel	1,480	1,368	8%	8%	2,910	2,493	17%	16%
Equipment	145	126	15%	16%	330	269	23%	23%
TOTAL REVENUES	$4,477	$4,006	12%	12%	$9,356	$8,231	14%	13%
Revenues by:
Sales to Wholesale Customers	$2,327	$2,354	-1%	-1%	$5,005	$5,073	-1%	-2%
Sales through NIKE Direct	2,150	1,652	30%	30%	4,351	3,158	38%	38%
TOTAL REVENUES	$4,477	$4,006	12%	12%	$9,356	$8,231	14%	13%
EARNINGS BEFORE INTEREST AND TAXES	$1,235	$1,023	21%		$2,669	$2,325	15%
We believe there continues to be a meaningful shift in the way consumers shop for product and make purchasing decisions across each of our geographies. Consumers are demanding a constant flow of fresh and innovative product, and have an expectation for superior service and rapid delivery, all fueled by the shift toward digital and mono-brand experiences in NIKE Direct. We anticipate continued evolution within the retail landscape, driven by shifting consumer traffic patterns across digital and physical channels. Specifically in North America, we remain focused on building long-term momentum with our strategic wholesale customers, which offer a differentiated retail experience. Additionally, over the last three years we have significantly reduced the number of undifferentiated wholesale accounts. During fiscal 2021 and the first six months of fiscal 2022, we took further steps towards account and channel consolidation by reprioritizing product allocation to benefit NIKE Direct and our differentiated strategic wholesale customers. We expect we will continue to aggressively accelerate these changes over the next several fiscal years as we work to reprofile the shape of the marketplace and recapture wholesale revenue declines over time.
SECOND QUARTER OF FISCAL 2022 COMPARED TO SECOND QUARTER OF FISCAL 2021
On a currency-neutral basis, North America revenues for the second quarter of fiscal 2022 increased 12%, due primarily to higher revenues in Women's and the Jordan Brand, partially offset by a decline in Men's. NIKE Direct revenues increased 30%, driven by strong digital sales growth of 40%, comparable store sales growth of 16%, in part due to improved physical retail traffic, and the addition of new stores.

Footwear revenues increased 13% on a currency-neutral basis, largely driven by higher revenues in Women's, partially offset by a decline in Men's. Unit sales of footwear increased 7%, while higher ASP per pair contributed approximately 6 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher NIKE Direct ASP, the favorable impact of growth in our NIKE Direct business and a higher mix of full-price sales, partially offset by lower full-price ASP.
On a currency-neutral basis, apparel revenues increased 8%, driven primarily by growth in NIKE Direct. Unit sales of apparel decreased 5%, while higher ASP per unit contributed approximately 13 percentage points of apparel revenue growth. The increase in ASP per unit was primarily driven by higher NIKE Direct ASP, as well as higher full-price ASP, primarily due to lower discounts, and a higher mix of full-price sales.
Reported EBIT increased 21% as higher revenues and gross margin expansion more than offset higher selling and administrative expense. Gross margin increased approximately 280 basis points primarily due to higher margins and the favorable impact of growth in our NIKE Direct business, as well as a higher mix of full-price sales and higher full-price ASP, net of discounts. This activity was partially offset by higher product costs primarily due to increased freight and logistics costs. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Demand creation expense increased primarily as a result of higher advertising and marketing expense as well as digital marketing investments, partially offset by lower sports marketing costs. The increase in operating overhead expense reflected higher wage-related costs as well as an increase in strategic technology investments.
FIRST SIX MONTHS OF FISCAL 2022 COMPARED TO FIRST SIX MONTHS OF FISCAL 2021
On a currency-neutral basis, North America revenues for the first six months of fiscal 2022 increased 13%, due primarily to higher revenues in Women's. NIKE Direct revenues increased 38%, driven by strong digital sales growth of 41%, comparable store sales growth of 31%, in part due to improved physical retail traffic, and the addition of new stores.
Footwear revenues increased 12% on a currency-neutral basis, largely driven by higher revenues in Women's and the Jordan Brand, partially offset by a decline in Men's. Unit sales of footwear increased 5%, while higher ASP per pair contributed approximately 7 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher NIKE Direct ASP, the favorable impact of growth in our NIKE Direct business and a higher mix of full-prices sales, partially offset by lower full-price ASP.
On a currency-neutral basis, apparel revenues increased 16%, driven primarily by higher revenues in Men's. Unit sales of apparel increased 4%, while higher ASP per unit contributed approximately 12 percentage points of apparel revenue growth. The increase in ASP per unit was primarily driven by higher NIKE Direct ASP, the favorable impact of growth in our NIKE Direct business and higher full-price ASP, as well as a higher mix of full-price sales.
Reported EBIT increased 15% as higher revenues and gross margin expansion more than offset higher selling and administrative expense. Gross margin increased approximately 170 basis points primarily due to higher margins and the favorable impact of growth in our NIKE Direct business, as well as a higher mix of full-price sales. This activity was partially offset by higher product costs primarily due to increased freight and logistics costs. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Demand creation expense increased primarily as a result of higher advertising and marketing expense, as well as higher digital marketing investments. The increase in operating overhead expense reflected higher wage-related costs as well as an increase in NIKE Direct strategic technology investments.
EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,806	$1,731	4%	4%	$3,789	$3,533	7%	4%
Apparel	1,202	1,104	9%	8%	2,361	2,075	14%	11%
Equipment	134	123	9%	7%	299	260	15%	11%
TOTAL REVENUES	$3,142	$2,958	6%	6%	$6,449	$5,868	10%	7%
Revenues by:
Sales to Wholesale Customers	$2,112	$1,985	6%	6%	$4,336	$3,958	10%	6%
Sales through NIKE Direct	1,030	973	6%	6%	2,113	1,910	11%	8%
TOTAL REVENUES	$3,142	$2,958	6%	6%	$6,449	$5,868	10%	7%
EARNINGS BEFORE INTEREST AND TAXES	$806	$660	22%		$1,681	$1,352	24%

SECOND QUARTER OF FISCAL 2022 COMPARED TO SECOND QUARTER OF FISCAL 2021
On a currency-neutral basis, EMEA revenues for the second quarter of fiscal 2022 increased 6%, driven by growth in our wholesale business and NIKE Direct. NIKE Direct revenues increased 6% primarily due to comparable store sales growth of 14%, in part due to improved physical retail traffic, and the addition of new stores, partially offset by a decline in digital sales of 1%.
Currency-neutral footwear revenues increased 4%, driven by growth in wholesale and NIKE Direct. Unit sales of footwear decreased 4%, while higher ASP per pair contributed approximately 8 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher NIKE Direct and full-price ASPs, as well as a higher mix of full-price sales.
Currency-neutral apparel revenues increased 8% due primarily to higher revenues in Men's. Unit sales of apparel increased 3%, while higher ASP per unit contributed approximately 5 percentage points of apparel revenue growth, primarily due to higher NIKE Direct ASP, a higher mix of full-price sales and higher full-price ASP.
Reported EBIT increased 22% as gross margin expansion and higher revenues more than offset higher selling and administrative expense. Gross margin increased approximately 670 basis points primarily due to higher NIKE Direct margins, favorable changes in standard foreign currency exchange rates, a higher mix of full-price sales and lower other costs. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Higher demand creation expense was driven by higher advertising and marketing expenses as well as higher sports marketing costs. Higher operating overhead expense was primarily due to higher wage-related expenses.
FIRST SIX MONTHS OF FISCAL 2022 COMPARED TO FIRST SIX MONTHS OF FISCAL 2021
On a currency-neutral basis, EMEA revenues for the first six months of fiscal 2022 increased 7%, due primarily to higher revenues in Men’s. NIKE Direct revenues increased 8% primarily due to comparable store sales growth of 15%, in part due to improved physical retail traffic, and the addition of new stores, while digital sales was relatively flat compared to prior year.
Currency-neutral footwear revenues increased 4%, driven by growth in NIKE Direct and our wholesale business. Unit sales of footwear decreased 1%, while higher ASP per pair contributed approximately 5 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher NIKE Direct and full-price ASPs, as well as a higher mix of full-price sales.
Currency-neutral apparel revenues increased 11% due primarily to higher revenues in Men's. Unit sales of apparel increased 5%, while higher ASP per unit contributed approximately 6 percentage points of apparel revenue growth, primarily due to higher full-price and NIKE Direct ASPs, as well as a higher mix of full-price sales.
Reported EBIT increased 24% as higher revenues and gross margin expansion more than offset higher selling and administrative expense. Gross margin increased approximately 460 basis points primarily due to higher NIKE Direct margins, favorable changes in standard foreign currency exchange rates and a higher mix of full-price sales, partially offset by higher product costs primarily due to increased freight and logistics costs. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Higher demand creation expense was driven by higher advertising and marketing expenses. Higher operating overhead expense was primarily due to higher wage-related expenses.
GREATER CHINA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,235	$1,567	-21%	-25%	$2,684	$2,818	-5%	-11%
Apparel	564	681	-17%	-21%	1,040	1,159	-10%	-16%
Equipment	45	50	-10%	-15%	102	101	1%	-6%
TOTAL REVENUES	$1,844	$2,298	-20%	-24%	$3,826	$4,078	-6%	-13%
Revenues by:
Sales to Wholesale Customers	$896	$1,159	-23%	-27%	$2,010	$2,123	-5%	-12%
Sales through NIKE Direct	948	1,139	-17%	-21%	1,816	1,955	-7%	-13%
TOTAL REVENUES	$1,844	$2,298	-20%	-24%	$3,826	$4,078	-6%	-13%
EARNINGS BEFORE INTEREST AND TAXES	$569	$891	-36%		$1,270	$1,579	-20%

SECOND QUARTER OF FISCAL 2022 COMPARED TO SECOND QUARTER OF FISCAL 2021
On a currency-neutral basis, Greater China revenues for the second quarter of fiscal 2022 decreased 24%, reflecting impacts from lack of available inventory supply and product launch timing due to factory closures and mandated store closures due to COVID-19, as well as ongoing marketplace dynamics. The decrease in revenues was primarily due to lower revenues in Men’s and Women's. NIKE Direct revenues decreased 21% due to digital sales declines of 27%, comparable store sales declines of 18%, in part due to reduced physical retail traffic and mandated store closures due to COVID-19, partially offset by the addition of new stores.
Currency-neutral footwear revenues decreased 25%, driven primarily by lower revenues in Men's. Unit sales of footwear decreased 20%, while lower ASP per pair reduced footwear revenues by approximately 5 percentage points, driven by lower NIKE Direct and full-price ASPs.
Currency-neutral apparel revenues decreased 21%, due primarily to lower revenues in Men's and Women's. Unit sales of apparel decreased 17%, while lower ASP per unit reduced apparel revenues by approximately 4 percentage points, primarily due to lower NIKE Direct ASP, as well as lower full-price ASPs, primarily due to higher discounts.
Reported EBIT decreased 36% due to lower revenues, gross margin contraction and higher selling and administrative expense. Gross margin decreased approximately 310 basis points reflecting lower full-price ASP, net of discounts, lower NIKE Direct margins, higher other costs and a lower mix of full-price sales, partially offset by lower product costs. Higher other costs were primarily due to higher inventory obsolescence and the unfavorable rate impact of fixed supply chain costs on a lower volume of shipments. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Growth in demand creation expense was primarily due to higher advertising and marketing costs as well as higher digital marketing investments. Operating overhead expense increased largely due to higher wage-related costs, partially offset by lower administrative costs.
FIRST SIX MONTHS OF FISCAL 2022 COMPARED TO FIRST SIX MONTHS OF FISCAL 2021
On a currency-neutral basis, Greater China revenues for the first six months of fiscal 2022 decreased 13%, reflecting impacts from lack of available inventory supply and product launch timing due to factory closures, mandated store closures due to COVID-19 and ongoing marketplace dynamics. The decrease in revenues was primarily due to lower revenues in the Men’s and Women's. NIKE Direct revenues decreased 13% due to digital sales declines of 19%, comparable store sales declines of 12%, in part due to reduced physical retail traffic, partially offset by the addition of new stores.
Currency-neutral footwear revenues decreased 11%, driven primarily by lower revenues in Men's. Unit sales of footwear decreased 8%, while lower ASP per pair reduced footwear revenues by approximately 3 percentage points, driven by lower NIKE Direct and full-price ASPs, primarily due to higher discounts.
Currency-neutral apparel revenues decreased 16%, due primarily to lower revenues in Women's. Unit sales of apparel decreased 10%, while lower ASP per unit reduced apparel revenues by approximately 6 percentage points, primarily due to lower NIKE Direct and full-price ASPs, primarily due to higher discounts.
Reported EBIT decreased 20% due to lower revenues, gross margin contraction and higher selling and administrative expense. Gross margin decreased approximately 220 basis points reflecting lower full-price ASP, primarily due to higher discounts, higher other costs and lower NIKE Direct margins, partially offset by lower product costs. Higher other costs was primarily due to higher inventory obsolescence. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Growth in demand creation expense was primarily due to higher advertising and marketing costs as well as digital marketing investments. Operating overhead expense increased largely due to higher wage-related costs.

ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$887	$991	-10%	-8%	$1,909	$1,749	9%	9%
Apparel	402	432	-7%	-5%	787	733	7%	8%
Equipment	58	48	21%	22%	116	88	32%	32%
TOTAL REVENUES	$1,347	$1,471	-8%	-6%	$2,812	$2,570	9%	10%
Revenues by:
Sales to Wholesale Customers	$784	$925	-15%	-13%	$1,711	$1,633	5%	5%
Sales through NIKE Direct	563	546	3%	6%	1,101	937	18%	19%
TOTAL REVENUES	$1,347	$1,471	-8%	-6%	$2,812	$2,570	9%	10%
EARNINGS BEFORE INTEREST AND TAXES	$388	$424	-8%		$869	$704	23%
As discussed previously, our NIKE Brand business in Brazil transitioned to a distributor operating model during fiscal 2021 and our NIKE Brand businesses in Argentina, Chile and Uruguay have remained classified as held-for-sale. The impacts of closing the Brazil transaction as well as classifying the Argentina, Chile, and Uruguay entities as held-for-sale in fiscal 2020 are included within Corporate and are not reflected in the APLA operating segment results. For more information see Note 12 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
SECOND QUARTER OF FISCAL 2022 COMPARED TO SECOND QUARTER OF FISCAL 2021
On a currency-neutral basis, APLA revenues decreased 6% for the second quarter of fiscal 2022. The decline was due to lower revenues across nearly all territories, led by a decline of 67% due to our business model shift in Brazil to a distributor model in fiscal 2021, partially offset by higher revenues in SOCO (which comprises Argentina, Chile and Uruguay), which increased 33%. Revenues decreased primarily due to lower revenues in Men’s. NIKE Direct revenues increased 6%, primarily due to digital sales growth of 25%, partially offset by store closures and comparable store sales contraction of 1%, in part due to reduced physical retail traffic.
Currency-neutral footwear revenues decreased 8%, due primarily to lower revenues in Men's. Unit sales of footwear decreased 25%, while higher ASP per pair contributed approximately 17 percentage points of footwear revenue growth. Higher ASP per pair was driven by higher NIKE Direct, full-price and off-price ASPs, as well as a higher mix of full-price sales. Higher ASPs, in part, reflect inflationary conditions in our SOCO territory.
Currency-neutral apparel revenues decreased 5%, due primarily to lower revenues in Men's and Women's. Unit sales of apparel decreased 20%, while higher ASP per unit contributed approximately 15 percentage points of apparel revenue growth, driven by higher NIKE Direct, full-price and off-price ASPs, as well as a higher mix of full-price sales. Higher ASPs, in part, reflect inflationary conditions in our SOCO territory.
Reported EBIT decreased 8% for the second quarter of fiscal 2022, as lower revenues and higher selling and administrative expenses more than offset gross margin expansion. Gross margin increased approximately 460 basis points primarily due to lower product costs, higher margins and the favorable impact of growth in our NIKE Direct business, higher full-price ASP, primarily reflecting lower discounts, and a higher mix of full-price sales. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Higher demand creation expense was primarily due to higher digital marketing investments to support heightened digital demand. The increase in operating overhead expense was primarily due to an increase in NIKE Direct strategic technology investments and lower bad debt recoveries.

FIRST SIX MONTHS OF FISCAL 2022 COMPARED TO FIRST SIX MONTHS OF FISCAL 2021
On a currency-neutral basis, APLA revenues increased 10% for the first six months of fiscal 2022. Territory revenue growth was led by a 72% increase in SOCO, an 11% increase in Japan and a 23% increase in Mexico, partially offset by a decline of 56% due to our business model shift in Brazil to a distributor model in fiscal 2021. Revenues increased primarily due to higher revenues in Men’s. NIKE Direct revenues increased 19%, primarily due to digital sales growth of 41% and comparable store sales growth of 7%, partially offset by store closures.
Currency-neutral footwear revenues increased 9%, due primarily to higher revenues in Kids' and the Jordan Brand, partially offset by declines in Men's. Unit sales of footwear decreased 6%, while higher ASP per pair contributed approximately 15 percentage points of footwear revenue growth. Higher ASP per pair was driven by higher NIKE Direct ASP as well as higher full-price ASPs, primarily due to lower discounts, higher off-price ASP and a higher mix of full-price sales. Higher ASPs, in part, reflect inflationary conditions in our SOCO territory.
Currency-neutral apparel revenues increased 8%, due primarily to higher revenues in Men's. Unit sales of apparel decreased 6%, while higher ASP per unit contributed approximately 14 percentage points of apparel revenue growth, driven by higher full-price ASP, reflecting lower discounts, higher NIKE Direct ASP, as well as higher off-price ASP and a higher mix of full-price sales. Higher ASPs, in part, reflect inflationary conditions in our SOCO territory.
Reported EBIT increased 23% for the first six months of fiscal 2022, as higher revenues and gross margin expansion more than offset higher selling and administrative expense. Gross margin increased approximately 510 basis points primarily due to higher margins and the favorable impact of growth in our NIKE Direct business, lower other costs, higher full-price ASP, primarily due to lower discounts as well as lower product costs and a higher mix of full-price sales. The decrease in other costs was primarily due to the favorable rate impact of fixed supply chain costs on a higher volume of wholesale shipments, as well as lower inventory obsolescence. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Higher demand creation expense was primarily due to higher digital marketing investments to support heightened digital demand. The increase in operating overhead expense was primarily due to an increase in NIKE Direct strategic technology investments, and lower bad debt recoveries.
GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$6	$8	-25%	-5%	$13	$12	8%	13%
Earnings (Loss) Before Interest and Taxes	$(1,071)	$(841)	-27%		$(2,058)	$(1,694)	-21%
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
SECOND QUARTER OF FISCAL 2022 COMPARED TO SECOND QUARTER OF FISCAL 2021
Global Brand Divisions' loss before interest and taxes increased 27% for the second quarter of fiscal 2022 driven by higher operating overhead and higher demand creation expense. Higher operating overhead expense was primarily due to an increase in strategic technology investments and higher wage-related costs. Higher demand creation expense was primarily due to higher sports marketing costs as well as higher advertising and marketing expense.
FIRST SIX MONTHS OF FISCAL 2022 COMPARED TO FIRST SIX MONTHS OF FISCAL 2021
Global Brand Divisions' loss before interest and taxes increased 21% for the first six months of fiscal 2022 driven by higher operating overhead and higher demand creation expense. Higher operating overhead expense was primarily due to an increase in strategic technology investments and wage-related costs. Higher demand creation expense was primarily due to higher advertising and marketing expense.

CONVERSE

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2021	2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$485	$416	17%	16%	$1,052	$929	13%	11%
Apparel	34	32	6%	5%	58	54	7%	3%
Equipment	5	7	-29%	-30%	14	16	-13%	-17%
Other(1)	33	21	57%	54%	62	40	55%	54%
TOTAL REVENUES	$557	$476	17%	16%	$1,186	$1,039	14%	11%
Revenues by:
Sales to Wholesale Customers	$303	$259	17%	17%	$672	$632	6%	3%
Sales through Direct to Consumer	221	196	13%	12%	452	367	23%	21%
Other(1)	33	21	57%	53%	62	40	55%	54%
TOTAL REVENUES	$557	$476	17%	16%	$1,186	$1,039	14%	11%
EARNINGS BEFORE INTEREST AND TAXES	$132	$87	52%		$336	$255	32%
(1)Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.
SECOND QUARTER OF FISCAL 2022 COMPARED TO SECOND QUARTER OF FISCAL 2021
On a currency-neutral basis, Converse revenues increased 16% for the second quarter of fiscal 2022 driven by revenue growth in Western Europe and North America, partially offset by declines in Asia. Wholesale revenues increased 17%, while direct to consumer revenues increased 12%, driven primarily by growth in North America and Western Europe, partially offset by declines in Asia. Combined unit sales within the wholesale and direct to consumer channels increased 5% and ASP increased 9%, primarily due to higher full-price ASP, driven by lower discounts and growth in direct to consumer.

Reported EBIT increased 52%, driven by higher revenues and gross margin expansion partially offset by higher selling and administrative expense. Gross margin increased approximately 250 basis points primarily due to higher margins in our direct to consumer business and a higher mix of full price sales, partially offset by higher product costs primarily due to increased freight charges. Selling and administrative expense increased primarily due to higher demand creation expense driven by higher advertising and marketing expense.
FIRST SIX MONTHS OF FISCAL 2022 COMPARED TO FIRST SIX MONTHS OF FISCAL 2021
On a currency-neutral basis, Converse revenues increased 11% for the first six months of fiscal 2022 driven by revenue growth in North America and Western Europe, partially offset by declines in Asia. Wholesale revenues increased 3%, while direct to consumer revenues increased 21%, driven by growth in North America and Western Europe, partially offset by declines in Asia. Combined unit sales within the wholesale and direct to consumer channels decreased 2%, while ASP increased 12%, primarily due to higher full-price ASP, driven by lower discounts and growth in direct to consumer.

Reported EBIT increased 32%, driven by higher revenues and gross margin expansion partially offset by higher selling and administrative expense. Gross margin increased approximately 290 basis points primarily due to higher margins in our direct to consumer business, growth in licensee revenues and lower other costs, partially offset by higher product costs due to increased freight and duty charges. Selling and administrative expense increased primarily due to higher demand creation expense driven by higher advertising and marketing expense.

CORPORATE

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2021	2020	% CHANGE	2021	2020	% CHANGE
Revenues	$(16)	$26	—	$(37)	$39	—
Earnings (Loss) Before Interest and Taxes	$(503)	$(718)	30%	$(1,048)	$(1,215)	14%
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
SECOND QUARTER OF FISCAL 2022 COMPARED TO SECOND QUARTER OF FISCAL 2021
Corporate's loss before interest and taxes decreased $215 million for the second quarter of fiscal 2022, primarily due to the following:
•a favorable change of $198 million, primarily due to higher restructuring-related costs related to our organizational realignment in the prior year;
•a favorable change in net foreign currency gains and losses of $51 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and
•an unfavorable change of $34 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin.
FIRST SIX MONTHS OF FISCAL 2022 COMPARED TO FIRST SIX MONTHS OF FISCAL 2021
Corporate's loss before interest and taxes decreased $167 million for the first six months of fiscal 2022, primarily due to the following:
•a favorable change of $165 million, primarily due to higher restructuring-related costs related to our organizational realignment, as well as charges related to our planned, strategic distributor partnership transition within APLA, both of which occurred in the prior year;
•a favorable change in net foreign currency gains and losses of $38 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and
•an unfavorable change of $36 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin.
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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the three and six months ended November 30, 2021, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K.
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
TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $63 million and $445 million for the three and six months ended November 30, 2021, respectively, and a benefit of approximately $184 million and $73 million for the three and six months ended November 30, 2020, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $12 million and $129 million for the three and six months ended November 30, 2021, respectively, and a benefit of approximately $63 million and $34 million for the three and six months ended November 30, 2020, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Argentina subsidiary within our APLA operating segment is operating in a hyper-inflationary market. As a result, beginning in the second quarter of fiscal 2019, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. Dollar. As of and for the three and six months ended November 30, 2021, this change did not have a material impact on our results of operations or financial condition, and we do not anticipate it will have a material impact in future periods based on current rates.

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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had a favorable impact of approximately $63 million and $167 million on our Income before income taxes for the three and six months ended November 30, 2021, respectively.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $3,868 million for the first six months of fiscal 2022, compared to $3,355 million for the first six months of fiscal 2021. Net income, adjusted for non-cash items, generated $3,704 million of operating cash inflow for the first six months of fiscal 2022, compared to $3,283 million for the first six months of fiscal 2021. The net change in working capital and other assets and liabilities resulted in an increase to Cash provided (used) by operations of $164 million for the first six months of fiscal 2022 compared to an increase of $72 million for the first six months of fiscal 2021. The net change in working capital compared to the prior year was primarily driven by favorable impacts to Cash provided (used) by operations from Accounts receivable of $1,464 million, partially offset by unfavorable impacts from Inventories of $1,053 million for the first six months of fiscal 2022, in part due to supply chain constraints which caused a lower supply of available inventory to meet consumer demand during the first six months of fiscal 2022.
Cash provided (used) by investing activities was an outflow of $1,105 million for the first six months of fiscal 2022, compared to $2,877 million for the first six months of fiscal 2021, primarily driven by the net change in short-term investments. For the first six months of fiscal 2022, the net change in short-term investments (including sales, maturities and purchases) resulted in a cash outflow of $776 million compared to a cash outflow of $2,789 million for the first six months of fiscal 2021.
Cash provided (used) by financing activities was an outflow of $1,846 million for the first six months of fiscal 2022 compared to $292 million for the first six months of fiscal 2021. The increased outflow in the first six months of fiscal 2022 was driven by our resumption of the share repurchase program in the fourth quarter of fiscal 2021, resulting in $1,723 million of share repurchases for the first six months of fiscal 2022 compared to no share repurchases in the first six months of fiscal 2021.
During the first six months of fiscal 2022, we repurchased 10.8 million shares of NIKE's Class B Common Stock for $1.7 billion (an average price of $158.45 per share) under the four-year, $15 billion share repurchase program approved by the Board of Directors in June 2018. As of November 30, 2021, we had repurchased 60.8 million shares at a cost of approximately $6.4 billion (an average price of $104.89 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flows and excess cash. The timing and the amount of share repurchases will be dictated by our capital needs and stock market conditions.
CAPITAL RESOURCES
On July 23, 2019, we filed a shelf registration statement (the “Shelf”) with the U.S. Securities and Exchange Commission (SEC) which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 23, 2022.
As of November 30, 2021, our committed credit facilities were unchanged from the information previously reported on Form 10-K for the fiscal year ended May 31, 2021. We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes. As of November 30, 2021, we were in full compliance with the covenants under our facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future. As of November 30, 2021 and May 31, 2021, no amounts were outstanding under our committed credit facilities.
Liquidity was also provided by our $3 billion commercial paper program. As of and for the three months ended November 30, 2021, we did not have any borrowings outstanding under our $3 billion program. We may continue to issue commercial paper or other debt securities depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
To date, in fiscal 2022, we have not experienced difficulty accessing the credit markets; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of November 30, 2021, we had cash, cash equivalents and short-term investments totaling $15.1 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. government sponsored enterprise obligations, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of November 30, 2021, the weighted average days to maturity of our cash equivalents and short-term investments portfolio was 62 days.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of November 30, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2021.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic; international, national and local political, civil, economic and market conditions; the size and growth of the overall athletic footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; difficulties in implementing, operating and maintaining NIKE’s increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials, labor and energy used to manufacture products; new product development and introduction; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE’s debt ratings; changes in business strategy or development plans; general risks associated with doing business outside of the United States, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade and immigration regulations or policies; changes in government regulations; the impact of, including business and legal developments relating to, climate change and natural disasters; our ability to execute on our sustainability strategy and achieve our sustainability-related goals and targets, including sustainable product offerings; litigation, regulatory proceedings, sanctions or any other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel or our corporate culture, values or purpose; the effects of NIKE’s decision to invest in or divest of businesses and other factors referenced or incorporated by reference in this report and other reports.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2018, the Board of Directors approved a four-year, $15 billion share repurchase program. As of November 30, 2021, the Company had repurchased 60.8 million shares at an average price of $104.89 per share for a total approximate cost of $6.4 billion under this program.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended November 30, 2021:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
September 1 — September 30, 2021	2,145,173	$156.78	$9,252
October 1 — October 31, 2021	2,054,002	$156.20	$8,932
November 1 — November 30, 2021	1,814,713	$171.26	$8,621
	6,013,888	$160.95

ITEM 6. EXHIBITS
(a) EXHIBITS:

3.	Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 19, 2020).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
† Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC. an Oregon Corporation
By:	/s/ MATTHEW FRIEND Matthew Friend Chief Financial Officer and Authorized Officer
Date:	January 6, 2022