Form 10-Q
period 2022-02-28
NIKE, Inc.
filed 2022-04-05
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2022

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of March 28, 2022, the number of shares of the Registrant's Common Stock outstanding were:
Class A	305,007,252
Class B	1,268,760,217
1,573,767,469

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(In millions, except per share data)	2022	2021	2022	2021
Revenues	$10,871	$10,357	$34,476	$32,194
Cost of sales	5,804	5,638	18,500	17,887
Gross profit	5,067	4,719	15,976	14,307
Demand creation expense	854	711	2,789	2,117
Operating overhead expense	2,584	2,330	7,980	7,166
Total selling and administrative expense	3,438	3,041	10,769	9,283
Interest expense (income), net	53	64	165	199
Other (income) expense, net	(94)	(22)	(235)	18
Income before income taxes	1,670	1,636	5,277	4,807
Income tax expense	274	187	670	589
NET INCOME	$1,396	$1,449	$4,607	$4,218
Earnings per common share:
Basic	$0.88	$0.92	$2.91	$2.68
Diluted	$0.87	$0.90	$2.85	$2.62
Weighted average common shares outstanding:
Basic	1,579.0	1,578.0	1,581.1	1,570.9
Diluted	1,610.7	1,616.9	1,615.8	1,607.3
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	2022	2021
Net income	$1,396	$1,449	$4,607	$4,218
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(6)	98	(289)	494
Change in net gains (losses) on cash flow hedges	(29)	(117)	775	(878)
Change in net gains (losses) on other	(11)	2	(7)	(6)
Total other comprehensive income (loss), net of tax	(46)	(17)	479	(390)
TOTAL COMPREHENSIVE INCOME	$1,350	$1,432	$5,086	$3,828
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	FEBRUARY 28,	MAY 31,
(In millions)	2022	2021
ASSETS
Current assets:
Cash and equivalents	$8,704	$9,889
Short-term investments	4,763	3,587
Accounts receivable, net	3,827	4,463
Inventories	7,700	6,854
Prepaid expenses and other current assets	1,968	1,498
Total current assets	26,962	26,291
Property, plant and equipment, net	4,806	4,904
Operating lease right-of-use assets, net	2,959	3,113
Identifiable intangible assets, net	291	269
Goodwill	284	242
Deferred income taxes and other assets	3,275	2,921
TOTAL ASSETS	$38,577	$37,740
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Notes payable	—	2
Accounts payable	2,770	2,836
Current portion of operating lease liabilities	455	467
Accrued liabilities	5,391	6,063
Income taxes payable	202	306
Total current liabilities	8,818	9,674
Long-term debt	9,418	9,413
Operating lease liabilities	2,784	2,931
Deferred income taxes and other liabilities	2,748	2,955
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 305 and 305 shares outstanding	—	—
Class B — 1,271 and 1,273 shares outstanding	3	3
Capital in excess of stated value	11,186	9,965
Accumulated other comprehensive income (loss)	99	(380)
Retained earnings (deficit)	3,521	3,179
Total shareholders' equity	14,809	12,767
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$38,577	$37,740
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021
Cash provided (used) by operations:
Net income	$4,607	$4,218
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	538	543
Deferred income taxes	(234)	(291)
Stock-based compensation	467	467
Amortization, impairment and other	6	33
Net foreign currency adjustments	3	(130)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	466	(837)
(Increase) decrease in inventories	(872)	674
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(639)	(406)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(305)	374
Cash provided (used) by operations	4,037	4,645
Cash provided (used) by investing activities:
Purchases of short-term investments	(9,229)	(7,441)
Maturities of short-term investments	5,152	2,203
Sales of short-term investments	2,921	1,588
Additions to property, plant and equipment	(516)	(521)
Other investing activities	(39)	184
Cash provided (used) by investing activities	(1,711)	(3,987)
Cash provided (used) by financing activities:
Increase (decrease) in notes payable	4	(51)
Repayment of borrowings	—	(196)
Proceeds from exercise of stock options and other stock issuances	959	969
Repurchase of common stock	(2,923)	—
Dividends — common and preferred	(1,356)	(1,203)
Other financing activities	(140)	(131)
Cash provided (used) by financing activities	(3,456)	(612)
Effect of exchange rate changes on cash and equivalents	(55)	122
Net increase (decrease) in cash and equivalents	(1,185)	168
Cash and equivalents, beginning of period	9,889	8,348
CASH AND EQUIVALENTS, END OF PERIOD	$8,704	$8,516
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$126	$116
Dividends declared and not paid	488	437
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at November 30, 2021	305	$—	1,278	$3	$10,990	$145	$3,786	$14,924
Stock options exercised			1		112			112
Repurchase of Class B common stock			(8)		(57)		(1,165)	(1,222)
Dividends on common stock ($0.305 per share)							(488)	(488)
Issuance of shares to employees, net of shares withheld for employee taxes					(20)		(8)	(28)
Stock-based compensation					161			161
Net income							1,396	1,396
Other comprehensive income (loss)						(46)		(46)
Balance at February 28, 2022	305	$—	1,271	$3	$11,186	$99	$3,521	$14,809

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at November 30, 2020	305	$—	1,270	$3	$9,336	$(429)	$1,730	$10,640
Stock options exercised			4		187			187
Dividends on common stock ($0.275 per share)							(436)	(436)
Issuance of shares to employees, net of shares withheld for employee taxes					(20)		(14)	(34)
Stock-based compensation					142			142
Net income							1,449	1,449
Other comprehensive income (loss)						(17)		(17)
Balance at February 28, 2021	305	$—	1,274	$3	$9,645	$(446)	$2,729	$11,931

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2021	305	$—	1,273	$3	$9,965	$(380)	$3,179	$12,767
Stock options exercised			14		837			837
Repurchase of Class B Common Stock			(19)		(126)		(2,806)	(2,932)
Dividends on common stock ($0.885 per share) and preferred stock ($0.10 per share)							(1,406)	(1,406)
Issuance of shares to employees, net of shares withheld for employee taxes			3		43		(53)	(10)
Stock-based compensation					467			467
Net income							4,607	4,607
Other comprehensive income (loss)						479		479
Balance at February 28, 2022	305	$—	1,271	$3	$11,186	$99	$3,521	$14,809

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2020	315	$—	1,243	$3	$8,299	$(56)	$(191)	$8,055
Stock options exercised			19		844			844
Conversion to Class B Common Stock	(10)		10					—
Dividends on common stock ($0.795 per share) and preferred stock ($0.10 per share)							(1,256)	(1,256)
Issuance of shares to employees, net of shares withheld for employee taxes			2		35		(42)	(7)
Stock-based compensation					467			467
Net income							4,218	4,218
Other comprehensive income (loss)						(390)		(390)
Balance at February 28, 2021	305	$—	1,274	$3	$9,645	$(446)	$2,729	$11,931
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company” or “NIKE”) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2021, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2021. The results of operations for the three and nine months ended February 28, 2022, are not necessarily indicative of results to be expected for the entire fiscal year.
The extent to which the COVID-19 pandemic impacts the Company's financial statements depends on a number of factors, including the magnitude and duration of the pandemic. There have been and may continue to be developments outside of the Company's control, including new COVID-19 variants, that require the Company to make adjustments to its operating plan, such as store operating hours and the timeline to return to normal production volumes in factories impacted by COVID-19. Such developments and other potential impacts of COVID-19, such as new or prolonged factory closures, higher inventory levels or inventory shortages in various markets, other adverse impacts on the global supply chain, revised payment terms with certain of its wholesale customers, higher sales-related reserves, factory cancellation costs and a volatile effective tax rate driven by changes in the mix of earnings across its jurisdictions, among other factors, could have material adverse impacts on the Company's revenue growth as well as its overall profitability in future periods. As a result of these circumstances, COVID-19 related disruptions are making it more challenging to compare the Company's performance, including its revenue growth and overall profitability, across quarters and fiscal years, and the Company expects that the operating environment could remain volatile as COVID-19 variants may continue to cause disruption to operations.

NOTE 2 — INVENTORIES
Inventory balances of $7,700 million and $6,854 million at February 28, 2022 and May 31, 2021, respectively, were substantially all finished goods.

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	FEBRUARY 28,	MAY 31,
(Dollars in millions)	2022	2021
Compensation and benefits, excluding taxes	$1,176	$1,472
Sales-related reserves	898	1,077
Dividends payable	486	436
Allowance for expected loss on sale(1)	344	358
Other	2,487	2,720
TOTAL ACCRUED LIABILITIES	$5,391	$6,063
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

The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of February 28, 2022 and May 31, 2021, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	FEBRUARY 28, 2022
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$730	$730	$—
Level 1:
U.S. Treasury securities	4,231	117	4,114
Level 2:
Commercial paper and bonds	686	42	644
Money market funds	6,662	6,662	—
Time deposits	1,158	1,153	5
Total Level 2	8,506	7,857	649
TOTAL	$13,467	$8,704	$4,763

	MAY 31, 2021
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$840	$840	$—
Level 1:
U.S. Treasury securities	2,892	—	2,892
Level 2:
Commercial paper and bonds	748	57	691
Money market funds	7,701	7,701	—
Time deposits	1,293	1,291	2
U.S. Agency securities	2	—	2
Total Level 2	9,744	9,049	695
TOTAL	$13,476	$9,889	$3,587
As of February 28, 2022, the Company held $4,077 million of available-for-sale debt securities with maturity dates within one year and $686 million with maturity dates over one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $22 million and $8 million for the three months ended February 28, 2022 and 2021, respectively, and $57 million and $21 million for the nine months ended February 28, 2022 and 2021, respectively.
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	FEBRUARY 28, 2022
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$482	$414	$68	$107	$103	$4
Embedded derivatives	2	2	—	1	1	—
TOTAL	$484	$416	$68	$108	$104	$4
(1)If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $107 million as of February 28, 2022. As of that date, the Company received $62 million of cash collateral from various counterparties related to foreign exchange derivative instruments. No amount of collateral was posted on the derivative liability balance as of February 28, 2022.

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
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt, including the current portion, was approximately $9,719 million at February 28, 2022 and $10,275 million at May 31, 2021.
For fair value information regarding Notes payable, refer to Note 5 — Short-Term Borrowings and Credit Lines.

NOTE 5 — SHORT-TERM BORROWINGS AND CREDIT LINES
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.
As of February 28, 2022 and May 31, 2021, the Company had no borrowings outstanding under its $3 billion commercial paper program.
On March 11, 2022, subsequent to the end of the third quarter of fiscal 2022, the Company entered into a 364-day committed credit facility agreement with a syndicate of banks, which provides for up to $1 billion of borrowings, with an option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 10, 2023, with an option to extend the maturity date an additional 364 days. This facility replaces the prior $1 billion 364-day credit facility agreement entered into on March 15, 2021, which would have matured on March 14, 2022. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing Term Secured Overnight Financing Rate (Term SOFR) for the applicable interest period plus 0.60%. The facility fee is 0.02% of the total undrawn commitment. As of April 5, 2022, no amounts were outstanding under this committed credit facility.
On March 11, 2022, the Company also entered into a five-year committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, with the option to increase borrowings up to $3 billion in total with lender approval. The facility matures on March 11, 2027, with options to extend the maturity date up to an additional two years. This facility replaces the prior $2 billion five-year credit facility agreement entered into on August 16, 2019, which would have matured on August 16, 2024. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing Term SOFR for the applicable interest period plus 0.60%. The facility fee is 0.04% of the total undrawn commitment. As of April 5, 2022, no amounts were outstanding under this committed credit facility.
There have been no other changes to the credit lines reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2021.

NOTE 6 — INCOME TAXES
The effective tax rate was 12.7% and 12.3% for the nine months ended February 28, 2022 and 2021, respectively. The increase in the Company's effective tax rate was primarily due to the impact of recently finalized U.S. tax regulations published by the U.S. Treasury and Internal Revenue Service ("IRS") on January 4, 2022. These regulations overhaul various components of the foreign tax credit regime including the determination of creditable foreign taxes and limit the amount of foreign taxes that are creditable against U.S. income taxes. While these regulations are generally effective on March 7, 2022, some retroactive provisions limit the Company's ability to claim credits on certain foreign taxes as of the third quarter of fiscal 2022. The increase in the Company's effective tax rate was partially offset by changes in discrete items compared to the first nine months of fiscal 2021, including the recognition of a reserve in the first quarter of fiscal 2021 related to Altera Corp. v. Commissioner.
As of February 28, 2022, total gross unrecognized tax benefits, excluding related interest and penalties, were $871 million, $648 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2021, total gross unrecognized tax benefits, excluding related interest and penalties, were $896 million. The liability for payment of interest and penalties increased by $27 million during the nine months ended February 28, 2022. As of February 28, 2022 and May 31, 2021, accrued interest and penalties related to uncertain tax positions were $230 million and $203 million, respectively, (excluding federal benefit) and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. The Company is currently under audit by the U.S. IRS for fiscal years 2017 through 2019. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments.
Tax years after 2011 remain open in certain major foreign jurisdictions. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $80 million within the next 12 months. In January 2019, the European Commission opened a formal investigation to examine whether the Netherlands has breached State Aid rules when granting certain tax rulings to the Company. The Company believes the investigation is without merit. If this matter is adversely resolved, the Netherlands may be required to assess additional amounts with respect to prior periods, and the Company's income taxes related to prior periods in the Netherlands could increase.

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
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	2022	2021
Stock options(1)	$75	$73	$221	$250
ESPPs	15	15	44	50
Restricted stock and restricted stock units(1)(2)	71	54	202	167
TOTAL STOCK-BASED COMPENSATION EXPENSE	$161	$142	$467	$467
(1)Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is primarily recorded for employees meeting certain retirement eligibility requirements. An immaterial amount of accelerated stock option and restricted stock expense was also recorded for certain employees impacted by the Company's organizational realignment; for more information see Note 14 — Restructuring.
(2)Includes expense for performance-based restricted stock units granted during the nine months ended February 28, 2022.

The income tax benefit related to stock-based compensation expense was $34 million and $67 million for the three months ended February 28, 2022 and 2021, respectively, and $307 million and $256 million for the nine months ended February 28, 2022 and 2021, respectively.
STOCK OPTIONS
The weighted average fair value per share of the options granted during the nine months ended February 28, 2022 and 2021, computed as of the grant date using the Black-Scholes pricing model, was $37.53 and $26.75, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	NINE MONTHS ENDED FEBRUARY 28,
	2022	2021
Dividend yield	0.8%	0.9%
Expected volatility	24.9%	27.3%
Weighted average expected life (in years)	5.8	6.0
Risk-free interest rate	0.9%	0.4%
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
As of February 28, 2022, the Company had $484 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.6 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
The weighted average fair value per share of restricted stock and restricted stock units granted for the nine months ended February 28, 2022 and 2021, computed as of the grant date, was $158.94 and $112.44, respectively.
During the nine months ended February 28, 2022, under the Stock Incentive Plan, the Company granted performance-based restricted stock units (PSUs), which were historically in the form of cash-based long-term incentive awards under the Company's Long-Term Incentive Plan. The Company estimates the fair value of these PSUs as of the grant date using a Monte Carlo simulation. The weighted average fair value per share of PSUs granted for the nine months ended February 28, 2022, computed as of the grant date, was $250.52. The impact of granting PSUs during the nine months ended February 28, 2022, was not material to the Company's Unaudited Condensed Consolidated Financial Statements.
As of February 28, 2022, the Company had $629 million of unrecognized compensation costs from restricted stock, restricted stock units and PSUs, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.6 years.

NOTE 8 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an additional 9.3 million shares of common stock outstanding for the three months ended February 28, 2022, because the awards were anti-dilutive. The amount of anti-dilutive awards for the three months ended February 28, 2021, was insignificant. For the nine months ended February 28, 2022 and 2021, the computations of diluted earnings per common share excluded 9.4 million and 11.6 million shares of common stock outstanding, respectively, because the awards were anti-dilutive.

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(In millions, except per share data)	2022	2021	2022	2021
Net income available to common stockholders	$1,396	$1,449	$4,607	$4,218
Determination of shares:
Weighted average common shares outstanding	1,579.0	1,578.0	1,581.1	1,570.9
Assumed conversion of dilutive stock options and awards	31.7	38.9	34.7	36.4
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,610.7	1,616.9	1,615.8	1,607.3
Earnings per common share:
Basic	$0.88	$0.92	$2.91	$2.68
Diluted	$0.87	$0.90	$2.85	$2.62

NOTE 9 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the nine months ended February 28, 2022, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K. For additional information about the Company's derivatives and hedging policies refer to Note 1 — Summary of Significant Accounting Policies and Note 14 — Risk Management and Derivatives of the Annual Report on Form 10-K for the fiscal year ended May 31, 2021.
The majority of derivatives outstanding as of February 28, 2022, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Chinese Yuan/U.S. Dollar and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.

The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	FEBRUARY 28,	MAY 31,
(Dollars in millions)		2022	2021
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$393	$42
Foreign exchange forwards and options	Deferred income taxes and other assets	68	16
Total derivatives formally designated as hedging instruments		461	58
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	21	34
Embedded derivatives	Prepaid expenses and other current assets	2	—
Total derivatives not designated as hedging instruments		23	34
TOTAL DERIVATIVE ASSETS		$484	$92

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	FEBRUARY 28,	MAY 31,
(Dollars in millions)		2022	2021
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$83	$385
Foreign exchange forwards and options	Deferred income taxes and other liabilities	4	41
Total derivatives formally designated as hedging instruments		87	426
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	20	30
Embedded derivatives	Accrued liabilities	1	1
Total derivatives not designated as hedging instruments		21	31
TOTAL DERIVATIVE LIABILITIES		$108	$457
The following tables present the amounts in the Unaudited Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	THREE MONTHS ENDED FEBRUARY 28,
	2022		2021
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$10,871	$(22)	$10,357	$16
Cost of sales	5,804	17	5,638	(35)
Demand creation expense	854	—	711	1
Other (income) expense, net	(94)	45	(22)	(26)
Interest expense (income), net	53	(2)	64	(2)

	NINE MONTHS ENDED FEBRUARY 28,
	2022		2021
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$34,476	$(63)	$32,194	$56
Cost of sales	18,500	(79)	17,887	110
Demand creation expense	2,789	1	2,117	2
Other (income) expense, net	(235)	56	18	(31)
Interest expense (income), net	165	(5)	199	(5)
The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED FEBRUARY 28,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED FEBRUARY 28,
	2022	2021		2022	2021
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(37)	$(38)	Revenues	$(22)	$16
Foreign exchange forwards and options	4	(99)	Cost of sales	17	(35)
Foreign exchange forwards and options	—	1	Demand creation expense	—	1
Foreign exchange forwards and options	31	(24)	Other (income) expense, net	45	(26)
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(2)
TOTAL DESIGNATED CASH FLOW HEDGES	$(2)	$(160)		$38	$(46)
(1)For the three months ended February 28, 2022 and 2021, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	NINE MONTHS ENDED FEBRUARY 28,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	NINE MONTHS ENDED FEBRUARY 28,
	2022	2021		2022	2021
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(74)	$(32)	Revenues	$(63)	$56
Foreign exchange forwards and options	522	(539)	Cost of sales	(79)	110
Foreign exchange forwards and options	(3)	4	Demand creation expense	1	2
Foreign exchange forwards and options	304	(183)	Other (income) expense, net	56	(31)
Interest rate swaps(2)	—	—	Interest expense (income), net	(5)	(5)
TOTAL DESIGNATED CASH FLOW HEDGES	$749	$(750)		$(90)	$132
(1)For the nine months ended February 28, 2022 and 2021, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES				LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(20)	$(11)	$12	$(98)	Other (income) expense, net
Embedded derivatives	—	(4)	(9)	(17)	Other (income) expense, net
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
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $17.2 billion as of February 28, 2022. Approximately $305 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of February 28, 2022, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of February 28, 2022, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 27 months.

UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the remeasurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $3.2 billion as of February 28, 2022.
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
As of February 28, 2022, the total notional amount of embedded derivatives outstanding was approximately $589 million.
CREDIT RISK
The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could trigger collateral requirements. As of February 28, 2022, the Company was in compliance with all credit risk-related contingent features, and derivative instruments with such features were in a net asset position of approximately $375 million. Accordingly, the Company was not required to post cash collateral as a result of these contingent features. Further, $62 million of collateral was received on the Company's derivative asset balance as of February 28, 2022. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 4 — Fair Value Measurements.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at November 30, 2021	$(281)	$369	$115	$(58)	$145
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(6)	4	—	(7)	(9)
Reclassifications to net income of previously deferred (gains) losses(3)	—	(33)	—	(4)	(37)
Total other comprehensive income (loss)	(6)	(29)	—	(11)	(46)
Balance at February 28, 2022	$(287)	$340	$115	$(69)	$99
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $6 million, $0 million, $2 million and $8 million, respectively.
(3)Net of tax (benefit) expense of $0 million, $5 million, $0 million, $1 million and $6 million, respectively.

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
(2)Net of tax benefit (expense) of $0 million, $(3) million, $0 million, $1 million and $(2) million, respectively.
(3)Net of tax (benefit) expense of $0 million, $0 million, $0 million, $0 million and $0 million, respectively.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2021	$2	$(435)	$115	$(62)	$(380)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(289)	689	—	7	407
Reclassifications to net income of previously deferred (gains) losses(3)	—	86	—	(14)	72
Total other comprehensive income (loss)	(289)	775	—	(7)	479
Balance at February 28, 2022	$(287)	$340	$115	$(69)	$99
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $(60) million, $0 million, $(2) million and $(62) million, respectively.
(3)Net of tax (benefit) expense of $0 million, $(4) million, $0 million, $5 million and $1 million, respectively.

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
The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Unaudited Condensed Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME				LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	2022	2021
Gains (losses) on foreign currency translation adjustment	$—	$1	$—	$2	Other expense (income), net
Total before tax	—	1	—	2
Tax (expense) benefit	—	—	—	—
Gain (loss) net of tax	—	1	—	2
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$(22)	$16	$(63)	$56	Revenues
Foreign exchange forwards and options	17	(35)	(79)	110	Cost of sales
Foreign exchange forwards and options	—	1	1	2	Demand creation expense
Foreign exchange forwards and options	45	(26)	56	(31)	Other (income) expense, net
Interest rate swaps	(2)	(2)	(5)	(5)	Interest expense (income), net
Total before tax	38	(46)	(90)	132
Tax (expense) benefit	(5)	—	4	(7)
Gain (loss) net of tax	33	(46)	(86)	125
Gains (losses) on other	5	(8)	19	(15)	Other (income) expense, net
Total before tax	5	(8)	19	(15)
Tax (expense) benefit	(1)	—	(5)	—
Gain (loss) net of tax	4	(8)	14	(15)
Total net gain (loss) reclassified for the period	$37	$(53)	$(72)	$112

NOTE 11 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues disaggregated by reportable operating segment, major product line and distribution channel:

	THREE MONTHS ENDED FEBRUARY 28, 2022
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,532	$1,569	$1,554	$1,005	$—	$6,660	$503	$—	$7,163
Apparel	1,207	1,083	548	394	—	3,232	29	—	3,261
Equipment	143	127	58	62	—	390	7	—	397
Other	—	—	—	—	41	41	28	(19)	50
TOTAL REVENUES	$3,882	$2,779	$2,160	$1,461	$41	$10,323	$567	$(19)	$10,871
Revenues by:
Sales to Wholesale Customers	$1,769	$1,858	$1,241	$860	$—	$5,728	$303	$—	$6,031
Sales through Direct to Consumer	2,113	921	919	601	—	4,554	236	—	4,790
Other	—	—	—	—	41	41	28	(19)	50
TOTAL REVENUES	$3,882	$2,779	$2,160	$1,461	$41	$10,323	$567	$(19)	$10,871

	THREE MONTHS ENDED FEBRUARY 28, 2021
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,382	$1,606	$1,614	$903	$—	$6,505	$513	$—	$7,018
Apparel	1,087	898	616	365	—	2,966	28	—	2,994
Equipment	95	105	49	47	—	296	6	—	302
Other	—	—	—	—	6	6	23	14	43
TOTAL REVENUES	$3,564	$2,609	$2,279	$1,315	$6	$9,773	$570	$14	$10,357
Revenues by:
Sales to Wholesale Customers	$1,894	$1,805	$1,269	$846	$—	$5,814	$366	$—	$6,180
Sales through Direct to Consumer	1,670	804	1,010	469	—	3,953	181	—	4,134
Other	—	—	—	—	6	6	23	14	43
TOTAL REVENUES	$3,564	$2,609	$2,279	$1,315	$6	$9,773	$570	$14	$10,357

	NINE MONTHS ENDED FEBRUARY 28, 2022
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$8,648	$5,358	$4,238	$2,914	$—	$21,158	$1,555	$—	$22,713
Apparel	4,117	3,444	1,588	1,181	—	10,330	87	—	10,417
Equipment	473	426	160	178	—	1,237	21	—	1,258
Other	—	—	—	—	54	54	90	(56)	88
TOTAL REVENUES	$13,238	$9,228	$5,986	$4,273	$54	$32,779	$1,753	$(56)	$34,476
Revenues by:
Sales to Wholesale Customers	$6,774	$6,194	$3,251	$2,571	$—	$18,790	$975	$—	$19,765
Sales through Direct to Consumer	6,464	3,034	2,735	1,702	—	13,935	688	—	14,623
Other	—	—	—	—	54	54	90	(56)	88
TOTAL REVENUES	$13,238	$9,228	$5,986	$4,273	$54	$32,779	$1,753	$(56)	$34,476

	NINE MONTHS ENDED FEBRUARY 28, 2021
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$7,851	$5,139	$4,432	$2,652	$—	$20,074	$1,442	$—	$21,516
Apparel	3,580	2,973	1,775	1,098	—	9,426	82	—	9,508
Equipment	364	365	150	135	—	1,014	22	—	1,036
Other	—	—	—	—	18	18	63	53	134
TOTAL REVENUES	$11,795	$8,477	$6,357	$3,885	$18	$30,532	$1,609	$53	$32,194
Revenues by:
Sales to Wholesale Customers	$6,967	$5,763	$3,392	$2,479	$—	$18,601	$998	$—	$19,599
Sales through Direct to Consumer	4,828	2,714	2,965	1,406	—	11,913	548	—	12,461
Other	—	—	—	—	18	18	63	53	134
TOTAL REVENUES	$11,795	$8,477	$6,357	$3,885	$18	$30,532	$1,609	$53	$32,194
For the three and nine months ended February 28, 2022 and 2021, Global Brand Divisions revenues included NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment. Converse Other revenues were primarily attributable to licensing businesses. Corporate revenues primarily consisted of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through the Company's central foreign exchange risk management program.
As of February 28, 2022 and May 31, 2021, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

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

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	2022	2021
REVENUES
North America	$3,882	$3,564	$13,238	$11,795
Europe, Middle East & Africa	2,779	2,609	9,228	8,477
Greater China	2,160	2,279	5,986	6,357
Asia Pacific & Latin America	1,461	1,315	4,273	3,885
Global Brand Divisions	41	6	54	18
Total NIKE Brand	10,323	9,773	32,779	30,532
Converse	567	570	1,753	1,609
Corporate	(19)	14	(56)	53
TOTAL NIKE, INC. REVENUES	$10,871	$10,357	$34,476	$32,194
EARNINGS BEFORE INTEREST AND TAXES
North America	$967	$970	$3,636	$3,295
Europe, Middle East & Africa	713	533	2,394	1,885
Greater China	784	973	2,054	2,552
Asia Pacific & Latin America	478	408	1,347	1,112
Global Brand Divisions	(975)	(852)	(3,033)	(2,546)
Converse	168	150	504	405
Corporate	(412)	(482)	(1,460)	(1,697)
Interest expense (income), net	53	64	165	199
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,670	$1,636	$5,277	$4,807

	FEBRUARY 28,	MAY 31,
(Dollars in millions)	2022	2021
ACCOUNTS RECEIVABLE, NET
North America	$1,268	$1,777
Europe, Middle East & Africa	1,189	1,349
Greater China	359	288
Asia Pacific & Latin America(1)	599	643
Global Brand Divisions	106	128
Total NIKE Brand	3,521	4,185
Converse	256	225
Corporate	50	53
TOTAL ACCOUNTS RECEIVABLE, NET	$3,827	$4,463
INVENTORIES
North America	$3,541	$2,851
Europe, Middle East & Africa	1,737	1,821
Greater China	1,105	1,247
Asia Pacific & Latin America(1)	721	667
Global Brand Divisions	208	153
Total NIKE Brand	7,312	6,739
Converse	264	290
Corporate	124	(175)
TOTAL INVENTORIES	$7,700	$6,854

	FEBRUARY 28,	MAY 31,
(Dollars in millions)	2022	2021
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$617	$617
Europe, Middle East & Africa	929	982
Greater China	319	288
Asia Pacific & Latin America(1)	284	304
Global Brand Divisions	793	780
Total NIKE Brand	2,942	2,971
Converse	52	63
Corporate	1,812	1,870
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,806	$4,904
(1)Excludes assets held-for-sale as of February 28, 2022 and May 31, 2021. See Note 13 — Acquisitions and Divestitures for additional information.

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
As of February 28, 2022, held-for-sale assets were $201 million, primarily consisting of $75 million of Accounts receivable, net and $60 million of Inventories; held-for-sale liabilities were $51 million, primarily consisting of $27 million of Accrued liabilities and $19 million of Accounts payable.
As of May 31, 2021, held-for-sale assets were $175 million, primarily consisting of $76 million of Inventories and $59 million of Accounts receivable, net; held-for-sale liabilities were $72 million, primarily consisting of $25 million of Accounts payable and $22 million of Accrued liabilities.
As of February 28, 2022, the Company has recognized a total expected net loss related to the Argentina, Chile and Uruguay transaction of $344 million within Other (income) expense, net, classified within Corporate, and a corresponding allowance within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. The initial expected loss of $405 million recognized in fiscal 2020 and the subsequent adjustments for changes in fair value are largely due to the anticipated release of the cumulative foreign currency translation losses. These losses will be reclassified from Accumulated other comprehensive income (loss) to Net income upon sale of the legal entities.

NOTE 14 — RESTRUCTURING
In fiscal 2021, the Company announced a new digitally empowered phase of its Consumer Direct Offense strategy: Consumer Direct Acceleration. During fiscal 2021, the Company substantially completed a series of leadership and operating model changes to streamline and speed up the strategic execution of the Consumer Direct Acceleration. For the three and nine months ended February 28, 2022, the Company recognized an immaterial amount of related employee termination costs and, to a lesser extent, stock-based compensation expense.
During the three months ended February 28, 2021, the Company recognized employee termination costs of $23 million and $6 million within Operating overhead expense and Cost of sales, respectively, and made cash payments of $99 million. For the nine months ended February 28, 2021, the Company recognized employee termination costs of $168 million and $36 million within Operating overhead expense and Cost of sales, respectively, and made cash payments of $170 million.
Additionally, the related stock-based compensation expense recorded within Operating overhead expense and Cost of sales was immaterial for the three months ended February 28, 2021, and was $40 million and $4 million, respectively, for the nine months ended February 28, 2021.
For all periods presented these costs were classified within Corporate.

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
Through the Consumer Direct Acceleration we are focusing on creating the marketplace of the future through more premium, consistent and seamless consumer experiences, leading with digital and our owned stores, as well as select wholesale partners that share our marketplace vision. Over the last several years, as we have executed against the Consumer Direct Acceleration, we have grown our NIKE Direct business to be approximately 43% of total NIKE Brand revenues for the first nine months of fiscal 2022, and we have reduced the number of wholesale accounts globally. Additionally, we have aligned our product creation and category organizations around a new consumer construct focused on Men’s, Women's, Kids' and the Jordan Brand and continue to invest in data and analytics, demand sensing, insight gathering, inventory management and other areas to create an end-to-end technology foundation, which we expect will further accelerate our digital transformation.
During fiscal 2021, we substantially completed a series of leadership and operating model changes to streamline and speed up the strategic execution of the Consumer Direct Acceleration. For the three and nine months ended February 28, 2022, we recognized an immaterial amount of related employee termination costs and, to a lesser extent, stock-based compensation expense. During the three months ended February 28, 2021, we recognized employee termination costs of $23 million and $6 million within Operating overhead expense and Cost of sales, respectively, and made cash payments of $99 million. For the nine months ended February 28, 2021, we recognized employee termination costs of $168 million and $36 million within Operating overhead expense and Cost of sales, respectively, and made cash payments of $170 million. Additionally, the related stock-based compensation expense recorded within Operating overhead expense and Cost of sales was immaterial for the three months ended February 28, 2021, and was $40 million and $4 million, respectively, for the nine months ended February 28, 2021. For all periods presented these costs were classified within Corporate.
For more information, see Note 14 — Restructuring within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
COVID-19 UPDATE
The COVID-19 pandemic and its impacts on the global supply chain continue to create volatility in our business results and operations globally, causing us to transform the way we operate in order to better serve our consumers. Revenues grew 5% for the third quarter of fiscal 2022, as we continued to manage the ongoing impacts of supply chain challenges across each of our geographies and Converse. Our NIKE Direct business continued its momentum, growing 15% and 17% on a reported and currency-neutral basis, respectively, for the third quarter of fiscal 2022, led by North America, APLA and EMEA, partially offset by declines in Greater China due to a COVID-19 resurgence and ongoing marketplace dynamics. As of April 4, 2022, nearly all of our owned stores were open across North America, EMEA and APLA. In Greater China however, due to a COVID-19 resurgence, we continue to experience a higher level of temporary store closures, with some operating on reduced hours, as well as lower physical traffic versus pre-pandemic periods.
During the first quarter of fiscal 2022, the majority of NIKE Brand and Converse contract manufacturers in Vietnam and Indonesia were subject to government mandated shutdowns due to COVID-19. These closures significantly impacted our previously planned inventory production. As a result of these closures, we lost approximately three months of production, impacting available product supply for this fiscal year. All impacted factories began re-opening in the second quarter of fiscal 2022 and globally, nearly all of our supplier base is currently operational without restrictions. While factory production is currently in line with pre-closure production levels and our future demand plans, there could be further impacts, including additional closures or employee absences, as a result of the emergence and spread of COVID-19 variants, as well as other factors outside of our control that could continue to cause further disruption to our planned inventory production. For fiscal 2021, 51% of NIKE Brand footwear and 30% of NIKE Brand apparel was manufactured in Vietnam, and 24% of NIKE Brand footwear and less than 12% of NIKE Brand apparel was manufactured in Indonesia.
In addition, our product availability continued to be impacted by extended inventory transit times in the third quarter and first nine months of fiscal 2022, due primarily to port congestion, transportation delays as well as labor and container shortages. Our product availability was impacted most significantly in our wholesale channel. We also experienced elevated transportation, logistics and fulfillment costs as a result of this dynamic environment, which partially offset gross margin expansion in the third quarter and first nine months of fiscal 2022.
We expect elevated transit times will continue to impact product availability, leading to inventory supply significantly lagging consumer demand for at least the remainder of the fiscal year. In addition, we expect transportation, logistics and fulfillment costs will continue to remain elevated as we navigate these supply chain constraints. We also expect product costs to remain elevated due to higher input costs. To mitigate the impact across our business, our teams are continuing to leverage our operational playbook and taking actions where we can, including shifting production capacity to other countries, strategic use of air freight, pricing actions and employing a seasonless approach to products. Despite these short-term dynamics, our Consumer Direct Acceleration strategy continues to drive our business towards our long-term fiscal 2025 financial goals shared in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021.
During the quarter, we continued to invest in our digital transformation and brand campaigns as the world returns to sport. For the remainder of fiscal 2022, we will maintain our multi-year investment plans in order to transform our business for the future.
We continue to monitor the ongoing and dynamic impacts of COVID-19, as well as guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. There have been and may continue to be developments outside of our control, including new COVID-19 variants, that require us to make adjustments to our operating plan, such as store operating hours and the timeline to return to normal production volumes in factories impacted by COVID-19. Such developments and other potential impacts of COVID-19, such as new or prolonged factory closures, higher inventory levels or inventory shortages in various markets, other adverse impacts on the global supply chain, revised payment terms with certain of our wholesale customers, higher sales-related reserves, factory cancellation costs and a volatile effective tax rate driven by changes in the mix of earnings across our jurisdictions, among other factors, could have material adverse impacts on our revenue growth as well as our overall profitability in future periods. As a result of these circumstances, COVID-19 related disruptions are making it more challenging to compare our performance, including our revenue growth and overall profitability, across quarters and fiscal years, and we expect that the operating environment could remain volatile as COVID-19 variants may continue to cause disruptions to our operations.
THIRD QUARTER OVERVIEW
For the third quarter of fiscal 2022, NIKE, Inc. Revenues increased 5% to $10.9 billion compared to the third quarter of fiscal 2021 and increased 8% on a currency-neutral basis. Net income was $1,396 million and diluted earnings per common share was $0.87 for the third quarter of fiscal 2022, compared to Net income of $1,449 million and diluted earnings per common share of $0.90 for the third quarter of fiscal 2021.
Income before income taxes increased 2% compared to the third quarter of fiscal 2021, due to higher Revenues and gross margin expansion, partially offset by higher Selling and administrative expense. NIKE Brand revenues, which represent over 90% of NIKE, Inc. Revenues, increased 6% compared to the third quarter of fiscal 2021. On a currency-neutral basis, NIKE Brand revenues increased 8%, driven by higher revenues in EMEA, North America and APLA, partially offset by declines in Greater China. Additionally, NIKE Brand currency-neutral revenues were higher across apparel and footwear, as well as Men's, the Jordan Brand, Kids' and Women's. Revenues for Converse decreased 1% and increased 2% compared to the third quarter of fiscal 2021, on a reported and currency-neutral basis, respectively, led by strong performance in North America and Western Europe, partially offset by declines in Asia.
Our effective tax rate was 16.4% for the third quarter of fiscal 2022, compared to 11.4% for the third quarter of fiscal 2021, due to a shift in our earnings mix, the effects of stock-based compensation and recently finalized U.S. tax regulations.
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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions, except per share data)	2022	2021	% CHANGE	2022	2021	% CHANGE
Revenues	$10,871	$10,357	5%	$34,476	$32,194	7%
Cost of sales	5,804	5,638	3%	18,500	17,887	3%
Gross profit	5,067	4,719	7%	15,976	14,307	12%
Gross margin	46.6%	45.6%		46.3%	44.4%
Demand creation expense	854	711	20%	2,789	2,117	32%
Operating overhead expense	2,584	2,330	11%	7,980	7,166	11%
Total selling and administrative expense	3,438	3,041	13%	10,769	9,283	16%
% of revenues	31.6%	29.4%		31.2%	28.8%
Interest expense (income), net	53	64	—	165	199	—
Other (income) expense, net	(94)	(22)	—	(235)	18	—
Income before income taxes	1,670	1,636	2%	5,277	4,807	10%
Income tax expense	274	187	47%	670	589	14%
Effective tax rate	16.4%	11.4%		12.7%	12.3%
NET INCOME	$1,396	$1,449	-4%	$4,607	$4,218	9%
Diluted earnings per common share	$0.87	$0.90	-3%	$2.85	$2.62	9%

CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$6,660	$6,505	2%	5%	$21,158	$20,074	5%	5%
Apparel	3,232	2,966	9%	12%	10,330	9,426	10%	9%
Equipment	390	296	32%	36%	1,237	1,014	22%	21%
Global Brand Divisions(2)	41	6	583%	561%	54	18	200%	206%
Total NIKE Brand Revenues	10,323	9,773	6%	8%	32,779	30,532	7%	7%
Converse	567	570	-1%	2%	1,753	1,609	9%	8%
Corporate(3)	(19)	14	—	—	(56)	53	—	—
TOTAL NIKE, INC. REVENUES	$10,871	$10,357	5%	8%	$34,476	$32,194	7%	7%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$5,728	$5,814	-1%	1%	$18,790	$18,601	1%	0%
Sales through NIKE Direct	4,554	3,953	15%	17%	13,935	11,913	17%	16%
Global Brand Divisions(2)	41	6	583%	561%	54	18	200%	206%
TOTAL NIKE BRAND REVENUES	$10,323	$9,773	6%	8%	$32,779	$30,532	7%	7%
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
THIRD QUARTER OF FISCAL 2022 COMPARED TO THIRD QUARTER OF FISCAL 2021
On a currency-neutral basis, NIKE, Inc. Revenues increased 8% for the third quarter of fiscal 2022, driven by growth in EMEA, North America and APLA, partially offset by lower revenues in Greater China. Higher revenues in EMEA, North America and APLA contributed approximately 4, 3 and 3 percentage points to NIKE, Inc. Revenues, respectively, while lower revenues in Greater China reduced NIKE, Inc. Revenues by approximately 2 percentage points.
On a currency-neutral basis, NIKE Brand footwear revenues increased 5% in the third quarter of fiscal 2022, driven by growth in NIKE Direct, partially offset by a decline in our wholesale business. Unit sales of footwear decreased 3%, while higher average selling price (ASP) per pair contributed approximately 8 percentage points of footwear revenue growth, primarily due to higher NIKE Direct ASP, the favorable impact of growth in our NIKE Direct business, higher full-price ASP, net of discounts, on a wholesale equivalent basis, and a higher mix of full-price sales.
Currency-neutral NIKE Brand apparel revenues, for the third quarter of fiscal 2022, increased 12%, driven primarily by growth in Men's. Unit sales of apparel increased 5%, and higher ASP per unit contributed approximately 7 percentage points of apparel revenue growth, primarily due to higher full-price and NIKE Direct ASPs.
On a reported basis, NIKE Direct revenues represented approximately 44% of our total NIKE Brand revenues for the third quarter of fiscal 2022 compared to 40% for the third quarter of fiscal 2021. Digital commerce sales were $2.7 billion for the third quarter of fiscal 2022 compared to $2.2 billion for the third quarter of fiscal 2021. On a currency-neutral basis, NIKE Direct revenues increased 17%, driven by digital commerce sales growth of 22%, comparable store sales growth of 12%, in part due to improved physical retail traffic, and the addition of new stores. Comparable store sales, which exclude digital commerce sales, comprises revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Comparable store sales includes revenues from stores that were temporarily closed during the period as a result of COVID-19. Comparable store sales represents a performance measure that we believe is useful information for management and investors in understanding the performance of our established NIKE-owned in-line and factory stores. Management considers this metric when making financial and operating decisions. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of this metric may not be comparable to similarly titled measures used by other companies.
FIRST NINE MONTHS OF FISCAL 2022 COMPARED TO FIRST NINE MONTHS OF FISCAL 2021
On a currency-neutral basis, NIKE, Inc. Revenues increased 7% for the first nine months of fiscal 2022, driven by higher revenues in North America, EMEA, APLA and Converse, partially offset by lower revenues in Greater China. Higher revenues in North America, EMEA, APLA and Converse contributed approximately 4, 2, 2 and 1 percentage points to NIKE, Inc. Revenues, respectively, while lower revenues in Greater China reduced NIKE, Inc. Revenues by approximately 2 percentage points.
On a currency-neutral basis, NIKE Brand footwear revenues increased 5%, driven by growth in NIKE Direct, partially offset by a decline in our wholesale business. Unit sales of footwear decreased 2%, while higher ASP per pair contributed approximately 7 percentage points of footwear revenue growth, primarily due to higher NIKE Direct ASP, a higher mix of full-price sales and the favorable impact of growth in our NIKE Direct business.
Currency-neutral NIKE Brand apparel revenues increased 9%, driven primarily by growth in Men's. Unit sales of apparel increased 2%, and higher ASP per unit contributed approximately 7 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs, as well as a higher mix of full-price sales.
On a reported basis, NIKE Direct revenues represented approximately 43% of our total NIKE Brand revenues for the first nine months of fiscal 2022 compared to 39% for the first nine months of fiscal 2021. Digital commerce sales were $7.9 billion for the first nine months of fiscal 2022 compared to $6.6 billion for the first nine months of fiscal 2021. On a currency-neutral basis, NIKE Direct revenues increased 16%, driven by digital commerce sales growth of 19%, comparable store sales growth of 12%, in part due to improved physical retail traffic, and the addition of new stores.
GROSS MARGIN

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	% CHANGE	2022	2021	% CHANGE
Gross profit	$5,067	$4,719	7%	$15,976	$14,307	12%
Gross margin	46.6%	45.6%	100 bps	46.3%	44.4%	190 bps
For the third quarter of fiscal 2022, our consolidated gross margin was 100 basis points higher than the prior year period and primarily reflected the following factors:
•Higher margin in our NIKE Direct business, primarily driven by lower promotional activity in the current period reflecting limited available for sale inventory due to supply chain constraints compared to higher promotional activity in the prior year as we managed the impacts from COVID-19, (increasing gross margin approximately 140 basis points);
•Favorable changes in net foreign currency exchange rates, including hedges, (increasing gross margin approximately 80 basis points);
•Higher mix of full-price sales, on a wholesale equivalent basis, (increasing gross margin approximately 70 basis points);
•Lower NIKE Brand full-price product margins, on a wholesale equivalent basis, (decreasing gross margin approximately 170 basis points) reflecting:
•Higher product costs (decreasing gross margin approximately 120 basis points) largely due to increased freight and logistics costs as well as product mix;
•Lower full-price ASP, net of discounts, (decreasing gross margin approximately 50 basis points) driven by product mix, partially offset by strategic pricing increases; and
•Higher other costs, in part due to higher warehousing and freight costs, among other factors (decreasing gross margin approximately 30 basis points).
For the first nine months of fiscal 2022, our consolidated gross margin was 190 basis points higher than the prior year period and primarily reflected the following factors:
•Higher margin in our NIKE Direct business, primarily driven by lower promotional activity in the current period reflecting limited available for sale inventory due to supply chain constraints compared to higher promotional activity in the prior year as we managed the impacts from COVID-19 (increasing gross margin approximately 160 basis points);
•Higher mix of full-price sales, on a wholesale equivalent basis, (increasing gross margin approximately 70 basis points);
•Favorable changes in net foreign currency exchange rates, including hedges, (increasing gross margin approximately 50 basis points); and
•Higher NIKE Brand product costs, on a wholesale equivalent basis, primarily due to increased freight and logistics costs (decreasing gross margin approximately 90 basis points).

TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	% CHANGE	2022	2021	% CHANGE
Demand creation expense(1)	$854	$711	20%	$2,789	$2,117	32%
Operating overhead expense	2,584	2,330	11%	7,980	7,166	11%
Total selling and administrative expense	$3,438	$3,041	13%	$10,769	$9,283	16%
% of revenues	31.6%	29.4%	220 bps	31.2%	28.8%	240 bps
(1)Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary products, television, digital and print advertising and media costs, brand events and retail brand presentation.
THIRD QUARTER OF FISCAL 2022 COMPARED TO THIRD QUARTER OF FISCAL 2021
Demand creation expense increased 20% for the third quarter of fiscal 2022 primarily due to higher advertising and marketing spend reflecting normalization of spend against brand campaigns and continued investments in digital marketing to support heightened digital demand. Changes in foreign currency exchange rates decreased Demand creation expense by approximately 2 percentage points.
Operating overhead expense increased 11% primarily due to higher strategic technology investments and an increase in wage-related expenses. Changes in foreign currency exchange rates decreased Operating overhead expense by approximately 1 percentage point.
FIRST NINE MONTHS OF FISCAL 2022 COMPARED TO FIRST NINE MONTHS OF FISCAL 2021
Demand creation expense increased 32% for the first nine months of fiscal 2022 primarily due to higher advertising and marketing spend against brand campaigns as we experienced marketplace closures in the prior year due to COVID-19, as well as continued investments in digital marketing to support heightened digital demand. Changes in foreign currency exchange rates had an insignificant impact on Demand creation expense.
Operating overhead expense increased 11% primarily due to higher strategic technology investments and an increase in wage-related expenses. Changes in foreign currency exchange rates had an insignificant impact on Operating overhead expense.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	2022	2021
Other (income) expense, net	$(94)	$(22)	$(235)	$18
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the third quarter of fiscal 2022, Other (income) expense, net increased from $22 million of other income to $94 million in the current year, primarily due to a favorable change in foreign currency conversion gains and losses, including hedges.
For the first nine months of fiscal 2022, Other (income) expense, net changed from $18 million of other expense to $235 million of other income in the current year, primarily due to a favorable change in foreign currency conversion gains and losses, including hedges, as well as a net incremental charge in the prior year, related to our planned, strategic distributor partnership transition within APLA.
For more information related to our distributor partnership transition within APLA, see Note 13 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had favorable impacts of approximately $3 million and $170 million on our Income before income taxes for the third quarter and first nine months of fiscal 2022, respectively.

INCOME TAXES

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
	2022	2021	% CHANGE	2022	2021	% CHANGE
Effective tax rate	16.4%	11.4%	500 bps	12.7%	12.3%	40 bps
Our effective tax rate was 16.4% for the third quarter of fiscal 2022, compared to 11.4% for the third quarter of fiscal 2021, primarily due to the impact of recently finalized U.S. tax regulations and a less favorable impact from stock-based compensation, partially offset by a shift in our earnings mix.
Our effective tax rate was 12.7% for the first nine months of fiscal 2022, compared to 12.3% for the first nine months of fiscal 2021, primarily due to the impact of recently finalized U.S. tax regulations, partially offset by changes in discrete items compared to the first nine months of fiscal 2021, including the recognition of a reserve in the first quarter of fiscal 2021 related to Altera Corp. v. Commissioner.
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
The breakdown of Revenues is as follows:

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$3,882	$3,564	9%	9%	$13,238	$11,795	12%	12%
Europe, Middle East & Africa	2,779	2,609	7%	13%	9,228	8,477	9%	9%
Greater China	2,160	2,279	-5%	-8%	5,986	6,357	-6%	-11%
Asia Pacific & Latin America	1,461	1,315	11%	19%	4,273	3,885	10%	13%
Global Brand Divisions(2)	41	6	583%	561%	54	18	200%	206%
TOTAL NIKE BRAND	10,323	9,773	6%	8%	32,779	30,532	7%	7%
Converse	567	570	-1%	2%	1,753	1,609	9%	8%
Corporate(3)	(19)	14	—	—	(56)	53	—	—
TOTAL NIKE, INC. REVENUES	$10,871	$10,357	5%	8%	$34,476	$32,194	7%	7%
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

The breakdown of earnings before interest and taxes is as follows:

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	% CHANGE	2022	2021	% CHANGE
North America	$967	$970	0%	$3,636	$3,295	10%
Europe, Middle East & Africa	713	533	34%	2,394	1,885	27%
Greater China	784	973	-19%	2,054	2,552	-20%
Asia Pacific & Latin America	478	408	17%	1,347	1,112	21%
Global Brand Divisions	(975)	(852)	-14%	(3,033)	(2,546)	-19%
TOTAL NIKE BRAND(1)	1,967	2,032	-3%	6,398	6,298	2%
Converse	168	150	12%	504	405	24%
Corporate	(412)	(482)	15%	(1,460)	(1,697)	14%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	1,723	1,700	1%	5,442	5,006	9%
EBIT margin(1)	15.8%	16.4%		15.8%	15.5%
Interest expense (income), net	53	64	—	165	199	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,670	$1,636	2%	$5,277	$4,807	10%
(1)    Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT margin represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for further information.
NORTH AMERICA

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$2,532	$2,382	6%	6%	$8,648	$7,851	10%	10%
Apparel	1,207	1,087	11%	11%	4,117	3,580	15%	15%
Equipment	143	95	51%	49%	473	364	30%	30%
TOTAL REVENUES	$3,882	$3,564	9%	9%	$13,238	$11,795	12%	12%
Revenues by:
Sales to Wholesale Customers	$1,769	$1,894	-7%	-7%	$6,774	$6,967	-3%	-3%
Sales through NIKE Direct	2,113	1,670	27%	27%	6,464	4,828	34%	34%
TOTAL REVENUES	$3,882	$3,564	9%	9%	$13,238	$11,795	12%	12%
EARNINGS BEFORE INTEREST AND TAXES	$967	$970	0%		$3,636	$3,295	10%
THIRD QUARTER OF FISCAL 2022 COMPARED TO THIRD QUARTER OF FISCAL 2021
On a currency-neutral basis, North America revenues for the third quarter of fiscal 2022 increased 9%, due primarily to higher revenues in Men's. NIKE Direct revenues increased 27%, driven by strong digital sales growth of 33%, comparable store sales growth of 16%, in part due to improved physical retail traffic, and the addition of new stores.
Footwear revenues increased 6% on a currency-neutral basis, driven by growth in NIKE Direct, partially offset by declines in our wholesale business. Unit sales of footwear decreased 10%, reflecting a lack of available inventory supply due to the impact of factory closures during the first quarter of fiscal 2022 as well as elevated inventory transit times, while higher ASP per pair contributed approximately 16 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher NIKE Direct ASP, the favorable impact of growth in our NIKE Direct business, higher full-price ASP and a higher mix of full-price sales.

On a currency-neutral basis, apparel revenues increased 11%, driven primarily by growth in Men's, partially offset by a decline in Women's. Unit sales of apparel decreased 6%, while higher ASP per unit contributed approximately 17 percentage points of apparel revenue growth. The increase in ASP per unit was primarily driven by higher full-price and NIKE Direct ASPs and the favorable impact of growth in our NIKE Direct business.
Reported EBIT was flat as higher revenues were offset by higher selling and administrative expense and gross margin contraction. Gross margin decreased approximately 50 basis points largely driven by higher product costs primarily due to increased freight and logistics costs. This activity was partially offset by higher margins in our NIKE Direct business and the favorable impact of growth in our NIKE Direct business as well as higher full-price ASP, net of discounts, and a higher mix of full-price sales. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Operating overhead expense increased primarily as a result of higher wage-related costs, lower bad debt recoveries and higher strategic technology investments. The increase in demand creation expense reflected higher advertising and marketing expense as well as continued investments in digital marketing to support heightened digital demand.
FIRST NINE MONTHS OF FISCAL 2022 COMPARED TO FIRST NINE MONTHS OF FISCAL 2021
On a currency-neutral basis, North America revenues for the first nine months of fiscal 2022 increased 12%, due primarily to higher revenues in Women's. NIKE Direct revenues increased 34%, driven by strong digital sales growth of 39%, comparable store sales growth of 26%, in part due to improved physical retail traffic, and the addition of new stores.
Footwear revenues increased 10% on a currency-neutral basis, largely driven by higher revenues in Women's and Kids', partially offset by a decline in Men's. Unit sales of footwear increased 1%, while higher ASP per pair contributed approximately 9 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher NIKE Direct ASP, the favorable impact of growth in our NIKE Direct business and a higher mix of full-price sales, partially offset by lower full-price ASP.
On a currency-neutral basis, apparel revenues increased 15%, driven primarily by higher revenues in Men's. Unit sales of apparel increased 1%, while higher ASP per unit contributed approximately 14 percentage points of apparel revenue growth. The increase in ASP per unit was primarily driven by higher full-price and NIKE Direct ASPs, the favorable impact of growth in our NIKE Direct business as well as a higher mix of full-price sales.
Reported EBIT increased 10% as higher revenues and gross margin expansion more than offset higher selling and administrative expense. Gross margin increased approximately 100 basis points primarily due to higher margins and the favorable impact of growth in our NIKE Direct business, a higher mix of full-price sales and higher full-price ASP, net of discounts. This activity was partially offset by higher product costs primarily due to increased freight and logistics costs. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Demand creation expense increased primarily as a result of higher advertising and marketing expense, as well as higher digital marketing investments. The increase in operating overhead expense reflected higher wage-related costs as well as an increase in NIKE Direct strategic technology investments.
EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,569	$1,606	-2%	4%	$5,358	$5,139	4%	4%
Apparel	1,083	898	21%	28%	3,444	2,973	16%	16%
Equipment	127	105	21%	29%	426	365	17%	16%
TOTAL REVENUES	$2,779	$2,609	7%	13%	$9,228	$8,477	9%	9%
Revenues by:
Sales to Wholesale Customers	$1,858	$1,805	3%	10%	$6,194	$5,763	7%	7%
Sales through NIKE Direct	921	804	15%	22%	3,034	2,714	12%	12%
TOTAL REVENUES	$2,779	$2,609	7%	13%	$9,228	$8,477	9%	9%
EARNINGS BEFORE INTEREST AND TAXES	$713	$533	34%		$2,394	$1,885	27%
THIRD QUARTER OF FISCAL 2022 COMPARED TO THIRD QUARTER OF FISCAL 2021
On a currency-neutral basis, EMEA revenues for the third quarter of fiscal 2022 increased 13%, primarily driven by growth in Men's. NIKE Direct revenues increased 22% primarily due to comparable store sales growth of 46%, in part due to improved physical retail traffic, digital sales growth of 11% and the addition of new stores.

Currency-neutral footwear revenues increased 4%, driven by growth in NIKE Direct, partially offset by declines in our wholesale business. Unit sales of footwear decreased 6%, while higher ASP per pair contributed approximately 10 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price and NIKE Direct ASPs as well as a higher mix of full-price sales.
Currency-neutral apparel revenues increased 28% due primarily to higher revenues in Men's. Unit sales of apparel increased 19%, while higher ASP per unit contributed approximately 9 percentage points of apparel revenue growth, primarily due to higher full-price and NIKE Direct ASPs as well as a higher mix of full-price sales.
Reported EBIT increased 34% as higher revenues and gross margin expansion more than offset higher selling and administrative expense. Gross margin increased approximately 590 basis points primarily due to favorable changes in standard foreign currency exchange rates, higher NIKE Direct margins and a higher mix of full-price sales. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Higher operating overhead expense was driven by higher strategic technology investments. Higher demand creation expense was primarily due to higher advertising and marketing expense.
FIRST NINE MONTHS OF FISCAL 2022 COMPARED TO FIRST NINE MONTHS OF FISCAL 2021
On a currency-neutral basis, EMEA revenues for the first nine months of fiscal 2022 increased 9%, due primarily to higher revenues in Men’s. NIKE Direct revenues increased 12% primarily due to comparable store sales growth of 22%, in part due to improved physical retail traffic, digital sales growth of 4% and the addition of new stores.
Currency-neutral footwear revenues increased 4%, driven by growth in NIKE Direct and our wholesale business. Unit sales of footwear decreased 4%, while higher ASP per pair contributed approximately 8 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher NIKE Direct and full-price ASPs as well as a higher mix of full-price sales.
Currency-neutral apparel revenues increased 16% due primarily to higher revenues in Men's. Unit sales of apparel increased 8%, while higher ASP per unit contributed approximately 8 percentage points of apparel revenue growth, primarily due to higher NIKE Direct and full-price ASPs as well as a higher mix of full-price sales.
Reported EBIT increased 27% as higher revenues and gross margin expansion more than offset higher selling and administrative expense. Gross margin increased approximately 500 basis points primarily due to higher NIKE Direct margins, favorable changes in standard foreign currency exchange rates and a higher mix of full-price sales, partially offset by higher product costs largely due to increased freight and logistics costs. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Higher demand creation expense was driven by higher advertising and marketing expense. Higher operating overhead expense was primarily due to higher wage-related expenses and higher strategic technology investments.
GREATER CHINA

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,554	$1,614	-4%	-6%	$4,238	$4,432	-4%	-9%
Apparel	548	616	-11%	-13%	1,588	1,775	-11%	-15%
Equipment	58	49	18%	15%	160	150	7%	1%
TOTAL REVENUES	$2,160	$2,279	-5%	-8%	$5,986	$6,357	-6%	-11%
Revenues by:
Sales to Wholesale Customers	$1,241	$1,269	-2%	-5%	$3,251	$3,392	-4%	-9%
Sales through NIKE Direct	919	1,010	-9%	-11%	2,735	2,965	-8%	-13%
TOTAL REVENUES	$2,160	$2,279	-5%	-8%	$5,986	$6,357	-6%	-11%
EARNINGS BEFORE INTEREST AND TAXES	$784	$973	-19%		$2,054	$2,552	-20%
THIRD QUARTER OF FISCAL 2022 COMPARED TO THIRD QUARTER OF FISCAL 2021
On a currency-neutral basis, Greater China revenues for the third quarter of fiscal 2022 decreased 8%, reflecting impacts from supply chain constraints, government restrictions due to COVID-19 as well as ongoing marketplace dynamics. The decrease in revenues was primarily due to lower revenues in Men’s. NIKE Direct revenues decreased 11% due to digital sales declines of 19%, comparable store sales declines of 10%, in part due to reduced physical retail traffic as a result of government restrictions due to COVID-19 as well as ongoing marketplace dynamics, partially offset by the addition of new stores.

Currency-neutral footwear revenues decreased 6%, driven primarily by lower revenues in Men's and Women's, partially offset by growth in the Jordan Brand. Unit sales of footwear increased 2%, while lower ASP per pair reduced footwear revenues by approximately 8 percentage points, driven by lower NIKE Direct and full-price ASPs.
Currency-neutral apparel revenues decreased 13%, due primarily to lower revenues in Men's. Unit sales of apparel decreased 3%, while lower ASP per unit reduced apparel revenues by approximately 10 percentage points, primarily due to lower NIKE Direct and full-price ASPs.
Reported EBIT decreased 19% due to lower revenues, higher selling and administrative expense and gross margin contraction. Gross margin decreased approximately 140 basis points reflecting lower full-price ASP, net of discounts, and lower NIKE Direct margins, partially offset by favorable changes in standard foreign currency exchange rates and lower product costs due to favorable product mix. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Growth in demand creation expense was primarily due to higher advertising and marketing expense. Operating overhead expense increased largely due to higher strategic technology investments and higher wage-related costs.
FIRST NINE MONTHS OF FISCAL 2022 COMPARED TO FIRST NINE MONTHS OF FISCAL 2021
On a currency-neutral basis, Greater China revenues for the first nine months of fiscal 2022 decreased 11%, reflecting impacts from supply chain constraints, government restrictions due to COVID-19 as well as ongoing marketplace dynamics. The decrease in revenues was primarily due to lower revenues in Men’s and Women's. NIKE Direct revenues decreased 13% due to digital sales declines of 19%, comparable store sales declines of 11%, in part due to reduced physical retail traffic as a result of government restrictions due to COVID-19 as well as ongoing marketplace dynamics, partially offset by the addition of new stores.
Currency-neutral footwear revenues decreased 9%, driven primarily by lower revenues in Men's and Women's. Unit sales of footwear decreased 5%, while lower ASP per pair reduced footwear revenues by approximately 4 percentage points, driven by lower NIKE Direct and full-price ASPs.
Currency-neutral apparel revenues decreased 15%, due primarily to lower revenues in Men's and Women's. Unit sales of apparel decreased 8%, while lower ASP per unit reduced apparel revenues by approximately 7 percentage points, primarily due to lower NIKE Direct and full-price ASPs, reflecting higher discounts.
Reported EBIT decreased 20% due to lower revenues, higher selling and administrative expense and gross margin contraction. Gross margin decreased approximately 190 basis points reflecting lower full-price ASP, net of discounts, lower NIKE Direct margins and higher other costs, primarily due to higher warehousing and freight. This activity was partially offset by favorable changes in standard foreign currency exchange rates and lower product costs due to favorable product mix. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Growth in demand creation expense was primarily due to higher advertising and marketing expense. Operating overhead expense increased largely due to higher wage-related costs and higher strategic technology investments.
ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,005	$903	11%	20%	$2,914	$2,652	10%	13%
Apparel	394	365	8%	16%	1,181	1,098	8%	10%
Equipment	62	47	32%	44%	178	135	32%	36%
TOTAL REVENUES	$1,461	$1,315	11%	19%	$4,273	$3,885	10%	13%
Revenues by:
Sales to Wholesale Customers	$860	$846	2%	9%	$2,571	$2,479	4%	6%
Sales through NIKE Direct	601	469	28%	39%	1,702	1,406	21%	25%
TOTAL REVENUES	$1,461	$1,315	11%	19%	$4,273	$3,885	10%	13%
EARNINGS BEFORE INTEREST AND TAXES	$478	$408	17%		$1,347	$1,112	21%
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

THIRD QUARTER OF FISCAL 2022 COMPARED TO THIRD QUARTER OF FISCAL 2021
On a currency-neutral basis, APLA revenues increased 19% for the third quarter of fiscal 2022. The increase was due to higher revenues across nearly all territories, led by Korea, Mexico and SOCO (which comprises Argentina, Chile and Uruguay), which increased 23%, 51% and 43%, respectively. Revenues increased primarily due to higher revenues in Women's and Men’s. NIKE Direct revenues increased 39%, primarily due to digital sales growth of 61%, comparable store sales growth of 17%, in part due to improved physical retail traffic, and the addition of new stores.
Currency-neutral footwear revenues increased 20%, due primarily to higher revenues in Women's. Unit sales of footwear increased 9%, while higher ASP per pair contributed approximately 11 percentage points of footwear revenue growth. Higher ASP per pair was driven by higher NIKE Direct ASP and the favorable impact of growth in our NIKE Direct business, as well as higher full-price and off-price ASPs. Higher ASPs, in part, reflect inflationary conditions in our SOCO territory.
Currency-neutral apparel revenues increased 16%, due primarily to higher revenues in Men's. Unit sales of apparel increased 15%, while higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth, driven by higher off-price ASP and a higher mix of full-price sales, partially offset by lower full-price ASP. Higher ASPs, in part, reflect inflationary conditions in our SOCO territory.
Reported EBIT increased 17% for the third quarter of fiscal 2022, as higher revenues and gross margin expansion more than offset higher selling and administrative expense. Gross margin increased approximately 230 basis points primarily due to favorable changes in standard foreign currency exchange rates, higher margins and the favorable impact of growth in our NIKE Direct business, as well as lower product costs and a higher mix of full-price sales. This activity was partially offset by lower full-price ASP, net of discounts. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Higher operating overhead expense was primarily due to an increase in NIKE Direct strategic technology investments, as well as higher wage-related expenses. The increase in demand creation expense was primarily due to higher digital marketing investments to support heightened digital demand.
FIRST NINE MONTHS OF FISCAL 2022 COMPARED TO FIRST NINE MONTHS OF FISCAL 2021
On a currency-neutral basis, APLA revenues increased 13% for the first nine months of fiscal 2022. The increase was due to higher revenues across nearly all territories, driven by SOCO, Mexico and Korea, which increased 61%, 31% and 13%, respectively. Revenues increased primarily due to higher revenues in Men’s and Women's. NIKE Direct revenues increased 25%, primarily due to digital sales growth of 48% and comparable store sales growth of 10%, partially offset by store closures.
Currency-neutral footwear revenues increased 13%, due primarily to higher revenues in Women's. Unit sales of footwear decreased 1%, while higher ASP per pair contributed approximately 14 percentage points of footwear revenue growth. Higher ASP per pair was driven by higher NIKE Direct ASP, higher full-price ASP, reflecting lower discounts, higher off-price ASP and a higher mix of full-price sales. Higher ASPs, in part, reflect inflationary conditions in our SOCO territory.
Currency-neutral apparel revenues increased 10%, due primarily to higher revenues in Men's. Unit sales of apparel remained flat, while higher ASP per unit contributed approximately 10 percentage points of apparel revenue growth, driven by higher NIKE Direct, full-price and off-price ASPs, as well as a higher mix of full-price sales. Higher ASPs, in part, reflect inflationary conditions in our SOCO territory.
Reported EBIT increased 21% for the first nine months of fiscal 2022, as higher revenues and gross margin expansion more than offset higher selling and administrative expense. Gross margin increased approximately 420 basis points primarily due to higher margins and the favorable impact of growth in our NIKE Direct business, lower product costs, lower other costs, a higher mix of full-price sales and higher full-price ASP due to lower discounts. The decrease in other costs was primarily due to the favorable rate impact of fixed supply chain costs on a higher volume of wholesale shipments, as well as lower inventory obsolescence. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Higher demand creation expense was primarily due to higher digital marketing investments to support heightened digital demand. The increase in operating overhead expense was primarily due to an increase in NIKE Direct strategic technology investments, lower bad debt recoveries and higher wage-related expenses.

GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$41	$6	583%	561%	$54	$18	200%	206%
Earnings (Loss) Before Interest and Taxes	$(975)	$(852)	-14%		$(3,033)	$(2,546)	-19%
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
THIRD QUARTER OF FISCAL 2022 COMPARED TO THIRD QUARTER OF FISCAL 2021
Global Brand Divisions' loss before interest and taxes increased 14% for the third quarter of fiscal 2022 driven by higher operating overhead and higher demand creation expense. Higher operating overhead expense was primarily due to an increase in strategic technology investments. Higher demand creation expense was primarily due to higher advertising and marketing expense as well as higher digital marketing investments to support heightened digital demand.
FIRST NINE MONTHS OF FISCAL 2022 COMPARED TO FIRST NINE MONTHS OF FISCAL 2021
Global Brand Divisions' loss before interest and taxes increased 19% for the first nine months of fiscal 2022 driven by higher operating overhead and higher demand creation expense. Higher operating overhead expense was primarily due to an increase in strategic technology investments as well as continued investment in digital capabilities. Higher demand creation expense was primarily due to higher advertising and marketing expense.
CONVERSE

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$503	$513	-2%	1%	$1,555	$1,442	8%	7%
Apparel	29	28	4%	2%	87	82	6%	3%
Equipment	7	6	17%	6%	21	22	-5%	-11%
Other(1)	28	23	22%	25%	90	63	43%	44%
TOTAL REVENUES	$567	$570	-1%	2%	$1,753	$1,609	9%	8%
Revenues by:
Sales to Wholesale Customers	$303	$366	-17%	-14%	$975	$998	-2%	-3%
Sales through Direct to Consumer	236	181	30%	32%	688	548	26%	25%
Other(1)	28	23	22%	25%	90	63	43%	44%
TOTAL REVENUES	$567	$570	-1%	2%	$1,753	$1,609	9%	8%
EARNINGS BEFORE INTEREST AND TAXES	$168	$150	12%		$504	$405	24%
(1)Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.
THIRD QUARTER OF FISCAL 2022 COMPARED TO THIRD QUARTER OF FISCAL 2021
On a currency-neutral basis, Converse revenues increased 2% for the third quarter of fiscal 2022 as revenue growth in North America and Western Europe was partially offset by declines in Asia. Wholesale revenues decreased 14%, primarily due to ongoing marketplace dynamics in China and global supply chain constraints, while direct to consumer revenues increased 32%. Combined unit sales within the wholesale and direct to consumer channels decreased 10%, while ASP increased 11%, driven by higher full price ASP, due to lower discounts and growth in direct to consumer.
Reported EBIT increased 12%, driven by gross margin expansion, partially offset by higher selling and administrative expense. Gross margin increased approximately 410 basis points as decreased promotions and higher margins in direct to consumer, favorable changes in standard foreign currency exchange rates, and higher ASP net of discounts were partially offset by higher product costs due to increased freight and logistics costs. Selling and administrative expense increased due to higher operating overhead expense as a result of an increase in professional services costs. Demand creation expense was relatively flat compared to the prior year.
FIRST NINE MONTHS OF FISCAL 2022 COMPARED TO FIRST NINE MONTHS OF FISCAL 2021
On a currency-neutral basis, Converse revenues increased 8% for the first nine months of fiscal 2022 as revenue growth in North America, Western Europe and licensee markets more than offset declines in Asia. Wholesale revenues decreased 3%, primarily due to ongoing marketplace dynamics in China and global supply chain constraints, while direct to consumer revenues increased 25%. Combined unit sales within the wholesale and direct to consumer channels decreased 5%, while ASP increased 11%, driven by higher full price ASP, due to lower discounts and growth in direct to consumer.
Reported EBIT increased 24%, driven by higher revenues and gross margin expansion, partially offset by higher selling and administrative expense. Gross margin increased approximately 330 basis points as higher margins in direct to consumer, favorable changes in standard foreign currency exchange rates, growth in licensee revenues, and higher ASP were slightly offset by higher product costs due to increased freight, duty and logistics costs. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Operating overhead expense increased primarily due to an increase in professional services costs, while demand creation expense increased primarily due to higher advertising and marketing expense.

CORPORATE

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2022	2021	% CHANGE	2022	2021	% CHANGE
Revenues	$(19)	$14	—	$(56)	$53	—
Earnings (Loss) Before Interest and Taxes	$(412)	$(482)	15%	$(1,460)	$(1,697)	14%
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
THIRD QUARTER OF FISCAL 2022 COMPARED TO THIRD QUARTER OF FISCAL 2021
Corporate's loss before interest and taxes decreased $70 million for the third quarter of fiscal 2022, primarily due to the following:
•a favorable change in net foreign currency gains and losses of $87 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net;
•an unfavorable change of $58 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin; and
•a favorable change of $41 million, primarily due to higher restructuring-related costs related to our organizational realignment in the prior year.
FIRST NINE MONTHS OF FISCAL 2022 COMPARED TO FIRST NINE MONTHS OF FISCAL 2021
Corporate's loss before interest and taxes decreased $237 million for the first nine months of fiscal 2022, primarily due to the following:
•a favorable change of $206 million largely due to higher restructuring-related costs associated with our organizational realignment as well as a net incremental charge related to our planned, strategic distributor partnership transition within APLA, both of which occurred in the prior year, partially offset by higher-wage related expenses in the first nine months of fiscal 2022;
•a favorable change in net foreign currency gains and losses of $125 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and
•an unfavorable change of $94 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin.
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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the three and nine months ended February 28, 2022, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K.
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
TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $280 million and a benefit $165 million for the three and nine months ended February 28, 2022, respectively, and a benefit of approximately $357 million and $430 million for the three and nine months ended February 28, 2021, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $84 million and a benefit of $45 million for the three and nine months ended February 28, 2022, respectively, and a benefit of approximately $109 million and $143 million for the three and nine months ended February 28, 2021, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Argentina subsidiary within our APLA operating segment is operating in a hyper-inflationary market. As a result, beginning in the second quarter of fiscal 2019, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. Dollar. As of and for the three and nine months ended February 28, 2022, this change did not have a material impact on our results of operations or financial condition, and we do not anticipate it will have a material impact in future periods based on current rates.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had a favorable impact of approximately $3 million and $170 million on our Income before income taxes for the three and nine months ended February 28, 2022, respectively.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $4,037 million for the first nine months of fiscal 2022, compared to $4,645 million for the first nine months of fiscal 2021. Net income, adjusted for non-cash items, generated $5,387 million of operating cash inflow for the first nine months of fiscal 2022, compared to $4,840 million for the first nine months of fiscal 2021. The net change in working capital and other assets and liabilities resulted in a decrease to Cash provided (used) by operations of $1,350 million for the first nine months of fiscal 2022 compared to $195 million for the first nine months of fiscal 2021. For the first nine months of fiscal 2022, the net change in working capital compared to the prior year was primarily driven by unfavorable impacts to Cash provided (used) by operations from Inventories of $1,546 million, partially offset by favorable impacts from Accounts receivable of $1,303 million. These changes are, in part, due to supply chain constraints, which caused higher levels of in-transit inventory and therefore a lower supply of available inventory to meet consumer demand.
Cash provided (used) by investing activities was an outflow of $1,711 million for the first nine months of fiscal 2022, compared to $3,987 million for the first nine months of fiscal 2021, primarily driven by the net change in short-term investments. For the first nine months of fiscal 2022, the net change in short-term investments (including sales, maturities and purchases) resulted in a cash outflow of $1,156 million compared to a cash outflow of $3,650 million for the first nine months of fiscal 2021.
Cash provided (used) by financing activities was an outflow of $3,456 million for the first nine months of fiscal 2022 compared to $612 million for the first nine months of fiscal 2021. The increased outflow in the first nine months of fiscal 2022 was driven by our resumption of the share repurchase program in the fourth quarter of fiscal 2021, resulting in $2,923 million of share repurchases for the first nine months of fiscal 2022 compared to no share repurchases in the first nine months of fiscal 2021.
During the first nine months of fiscal 2022, we repurchased 18.9 million shares of NIKE's Class B Common Stock for $2.9 billion (an average price of $155.28 per share) under the four-year, $15 billion share repurchase program approved by the Board of Directors in June 2018. As of February 28, 2022, we had repurchased 68.9 million shares at a cost of approximately $7.6 billion (an average price of $110.31 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flows and excess cash. The timing and the amount of share repurchases will be dictated by our capital needs and stock market conditions.
CAPITAL RESOURCES
On July 23, 2019, we filed a shelf registration statement (the “Shelf”) with the U.S. Securities and Exchange Commission (SEC) which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 23, 2022.
As of February 28, 2022, our committed credit facilities were unchanged from the information previously reported on Form 10-K for the fiscal year ended May 31, 2021. We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes. As of February 28, 2022, we were in full compliance with the covenants under our facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future. As of February 28, 2022 and May 31, 2021, no amounts were outstanding under our committed credit facilities.

On March 11, 2022, subsequent to the end of the third quarter of fiscal 2022, we entered into a 364-day committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings, with the option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 10, 2023, with an option to extend the maturity date an additional 364 days. This facility replaces the prior $1 billion 364-day credit facility agreement entered into on March 15, 2021, which would have matured on March 14, 2022. Refer to Note 5 — Short-Term Borrowings and Credit Lines for more information.
On March 11, 2022, we also entered into a five-year committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, with the option to increase borrowings up to $3 billion in total with lender approval. The facility matures on March 11, 2027, with options to extend the maturity date up to an additional two years. This facility replaces the prior $2 billion five-year credit facility agreement entered into on August 16, 2019, which would have matured on August 16, 2024. Refer to Note 5 — Short-Term Borrowings and Credit Lines for more information.
Liquidity was also provided by our $3 billion commercial paper program. As of and for the three months ended February 28, 2022, we did not have any borrowings outstanding under our $3 billion program. We may issue commercial paper or other debt securities depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
To date, in fiscal 2022, we have not experienced difficulty accessing the credit markets; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of February 28, 2022, we had cash, cash equivalents and short-term investments totaling $13.5 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of February 28, 2022, the weighted average days to maturity of our cash equivalents and short-term investments portfolio was 59 days.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of February 28, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2022.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2018, the Board of Directors approved a four-year, $15 billion share repurchase program. As of February 28, 2022, the Company had repurchased 68.9 million shares at an average price of $110.31 per share for a total approximate cost of $7.6 billion under this program.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended February 28, 2022:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
December 1 — December 31, 2021	2,016,185	$167.00	$8,284
January 1 — January 31, 2022	2,619,600	$149.40	$7,893
February 1 — February 28, 2022	3,455,583	$143.00	$7,399
	8,091,368	$151.05

ITEM 6. EXHIBITS
(a) EXHIBITS:

3.	Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 19, 2020).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
10.1
Credit Agreement, dated as of March 11, 2022, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, and the other Banks named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 14, 2022).

10.2
Credit Agreement, dated as of March 11, 2022, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, and the other Banks named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 14, 2022).

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

NIKE, INC. an Oregon Corporation
By:	/s/ MATTHEW FRIEND Matthew Friend Chief Financial Officer and Authorized Officer
Date:	April 5, 2022