Form 10-K
period 2022-05-31
NIKE, Inc.
filed 2022-07-21
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 2022

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
☑
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of November 30, 2021, the aggregate market values of the Registrant's Common Stock held by non-affiliates were:
Class A	$12,101,887,328
Class B	215,898,023,875
$227,999,911,203

As of July 8, 2022, the number of shares of the Registrant's Common Stock outstanding were:
Class A	304,903,252
Class B	1,263,652,653
1,568,555,905
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on September 9, 2022, are incorporated by reference into Part III of this Report.

NIKE, INC.
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
GENERAL
NIKE, Inc. was incorporated in 1967 under the laws of the State of Oregon. As used in this report, the terms “we,” “us,” “NIKE” and the “Company” refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, collectively, unless the context indicates otherwise. Our NIKE digital commerce website is located at www.nike.com. On our NIKE corporate website, located at investors.nike.com, we post the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended. Our definitive Proxy Statements are also posted on our corporate website. All such filings on our corporate website are available free of charge. Copies of these filings are also available on the SEC's website (www.sec.gov). Also available on our corporate website are the charters of the committees of our Board of Directors, as well as our corporate governance guidelines and code of ethics; copies of any of these documents will be provided in print to any shareholder who submits a request in writing to NIKE Investor Relations, One Bowerman Drive, Beaverton, Oregon 97005-6453. Information contained on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Our principal business activity is the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE is the largest seller of athletic footwear and apparel in the world. We sell our products through NIKE Direct operations, which are comprised of both NIKE-owned retail stores and sales through our digital platforms (also referred to as "NIKE Brand Digital"), to retail accounts and to a mix of independent distributors, licensees and sales representatives in virtually all countries around the world. We also offer interactive consumer services and experiences through our digital platforms. Virtually all of our products are manufactured by independent contractors. Nearly all footwear and apparel products are manufactured outside the United States, while equipment products are manufactured both in the United States and abroad.
All references to fiscal 2022, 2021, 2020 and 2019 are to NIKE, Inc.'s fiscal years ended May 31, 2022, 2021, 2020 and 2019, respectively. Any references to other fiscal years refer to a fiscal year ending on May 31 of that year.
PRODUCTS
Our NIKE Brand product offerings are aligned around our consumer construct focused on Men’s, Women’s and Kids’. We also design products specifically for the Jordan Brand and Converse. We believe this approach allows us to create products that better meet individual consumer needs while accelerating our largest growth opportunities.
NIKE’s athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on innovation and high-quality construction in the development and manufacturing of our products. Our Men’s, Women’s and Jordan Brand footwear products currently lead in footwear sales and we expect them to continue to do so.
We also sell sports apparel, which features the same trademarks and are sold predominantly through the same marketing and distribution channels as athletic footwear. Our sports apparel, similar to our athletic footwear products, is designed primarily for athletic use, although many of the products are worn for casual or leisure purposes, and demonstrates our commitment to innovation and high-quality construction. Our Men’s and Women’s apparel products currently lead in apparel sales and we expect them to continue to do so. We often market footwear, apparel and accessories in “collections” of similar use or by category. We also market apparel with licensed college and professional team and league logos.
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

2022 FORM 10-K 1

Our Jordan Brand designs, distributes and licenses athletic and casual footwear, apparel and accessories predominantly focused on basketball performance and culture using the Jumpman trademark. Sales and operating results for Jordan Brand products are reported within the respective NIKE Brand geographic operating segments.
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
We also offer interactive consumer services and experiences as well as digital products through our digital platforms, including fitness and activity apps; sport, fitness and wellness content; and digital services and features in retail stores that enhance the consumer experience.
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
OUR MARKETS
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
UNITED STATES MARKET
For fiscal 2022, NIKE Brand and Converse sales in the United States accounted for approximately 40% of total revenues, compared to 39% for both fiscal 2021 and fiscal 2020. We sell our NIKE Brand, Jordan Brand and Converse products to thousands of retail accounts in the United States, including a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops and other retail accounts. In the United States, we utilize NIKE sales offices to solicit such sales. During fiscal 2022, our three largest United States customers accounted for approximately 22% of sales in the United States.
Our NIKE Direct and Converse direct to consumer operations sell NIKE Brand, Jordan Brand and Converse products to consumers through various digital platforms. In addition, our NIKE Direct and Converse direct to consumer operations sell products through the following number of retail stores in the United States:

U.S. RETAIL STORES	NUMBER
NIKE Brand factory stores	209
NIKE Brand in-line stores (including employee-only stores)	48
Converse stores (including factory stores)	87
TOTAL	344
2022 FORM 10-K 2

In the United States, NIKE has eight significant distribution centers. Five are located in or near Memphis, Tennessee, two of which are owned and three of which are leased. Two other distribution centers, one located in Indianapolis, Indiana and one located in Dayton, Tennessee, are leased and operated by third-party logistics providers. One distribution center for Converse is located in Ontario, California, which is leased. There are other smaller distribution facilities located in various parts of the United States, some of which are leased or operated by third parties.
INTERNATIONAL MARKETS
For fiscal 2022, non-U.S. NIKE Brand and Converse sales accounted for approximately 60% of total revenues, compared to 61% for fiscal 2021 and fiscal 2020. We sell our products to retail accounts through our own NIKE Direct operations and through a mix of independent distributors, licensees and sales representatives around the world. We sell to thousands of retail accounts and ship products from 72 distribution centers outside of the United States. During fiscal 2022, NIKE's three largest customers outside of the United States accounted for approximately 14% of total non-U.S. sales.
In addition to NIKE-owned and Converse-owned digital commerce platforms in over 45 countries, our NIKE Direct and Converse direct to consumer businesses operate the following number of retail stores outside the United States:

NON-U.S. RETAIL STORES	NUMBER
NIKE Brand factory stores	597
NIKE Brand in-line stores (including employee-only stores)	47
Converse stores (including factory stores)	58
TOTAL	702
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
SIGNIFICANT CUSTOMER
No customer accounted for 10% or more of our consolidated net Revenues during fiscal 2022.
PRODUCT RESEARCH, DESIGN AND DEVELOPMENT
We believe our research, design and development efforts are key factors in our success. Technical innovation in the design and manufacturing process of footwear, apparel and athletic equipment receives continued emphasis as we strive to produce products that help to enhance athletic performance, reduce injury and maximize comfort, while decreasing our environmental impact.
In addition to our own staff of specialists in the areas of biomechanics, chemistry, exercise physiology, engineering, digital technologies, industrial design, sustainability and related fields, we also utilize research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists, physicians and other experts who consult with us and review certain designs, materials and concepts for product and manufacturing, design and other process improvements and compliance with product safety regulations around the world. Employee athletes, athletes engaged under sports marketing contracts and other athletes wear-test and evaluate products during the design and development process.
As we continue to develop new technologies, we are simultaneously focused on the design of innovative products and experiences incorporating such technologies throughout our product categories and consumer applications. Using market intelligence and research, our various design teams identify opportunities to leverage new technologies in existing categories to respond to consumer preferences. The proliferation of Nike Air, Zoom, Nike Free, Flywire, Dri-Fit, Flyknit, FlyEase, ZoomX, Air Max, Nike React and Nike Adapt technologies, among others, typifies our dedication to designing innovative products.
MANUFACTURING
Virtually all of our footwear and apparel products are manufactured outside the United States by independent manufacturers with whom we contract and refer to as “contract manufacturers.” Many of these contract manufacturers operate multiple finished goods contract factories. We are also supplied, primarily indirectly, by a number of materials, or “Tier 2,” suppliers, who provide the principal materials used in footwear and apparel finished goods products. As of May 31, 2022, we had 139 strategic Tier 2 suppliers.

2022 FORM 10-K 3

As of May 31, 2022, we were supplied by 120 finished goods footwear contract factories located in 11 countries. For fiscal 2022, contract factories in Vietnam, Indonesia and China manufactured approximately 44%, 30% and 20% of total NIKE Brand footwear, respectively. The largest single footwear contract factory accounted for approximately 8% of total fiscal 2022 NIKE Brand footwear production. For fiscal 2022, four footwear contract manufacturers each accounted for greater than 10% of footwear production and in the aggregate accounted for approximately 58% of NIKE Brand footwear production.
As of May 31, 2022, we were supplied by 279 finished goods apparel contract factories located in 33 countries. For fiscal 2022, contract factories in Vietnam, China and Cambodia manufactured approximately 26%, 20% and 16% of total NIKE Brand apparel, respectively. The largest single apparel contract factory accounted for approximately 10% of total fiscal 2022 NIKE Brand apparel production. For fiscal 2022, two apparel contract manufacturers each accounted for more than 10% of apparel production, and the top five contract manufacturers in the aggregate accounted for approximately 54% of NIKE Brand apparel production.
NIKE’s contract manufacturers buy raw materials for the manufacturing of our footwear, apparel and equipment products. Most raw materials are available and purchased by those contract manufacturers in the countries where manufacturing takes place.
The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, natural and synthetic leather, nylon, polyester and natural fiber textiles, as well as polyurethane films used to make NIKE Air-Sole cushioning components. During fiscal 2022, Air Manufacturing Innovation, a wholly-owned subsidiary, with facilities near Beaverton, Oregon, in Dong Nai Province, Vietnam, and St. Charles, Missouri, as well as contract manufacturers in China and Vietnam, were our suppliers of NIKE Air-Sole cushioning components used in footwear.
The principal materials used in our apparel products are natural and synthetic fabrics, yarns and threads (both virgin and recycled); specialized performance fabrics designed to efficiently wick moisture away from the body, retain heat and repel rain and/or snow; and plastic and metal hardware.
In fiscal 2022, COVID-19 had impacts throughout our supply chain, including loss of production as well as production and transportation delays. However, COVID-19 has not materially impacted the number or concentration of finished goods factories, contract manufacturers, or Tier 2 suppliers in countries where we source footwear and apparel products. Despite competition for certain materials during fiscal 2022, contract manufacturers were able to source sufficient quantities of raw materials for use in our footwear and apparel products. Refer to Item 1A. Risk Factors, for additional discussion of the impact of COVID-19 and sourcing risks on our business.
Since 1972, Sojitz Corporation of America (“Sojitz America”), a large Japanese trading company and the sole owner of our redeemable preferred stock, has performed import-export financing services for us.
INTERNATIONAL OPERATIONS AND TRADE
Our international operations and sources of supply are subject to the usual risks of doing business abroad, such as the implementation of, or potential changes in, foreign and domestic trade policies, increases in import duties, anti-dumping measures, quotas, safeguard measures, trade restrictions, restrictions on the transfer of funds and, in certain parts of the world, political tensions, instability, conflicts, nationalism and terrorism, and resulting sanctions and other measures imposed in response to such issues. We have not, to date, been materially affected by any such risk but cannot predict the likelihood of such material effects occurring in the future.
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
We monitor protectionist trends and developments throughout the world that may materially impact our industry, and we engage in administrative and judicial processes to mitigate trade restrictions. We are actively monitoring actions that may result in additional anti-dumping measures and could affect our industry. We are also monitoring for and advocating against other impediments that may limit or delay customs clearance for imports of footwear, apparel and equipment. NIKE also advocates for trade liberalization for footwear and apparel in a number of regional and bilateral free trade agreements. Changes in, and responses to, U.S. trade policies, including the imposition of tariffs or penalties on imported goods or retaliatory measures by other countries, have negatively affected, and could in the future negatively affect, U.S. corporations, including NIKE, with business operations and/or consumer markets in those countries, which could also make it necessary for us to change the way we conduct business, either of which may have an adverse effect on our business, financial condition or our results of operations. In addition, with respect to proposed trade restrictions, we work with a broad coalition of global businesses and trade associations representing a wide variety of sectors to help ensure that any legislation enacted and implemented (i) addresses
2022 FORM 10-K 4

legitimate and core concerns, (ii) is consistent with international trade rules and (iii) reflects and considers domestic economies and the important role they may play in the global economic community.
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
Our international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act, or "FCPA", and other anti-bribery laws applicable to our operations. We source a significant portion of our products from, and have important consumer markets, outside of the United States. We have an ethics and compliance program to address compliance with the FCPA and similar laws by us, our employees, agents, suppliers and other partners. Refer to Item 1A. Risk Factors for additional information on risks relating to our international operations.
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
We use trademarks on nearly all of our products and packaging, and in our marketing materials, and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying our brands and the Company, and in distinguishing our goods from the goods of others. We consider our NIKE and Swoosh Design trademarks to be among our most valuable assets and we have registered these trademarks in over 190 jurisdictions worldwide. In addition, we own many other trademarks that we use in marketing our products. We own common law rights in the trade dress of several distinctive shoe designs and elements. For certain trade dress, we have sought and obtained trademark registrations.
We have copyright protection in our designs, graphics, software applications, digital goods and other original works. When appropriate, we also obtain registered copyrights.
We file for, own and maintain many U.S. and foreign utility and design patents protecting components, technologies, materials, manufacturing techniques, features, functionality, and industrial designs used in and for the manufacture of various athletic, performance, and leisure footwear and apparel, including physical and digital versions thereof, athletic equipment, and digital devices, and related software applications. These patents expire at various times.
We believe our success depends upon our capabilities in areas such as design, research and development, production and marketing and is supported and protected by our intellectual property rights, such as trademarks, utility and design patents, copyrights, and trade secrets, among others.

2022 FORM 10-K 5

We have followed a policy of applying for and registering intellectual property rights in the United States and select foreign countries on trademarks, inventions, innovations and designs that we deem valuable. We also continue to vigorously protect our intellectual property, including trademarks, patents and trade secrets against third-party infringement and misappropriation.
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
CULTURE
Each employee shapes NIKE’s culture through behaviors and practices. This starts with our Maxims, which represent our core values and, along with our Code of Conduct, feature the fundamental behaviors that help anchor, inform and guide us and apply to all employees. Our mission is to bring inspiration and innovation to every athlete in the world, which includes the belief that if you have a body, you are an athlete. We aim to do this by creating groundbreaking sport innovations, making our products more sustainably, building a creative and diverse global team, supporting the well-being of our employees and making a positive impact in communities where we live and work. Our mission is aligned with our deep commitment to maintaining an environment where all NIKE employees have the opportunity to reach their full potential, to connect to our brands and to shape the culture in which they work. We believe providing for growth and retention of our employees is essential in fostering such a culture and are dedicated to giving access to training programs and career development opportunities, including trainings on NIKE’s values, history and business, trainings on developing leadership skills at all levels, tools and resources for managers and qualified tuition reimbursement opportunities.
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
As part of our commitment to make a positive impact on our communities, we maintain a goal of investing 2% of our prior fiscal year’s pre-tax income into global communities, up from 1.5% in fiscal 2021. The focus of this investment continues to be inspiring kids to be active through play and sport as well as uniting and inspiring communities to create a better and more equitable future for all. Our community investments are an important part of our culture in that we also support employees in giving back to community organizations through donations and volunteering, which are matched by the NIKE Foundation where eligible.
EMPLOYEE BASE
As of May 31, 2022, we had approximately 79,100 employees worldwide, including retail and part-time employees. We also utilize independent contractors and temporary personnel to supplement our workforce.
None of our employees are represented by a union, except certain employees in the EMEA and APLA geographies are members of and/or represented by trade unions, as allowed or required by local law and/or collective bargaining agreements. Also, in some countries outside of the United States, local laws require employee representation by works councils (which may be entitled to information and consultation on certain subsidiary decisions) or by organizations similar to a union. In certain European countries, we are required by local law to enter into, and/or comply with, industry-wide or national collective bargaining agreements. NIKE has never experienced a material interruption of operations due to labor disagreements.
DIVERSITY, EQUITY AND INCLUSION (DE&I)
DE&I is a strategic priority for NIKE and we are committed to having an increasingly diverse team and culture. We aim to foster an inclusive workplace through recruitment, development and retention of diverse talent with the goal of expanding representation across all dimensions of diversity over the long term. We remain committed to the targets announced in fiscal 2021 for the Company to work toward by fiscal 2025, including increasing representation of women in our global corporate workforce and leadership positions, as well as increasing representation of U.S. racial and ethnic minorities in our U.S. corporate workforce and at the Director level and above.
We continue to enhance our efforts to recruit diverse talent through our traditional channels and have launched new initiatives, such as partnerships with athletes and sports-related organizations to create apprenticeship programs and new partnerships with
2022 FORM 10-K 6

organizations, colleges and universities that serve diverse populations. Additionally, we are prioritizing DE&I education so that all NIKE employees and leaders have the cultural awareness and understanding to build diverse and inclusive teams. We also have Employee Networks, collectively known as NikeUNITED, representing various employee groups.
Our DE&I focus extends beyond our workforce and includes our communities, which we support in a number of ways. We have committed to investments that aim to address racial inequality and improve diversity and representation in our communities. We also are leveraging our global scale to accelerate business diversity, including investing in business training programs for women and increasing the proportion of services supplied by minority-owned businesses.
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
•We provide comprehensive family care benefits in the U.S. and globally where practicable, including family planning coverage, backup care and child/elder care assistance as well as an income-based childcare subsidy for eligible employees.
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
•We provide transgender healthcare coverage for eligible employees covered on the U.S. Health Plan, including access to both restorative services and personal care.
COVID-19 RESPONSE
Since the start of the COVID-19 pandemic, the health and safety of our employees has remained a priority. We have continued to follow and communicate guidance provided by the Centers for Disease Control and Prevention (CDC) and local public health authorities, as well as mandates set by state and local law as a part of our continued response and focus on mitigating the spread of COVID-19. We developed a comprehensive risk assessment, infection control plans, and employee education campaigns. Our robust health and safety measures have included staffing a team of fully dedicated contact tracers, sourcing and distributing over 1 million NIKE face coverings to teammates worldwide, facilitating access to COVID-19 testing, and offering on-site vaccination clinics in collaboration with local public health agencies. As the pandemic continues, we continue to strongly encourage that all employees become fully vaccinated. We continue to support our employees by offering all eligible employees paid COVID-19 sick leave for two weeks, in addition to existing paid time off benefits and legally mandated sick leave programs, which covers physical health, mental and emotional well-being and care for a family member. We also provide the option for employees to utilize up to two weeks of paid time off in advance of accrued balances, if needed.
Additional information related to our human capital strategy can be found in our FY21 NIKE, Inc. Impact Report, which is available on the Impact section of our website. Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

2022 FORM 10-K 7

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of NIKE, Inc. as of July 21, 2022, are as follows:

Mark G. Parker, Executive Chairman — Mr. Parker, 66, is Executive Chairman of the Board of Directors and served as President and Chief Executive Officer from 2006 - January 2020. He has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing and brand management. Mr. Parker was appointed divisional Vice President in charge of product development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998 and President of the NIKE Brand in 2001.

John J. Donahoe II, President and Chief Executive Officer — Mr. Donahoe, 62, was appointed President and Chief Executive Officer in January 2020 and has been a director since 2014. He brings expertise in digital commerce, technology and global strategy. He previously served as President and Chief Executive Officer at ServiceNow, Inc. Prior to joining ServiceNow, Inc., he served as President and Chief Executive Officer of eBay, Inc. He also held leadership roles at Bain & Company for two decades.

Andrew Campion, Chief Operating Officer — Mr. Campion, 50, joined NIKE in 2007 as Vice President of Global Planning and Development, leading strategic and financial planning. He was appointed Chief Financial Officer of the NIKE Brand in 2010, responsible for leading all aspects of financial management for the Company's flagship brand. In 2014, he was appointed Senior Vice President, Strategy, Finance and Investor Relations. Mr. Campion assumed the role of Executive Vice President and Chief Financial Officer in August 2015. In April 2020, he was appointed Chief Operating Officer and leads NIKE's global technology and digital transformation, demand and supply management, manufacturing, distribution and logistics, sustainability, workplace design and connectivity, and procurement. Prior to joining NIKE, he held leadership roles in strategic planning, mergers and acquisitions, financial planning and analysis, operations and planning, investor relations and tax at The Walt Disney Company.

Matthew Friend, Executive Vice President and Chief Financial Officer — Mr. Friend, 44, joined NIKE in 2009 as Senior Director of Corporate Strategy and Development, and was appointed Chief Financial Officer of Emerging Markets in 2011. In 2014, Mr. Friend was appointed Chief Financial Officer of Global Categories, Product and Functions, and was subsequently appointed Chief Financial Officer of the NIKE Brand in 2016. He was also appointed Vice President of Investor Relations in 2019. Mr. Friend was appointed as Executive Vice President and Chief Financial Officer of NIKE, Inc. in April 2020. Prior to joining NIKE, he worked in the financial industry including roles as VP of investment banking and mergers and acquisitions at Goldman Sachs and Morgan Stanley.

Ann M. Miller, Executive Vice President, Chief Legal Officer — Ms. Miller, 48, joined NIKE in 2007 and serves as EVP, Chief Legal Officer for NIKE, Inc. In her capacity as Chief Legal Officer, she oversees all legal, compliance, government & public affairs, social community impact, security, resilience and investigation matters of the Company. For the past six years, she served as Vice President, Corporate Secretary and Chief Ethics & Compliance Officer. She previously served as Converse's General Counsel, and brings more than 20 years of legal and business expertise to her role. Prior to joining NIKE, Ms. Miller worked at the law firm Sullivan & Cromwell.

Monique S. Matheson, Executive Vice President, Chief Human Resources Officer — Ms. Matheson, 55, joined NIKE in 1998, with primary responsibilities in the human resources function. She was appointed as Vice President and Senior Business Partner in 2011 and Vice President, Chief Talent and Diversity Officer in 2012. Ms. Matheson was appointed Executive Vice President, Global Human Resources in 2017.

Heidi O'Neill, President of Consumer and Marketplace — Ms. O'Neill, 57, joined NIKE in 1998, and held a variety of leadership roles, including President of NIKE Direct, where she was responsible for NIKE's connection to its consumer globally through the Company's retail and digital-commerce business. She also led NIKE's women's business for seven years, growing it into a multi-billion dollar business, and leading the Company's North America apparel business as VP/GM. Ms. O'Neill was appointed as President of Consumer and Marketplace in April 2020 and is responsible for NIKE's Direct business, including all stores, e-commerce and apps globally.

2022 FORM 10-K 8

ITEM 1A. RISK FACTORS
Special Note Regarding Forward-Looking Statements and Analyst Reports
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating or financial results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic; international, national and local political, civil, economic and market conditions; the size and growth of the overall athletic or leisure footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic or leisure footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; our ability to execute on our sustainability strategy and achieve our sustainability-related goals and targets, including sustainable product offerings; difficulties in implementing, operating and maintaining NIKE’s increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials, labor and energy used to manufacture products; new product development and introduction; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity and an inability to maintain NIKE’s reputation and brand image, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE’s debt ratings; changes in business strategy or development plans; general risks associated with doing business outside of the United States, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, sanctions, political and economic instability, conflicts and terrorism; the potential impact of new and existing laws, regulations or policy, including, without limitation, tariffs, import/export, trade, wage and hour or labor and immigration regulations or policies; changes in government regulations; the impact of, including business and legal developments relating to, climate change, extreme weather conditions and natural disasters; litigation, regulatory proceedings, sanctions or any other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel or our corporate culture, values or purpose; the effects of NIKE’s decision to invest in or divest of businesses or capabilities and other factors referenced or incorporated by reference in this report and other reports.
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

2022 FORM 10-K 9

Economic and Industry Risks
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
•Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain (such as cotton or petroleum derivatives) could have a material adverse effect on our costs, gross margins and profitability. In addition, supply chain issues caused by factors including the COVID-19 pandemic and geopolitical conflicts have impacted and may continue to impact the availability, pricing and timing for obtaining commodities and raw materials.
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
Our financial condition and results of operations have been, and could in the future be, adversely affected by the COVID-19 pandemic.
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. The COVID-19 pandemic and preventative measures taken to contain or mitigate the pandemic have caused, and may in the future cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets, both globally and in the United States. These events have led to and could again lead to adverse impacts to our global supply chain, factory cancellation costs, store closures, and a decline in retail traffic and discretionary spending by consumers and, in turn, materially impact our business, sales, financial condition and results of operations as well as cause a volatile effective tax rate driven by changes in the mix of earnings across our jurisdictions. We cannot predict whether, and to what degree, our sales, operations and financial results could in the future be affected by the pandemic and preventative measures. Risks presented by the COVID-19 pandemic include, but are not limited to:
•Deterioration in economic conditions in the United States and globally, including the effect of prolonged periods of inflation on our consumers and vendors;
•Disruption to our distribution centers, contract manufacturers, finished goods contract factories and other vendors, through the effects of facility closures, increased operating costs, reductions in operating hours, labor shortages, and real time changes in operating procedures, such as additional cleaning and disinfection procedures, which have had, and could in the future again have, a significant impact on our planned inventory production and distribution, including higher inventory levels or inventory shortages in various markets;
•Impacts to our distribution and logistics providers’ ability to operate, including labor and container shortages, and increases in their operating costs. These supply chain effects have had, and could in the future have, an adverse effect on our ability to meet consumer demand, including digital demand, and have in the past resulted in and could in the future result in extended inventory transit times and an increase in our costs of production and distribution, including increased freight and logistics costs and other expenses;
•Decreased retail traffic as a result of store closures, reduced operating hours, social distancing restrictions and/or changes in consumer behavior;
2022 FORM 10-K 10

•Reduced consumer demand for our products if consumers seek to reduce or delay discretionary spending in response to the impacts of COVID-19, including as a result of a rise in unemployment rates, higher costs of borrowing, inflation and diminished consumer confidence;
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
•Bankruptcies or other financial difficulties facing our wholesale customers, which could cause them to be unable to make or delay making payments to us, or result in revised payment terms, cancellation or reduction of their orders;
•Operational risk, including but not limited to cybersecurity risks, as a result of continued workforce remote work arrangements, and restrictions on employee travel; and
•Significant disruption of and volatility in global financial markets, which could have a negative impact on our ability to access capital in the future.
We continue to monitor the latest developments regarding the pandemic and have made certain assumptions regarding the pandemic for purposes of our operating, financial and tax planning projections, including assumptions regarding the duration and severity of the pandemic and the global macroeconomic impacts of the pandemic. However, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations and financial condition due to the uncertainty of future developments. In particular, we believe the ultimate impacts on our business, results of operations, cash flows and financial condition will depend on, among other things, the further spread and duration of COVID-19, including emerging variant strains of COVID-19, the requirements to take action to help limit the spread of the illness, the impact of the easing of restrictions in various regions, the availability, widespread distribution and acceptance, as well as the safety and efficacy of vaccines for COVID-19 and the economic impacts of the pandemic. Even in those regions where we have experienced business recovery, should those regions fail to fully contain COVID-19 or suffer a COVID-19 relapse, those markets may not recover as quickly or at all, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, COVID-19 related disruptions are making it more challenging to compare our performance, including our revenue growth and overall profitability, across quarters and fiscal years. The pandemic may also affect our business, results of operations or financial condition in a manner that is not presently known to us or that we currently do not consider to present significant risks.
In addition, the impact of COVID-19 may also exacerbate, or occur concurrently with, other risks discussed in this Item 1A. Risk Factors, any of which could have a material effect on us.
Our products, services and experiences face intense competition.
NIKE is a consumer products company and the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products, services and experiences. The athletic footwear, apparel and equipment industry is highly competitive both in the United States and worldwide. We compete internationally with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies, private labels and large companies that have diversified lines of athletic and leisure footwear, apparel and equipment. We also compete with other companies for the production capacity of contract manufacturers that produce our products. In addition, we and our contract manufacturers compete with other companies and industries for raw materials used in our products. Our NIKE Direct operations, both through our digital commerce operations and retail stores, also compete with multi-brand retailers, which sell our products through their digital platforms and physical stores, and with digital commerce platforms. In addition, we compete with respect to the digital services and experiences we are able to offer our consumers, including fitness and activity apps; sport, fitness and wellness content and services; and digital services and features in retail stores that enhance the consumer experience.
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

2022 FORM 10-K 11

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
A majority of our products are manufactured and sold outside of the United States, and we conduct purchase and sale transactions in various currencies, which creates exposure to the volatility of global economic conditions, including fluctuations in inflation and foreign currency exchange rates. Central banks may deploy various strategies to combat inflation, including increasing interest rates, which may impact our borrowing costs. Additionally, there has been, and may continue to be, volatility in currency exchange rates including as a result of U.S. policy changes and the Russia and Ukraine conflict that impact the U.S. Dollar value relative to other international currencies. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of the Company's foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations have adversely affected and could continue to have an adverse effect on our results of operations and financial condition.
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
Climate change and other sustainability-related matters, or legal, regulatory or market responses thereto, may have an adverse impact on our business and results of operations.
There are concerns that increased levels of carbon dioxide and other greenhouse gases in the atmosphere have caused, and may continue to cause, potentially at a growing rate, increases in global temperatures, changes in weather patterns and increasingly frequent and/or prolonged extreme weather and climate events. Climate change may also exacerbate challenges relating to the availability and quality of water and raw materials, including those used in the production of our products, and may result in changes in regulations or consumer preferences, which could in turn affect our business, operating results and financial condition. For example, there has been increased focus by governmental and non-governmental organizations, consumers, customers, employees and other stakeholders on products that are sustainably made and other sustainability matters, including responsible sourcing and deforestation, the use of plastic, energy and water, the recyclability or recoverability of packaging and materials transparency, any of which may require us to incur increased costs for additional transparency, due diligence and reporting. In addition, federal, state or local governmental authorities in various countries have proposed, and are likely to continue to propose, legislative and regulatory initiatives to reduce or mitigate the impacts of climate change on the environment. Various countries and regions are following different approaches to the regulation of climate change, which could increase the complexity of, and potential cost related to complying with, such regulations. Any of the foregoing may require us to make additional investments in facilities and equipment, may impact the availability and cost of key raw materials used in the production of our products or the demand for our products, and, in turn, may adversely impact our business, operating results and financial condition.
2022 FORM 10-K 12

Although we have announced sustainability-related goals and targets, there can be no assurance that our stakeholders will agree with our strategies, and any perception, whether or not valid, that we have failed to achieve, or to act responsibly with respect to, such matters or to effectively respond to new or additional legal or regulatory requirements regarding climate change, could result in adverse publicity and adversely affect our business and reputation. Execution of these strategies and achievement of our goals is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to, our ability to execute our strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of raw materials and renewable energy; unforeseen production, design, operational and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis such as carbon sequestration and/or other related processes; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to greenhouse gas emissions, carbon costs or climate-related goals; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; and the actions of competitors and competitive pressures. As a result, there is no assurance that we will be able to successfully execute our strategies and achieve our sustainability-related goals, which could damage our reputation and customer and other stakeholder relationships and have an adverse effect on our business, results of operations and financial condition.
Extreme weather conditions and natural disasters could negatively impact our operating results and financial condition.
Given the broad and global scope of our operations, we are particularly vulnerable to the physical risks of climate change, such as shifts in weather patterns. Extreme weather conditions in the areas in which our retail stores, suppliers, manufacturers, customers, distribution centers, offices, headquarters and vendors are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, wildfires and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, have in the past temporarily disrupted, and could in the future disrupt, our operations, the operations of our vendors, manufacturers and other suppliers or have in the past resulted in, and in the future could result in, economic instability that may negatively impact our operating results and financial condition. In particular, if a natural disaster or severe weather event were to occur in an area in which we or our suppliers, manufacturers, employees, customers, distribution centers and vendors are located, our continued success would depend, in part, on the safety and availability of the relevant personnel and facilities and proper functioning of our or third parties' computer, network, telecommunication and other systems and operations. In addition, a natural disaster or severe weather event could negatively impact retail traffic to our stores or stores that carry our products and could have an adverse impact on consumer spending, any of which could in turn result in negative point-of-sale trends for our merchandise. Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations, either in a particular region or globally, as well as the activities of our third-party vendors and other suppliers, manufacturers and customers. We believe the diversity of locations in which we operate, our operational size, disaster recovery and business continuity planning and our information technology systems and networks, including the Internet and third-party services (“Information Technology Systems”) position us well, but may not be sufficient for all or for concurrent eventualities. If we were to experience a local or regional disaster or other business continuity event or concurrent events, we could still experience operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel. For example, our World Headquarters are located in an active seismic zone, which is at a higher risk for earthquakes and the related consequences or effects. Further, if we are unable to find alternative suppliers, replace capacity at key manufacturing or distribution locations or quickly repair damage to our Information Technology Systems or supply systems, we could be late in delivering, or be unable to deliver, products to our customers. These events could result in reputational damage, lost sales, cancellation charges or markdowns, all of which could have an adverse effect on our business, results of operations and financial condition.
Business and Operational Risks
Failure to maintain our reputation, brand image and culture could negatively impact our business.
Our iconic brands have worldwide recognition, and our success depends on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting and growing our brands will depend on our design and marketing efforts, including advertising and consumer campaigns, product innovation and product quality. Our commitment to product innovation, quality and sustainability, and our continuing investment in design (including materials), marketing and sustainability measures may not have the desired impact on our brand image and reputation. In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media and digital environment, including our increasing reliance on social media and digital dissemination of advertising campaigns on our digital platforms and through our digital experiences and products. We could be adversely impacted if we fail to achieve any of these objectives.
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

2022 FORM 10-K 13

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
Technical innovation and quality control in the design and manufacturing processes of footwear, apparel, equipment and other products and services are essential to the commercial success of our products and development of new products. Research and development play a key role in technical innovation. We rely upon specialists in the fields of biomechanics, chemistry, exercise physiology, engineering, digital technologies, industrial design, sustainability and related fields, as well as research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists and other experts to develop and test cutting-edge performance products. While we strive to produce products that help to enhance athletic performance and reduce injury and maximize comfort, if we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems and loss of consumer confidence.
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
2022 FORM 10-K 14

on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments. As a result, our brands, net revenues, expenses and profitability could be harmed.
Furthermore, if certain endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken or statements made by athletes, teams or leagues, or other endorsers, associated with our products or brand that harm the reputations of those athletes, teams or leagues, or endorsers, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. In addition, poor or non-performance by our endorsers, a failure to continue to correctly identify promising athletes, public figures or sports organizations, to use and endorse our products and brand or a failure to enter into cost-effective endorsement arrangements with prominent athletes, public figures and sports organizations could adversely affect our brand, sales and profitability.
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

2022 FORM 10-K 15

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
2022 FORM 10-K 16

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
As of May 31, 2022, we were supplied by 120 finished goods footwear contract factories located in 11 countries. We rely upon contract manufacturers, which we do not own or operate, to manufacture all of the footwear products we sell. For fiscal 2022, four footwear contract manufacturers each accounted for greater than 10% of footwear production and in the aggregate accounted for approximately 58% of NIKE Brand footwear production. Our ability to meet our customers' needs depends on our ability to maintain a steady supply of products from our contract manufacturers. If one or more of our significant suppliers were to sever their relationship with us or significantly alter the terms of our relationship, including due to changes in applicable trade policies, or be unable to perform, including as a result of the COVID-19 pandemic, we may not be able to obtain replacement products in a timely manner, which could have a material adverse effect on our business operations, sales, financial condition or results of operations. Additionally, if any of our primary footwear contract manufacturers fail to make timely shipments, do not meet our quality standards or otherwise fail to deliver us product in accordance with our plans, there could be a material adverse effect on our results of operations.
Certain of our footwear contract manufacturers are highly specialized and only produce a specific type of product. Such contract manufacturers may go out of business if consumer preferences or market conditions change such that there is no longer sufficient demand for the types of products they produce. If, in the future, the relevant products are again in demand and the specialized contract manufacturers no longer exist, we may not be able to locate replacement facilities to manufacture certain footwear products in a timely manner or at all, which could have a material adverse effect on our sales, financial condition or results of operations.
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

2022 FORM 10-K 17

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
Virtually all of our athletic footwear and apparel is manufactured outside of the United States, and the majority of our products are sold outside of the United States. Accordingly, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political tensions, unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which our products are manufactured or where we sell products. Changes in the U.S. government's import and export policies, including trade restrictions, sanctions and countersanctions, increased tariffs or quotas, embargoes, safeguards or customs restrictions, could require us to change the way we conduct business and adversely affect our results of operations.
In addition, disease outbreaks, including the recent COVID-19 pandemic, terrorist acts and military conflict have increased the risks of doing business abroad. These factors, among others, could affect our ability to manufacture products or procure materials, or our costs for manufacturing and procuring materials, our ability to import products, our ability to sell products in international markets and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be adversely affected. In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States and other countries. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change legislation, product safety regulations or other charges or restrictions, any of which could have an adverse effect on our results of operations and financial condition.
Furthermore, we are subject to the U.S. Foreign Corrupt Practices Act as well as the anti-corruption laws of other countries in which we operate. Although we implement policies and procedures designed to promote compliance with these laws, our employees, independent contractors, contract manufacturers, suppliers and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation could result in sanctions or other penalties and have an adverse effect on our business, reputation and operating results.
Our products are subject to risks associated with overseas sourcing, manufacturing and financing.
The principal materials used in our footwear products — natural and synthetic rubber, plastic compounds, foam cushioning materials, natural and synthetic leather, nylon, polyester and natural fiber textiles and polyurethane films — are locally available to manufacturers. The principal materials used in our apparel products — natural and synthetic fabrics, yarns and threads (both virgin and recycled), specialized performance fabrics designed to efficiently wick moisture away from the body, retain heat and repel rain and/or snow as well as plastic and metal hardware — are also available in countries where our manufacturing takes
2022 FORM 10-K 18

place. Both our apparel and footwear products are dependent upon the ability of our contract manufacturers to locate, train, employ and retain adequate personnel. NIKE contract manufacturers and materials suppliers buy raw materials and are subject to wage rates and other labor standards that are oftentimes regulated by the governments of the countries in which our products are manufactured.
There could be a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption or heightened competition for such materials, our contract manufacturers might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price or at all. Further, our contract manufacturers have experienced and may continue to experience in the future, unexpected closures, unexpected increases in work wages or other changes in labor standards, whether government mandated or otherwise, and increases in compliance costs due to governmental regulation concerning certain metals, fabrics or raw materials used in the manufacturing of our products. In addition, we cannot be certain that manufacturers that we do not contract and that we refer to as "unaffiliated manufacturers" will be able to fill our orders in a timely manner. If we experience significant increases in demand, or reductions in the availability of materials, or need to replace an existing contract manufacturer or materials supplier, there can be no assurance additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms acceptable to us, or at all, or that any contract manufacturer, unaffiliated manufacturer, or any materials supplier would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing capacity or sources of materials, we may encounter delays in production and added costs as a result of the time it takes to train suppliers and manufacturers in our methods, products, quality control standards and labor, health and safety standards. Any delays, interruption or increased costs in labor or wages, in the supply of materials or in the manufacturing of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short- and long-term.
Because contract manufacturers make a majority of our products outside of our principal sales markets, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, container shortages, labor shortages, including work stoppages or port strikes, infrastructure and port congestion or other factors, and costs and delays associated with consolidating or transitioning between manufacturers, have adversely impacted, and could in the future adversely impact the availability of our products and, in turn, our financial performance. In addition, delays in the shipment or delivery of our products, manufacturing delays or unexpected demand for our products have required us, and may in the future require us to use faster, but more expensive, transportation methods such as air freight, which could adversely affect our profit margins. The cost of oil is a significant component in manufacturing and transportation costs, so increases in the price of petroleum products can adversely affect our profit margins. Changes in U.S. trade policies, including modifications to import tariffs and existing trade policies and agreements, have also had, and could continue to have a significant impact on our activities in foreign jurisdictions, and could adversely affect our reputation or results of operations.
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
As a multinational corporation with operations and distribution channels throughout the world, we are subject to and must comply with extensive laws and regulations in the United States and other jurisdictions in which we have operations and distribution channels. If we or our employees, agents, suppliers, and other partners fail to comply with any of these laws or regulations, such failure could subject us to fines, sanctions or other penalties that could negatively affect our reputation, business, financial condition and results of operations. Furthermore, laws, regulations and policies and the interpretation of such, can conflict among jurisdictions and compliance in one jurisdiction may result in legal or reputational risks in another jurisdiction. We are involved in various types of claims, lawsuits, regulatory proceedings and government investigations relating to our business, our products and the actions of our employees and representatives, including contractual and employment relationships, product liability, antitrust, trademark rights and a variety of other matters. It is not possible to predict with certainty the outcome of any such legal or regulatory proceedings or investigations, and we could in the future incur judgments, fines or penalties, or enter into settlements of lawsuits and claims that could have a material adverse effect on our business, financial condition and results of

2022 FORM 10-K 19

operations and negatively impact our reputation. The global nature of our business means legal and compliance risks, such as anti-bribery, anti-corruption, fraud, trade, environmental, competition, privacy and other regulatory matters, will continue to exist and additional legal proceedings and other contingencies have and will continue to arise from time to time, which could adversely affect us. In addition, the adoption of new laws or regulations, or changes in the interpretation of existing laws or regulations, may result in significant unanticipated legal and reputational risks. Moreover, the regulation of certain transactions we engage in, including those involving non-fungible tokens ("NFTs") and cryptocurrencies, remains in an early stage and subject to significant uncertainty. As a result, we are required to exercise our judgment as to whether or how certain laws or regulations apply, or may in the future apply, and it is possible that legislators, regulators and courts may disagree with our conclusions. Any current or future legal or regulatory proceedings could divert management's attention from our operations and result in substantial legal fees.
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
We take various actions to prevent the unauthorized use and/or disclosure of our confidential information and intellectual property rights. These actions include contractual measures such as entering into non-disclosure and non-compete agreements and agreements relating to our collaborations with third parties and providing confidential information awareness training. Our controls and efforts to prevent unauthorized use and/or disclosure of confidential information and intellectual property rights might not always be effective. For example, confidential information related to business strategy, innovations, new technologies, mergers and acquisitions, unpublished financial results or personal data could be prematurely, inadvertently, or improperly used and/or disclosed, resulting in a loss of reputation, loss of intellectual property rights, a decline in our stock price and/or a negative impact on our market position, and could lead to damages, fines, penalties or injunctions. In addition, new products we offer, such as NFTs, may raise various novel intellectual property law considerations, including adequacy and scope of assignment, licensing, transfer, copyright and other right-of-use issues.
2022 FORM 10-K 20

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
In addition, we must comply with increasingly complex and rigorous, and sometimes conflicting, regulatory standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018; five states in the United States (California, Virginia, Colorado, Utah, and Connecticut) passed data privacy laws in 2020 and 2021; China enacted the Data Security Law and Personal Information Protection Law, which became effective on September 1, 2021 and November 1, 2021, respectively, and additional jurisdictions have adopted or are considering proposing or adopting similar regulations. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under laws in the European Union, United States and China) can be costly and time consuming, and any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, imposition of fines by governmental authorities and damage to our reputation and credibility and could have a negative impact on revenues and profits.
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

2022 FORM 10-K 21

Failure of our contractors or our licensees' contractors to comply with our code of conduct, local laws and other standards could harm our business.
We have license agreements that permit independent parties to manufacture or contract for the manufacture of products using our intellectual property. We require the contractors that directly manufacture our products and our licensees that make products using our intellectual property (including, indirectly, their contract manufacturers) to comply with a code of conduct and other environmental, human rights, health and safety standards for the benefit of workers. We also require our contract manufacturers and the contractors of our licensees to comply with applicable standards for product safety. Notwithstanding their contractual obligations, from time to time contractors may not comply with such standards or applicable local law or our licensees may fail to enforce such standards or applicable local law on their contractors. If one or more of our direct or indirect contractors violates or fails to comply with, or is accused of violating or failing to comply with, such standards and laws, this could harm our reputation or result in a product recall and, as a result, could have an adverse effect on our sales and financial condition. Negative publicity regarding production methods, alleged unethical or illegal practices or workplace or related conditions of any of our suppliers, manufacturers or licensees could adversely affect our brand image and sales, force us to locate alternative suppliers, manufacturers or licenses or result in the imposition of additional regulations, including new or additional quotas, tariffs, sanctions, product safety regulations or other regulatory measures, by governmental authorities.
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
As of June 30, 2022, Swoosh, LLC beneficially owned approximately 77% of our Class A Common Stock. If, on June 30, 2022, all of these shares were converted into Class B Common Stock, the commensurate ownership percentage of our Class B Common Stock would be approximately 16%. The shares are available for resale, subject to the requirements of the U.S. securities laws and the terms of the limited liability company agreement governing Swoosh, LLC. The sale or prospect of a sale of a substantial number of these shares could have an adverse effect on the market price of our common stock. Swoosh, LLC was formed by Philip H. Knight, our Chairman Emeritus, to hold the majority of his shares of Class A Common Stock. Mr. Knight does not have voting rights with respect to Swoosh, LLC, although Travis Knight, his son and a NIKE director, has a significant role in the management of the Class A Common Stock owned by Swoosh, LLC.
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
2022 FORM 10-K 22

If our estimates or judgments relating to our critical accounting estimates prove to be incorrect, our operating results could be adversely affected.
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

2022 FORM 10-K 23

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
In the United States, NIKE has eight significant distribution centers. Five are located in or near Memphis, Tennessee, two of which are owned and three of which are leased. Two other distribution centers, one located in Indianapolis, Indiana and one located in Dayton, Tennessee, are leased and operated by third-party logistics providers. One distribution center for Converse is located in Ontario, California, which is leased. NIKE has a number of distribution facilities outside the United States, some of which are leased and operated by third-party logistics providers. The most significant distribution facilities outside the United States are located in Laakdal, Belgium; Taicang, China; Tomisato, Japan and Icheon, Korea, all of which we own, as well as in Suzhou, China, which is leased and operated by a third-party logistics provider.
Air Manufacturing Innovation manufactures cushioning components used in footwear at NIKE-owned and leased facilities located near Beaverton, Oregon, and in Dong Nai Province, Vietnam, as well as at NIKE-owned facilities in St. Charles, Missouri.
Aside from the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We lease approximately 1,041 retail stores worldwide, which primarily consist of factory stores. See “United States Market” and “International Markets” for additional information regarding our retail stores. Our leases expire at various dates through the fiscal year 2043.
ITEM 3. LEGAL PROCEEDINGS
We do not believe there are any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject. Refer to Note 18 — Commitments and Contingencies in the accompanying Notes to the Consolidated Financial Statements for further information.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
2022 FORM 10-K 24

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NIKE's Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 8, 2022, there were 22,214 holders of record of NIKE's Class B Common Stock and 15 holders of record of NIKE's Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class B Common Stock. Refer to our Consolidated Statements of Shareholders' Equity for dividends declared on the Class A and Class B Common Stock.
In June 2018, the Board of Directors approved a four-year, $15 billion share repurchase program. As of May 31, 2022, the Company had repurchased a total of 77.4 million shares at an average price of $111.98 per share for a total approximate cost of $8.7 billion under this program.
In June 2022, the Board of Directors authorized a new four-year, $18 billion program to repurchase shares of the Company's Class B common stock. The Company's new program will replace the current $15 billion share repurchase program, which will be terminated in fiscal 2023. Repurchases under the Company's new program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. The new share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at the Company's discretion.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended May 31, 2022:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
March 1 — March 31, 2022	3,729,125	$129.76	$6,915
April 1 — April 30, 2022	2,645,732	$129.85	$6,571
May 1 — May 31, 2022	2,078,150	$112.74	$6,337
	8,453,007	$125.61

2022 FORM 10-K 25

PERFORMANCE GRAPH
The following graph demonstrates a five-year comparison of cumulative total returns for NIKE's Class B Common Stock; the Standard & Poor's 500 Stock Index; the Dow Jones U.S. Footwear Index; and the Standard & Poor's Apparel, Accessories & Luxury Goods Index. The graph assumes an investment of $100 on May 31, 2017, in each of the indices and our Class B Common Stock. Each of the indices assumes that all dividends were reinvested on the day of issuance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG NIKE, INC.; S&P 500 INDEX; THE DOW JONES U.S. FOOTWEAR INDEX; AND S&P APPAREL, ACCESSORIES & LUXURY GOODS INDEX
The Dow Jones U.S. Footwear Index consists of NIKE, Crocs Inc., Deckers Outdoor Corporation and Skechers U.S.A., Inc. Because NIKE is part of the Dow Jones U.S. Footwear Index, the price and returns of NIKE stock have a substantial effect on this index. The Standard & Poor's Apparel, Accessories & Luxury Goods Index consists of PVH Corporation, Ralph Lauren Corporation, Tapestry, Inc., Under Armour, Inc. and V.F. Corporation. The Dow Jones U.S. Footwear Index and the Standard & Poor's Apparel, Accessories & Luxury Goods Index include companies in two major lines of business in which the Company competes. The indices do not encompass all of the Company's competitors, nor all product categories and lines of business in which the Company is engaged.
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
2022 FORM 10-K 26

ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

2022 FORM 10-K 27

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NIKE designs, develops, markets and sells athletic footwear, apparel, equipment, accessories and services worldwide. We are the largest seller of athletic footwear and apparel in the world. We sell our products through NIKE Direct operations, which is comprised of both NIKE-owned retail stores and sales through our digital platforms (also referred to as "NIKE Brand Digital"), to retail accounts and to a mix of independent distributors, licensees and sales representatives in virtually all countries around the world. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment and accessories businesses. Our strategy is to achieve long-term revenue growth by creating innovative, “must-have” products, building deep personal consumer connections with our brands and delivering compelling consumer experiences through digital platforms and at retail.
Through the Consumer Direct Acceleration, we are focusing on creating the marketplace of the future through more premium, consistent and seamless consumer experiences, leading with digital and our owned stores, as well as select wholesale partners that share our marketplace vision. Over the last several years, as we have executed against the Consumer Direct Acceleration, we have grown our NIKE Direct business to be approximately 42% of total NIKE Brand revenues for fiscal 2022, and we have reduced the number of wholesale accounts globally. Additionally, we have aligned our product creation and category organizations around a new consumer construct focused on Men’s, Women’s and Kids’ and continue to invest in data and analytics, demand sensing, insight gathering, inventory management and other areas to create an end-to-end technology foundation, which we expect will further accelerate our digital transformation. We believe this unified approach will accelerate growth and unlock more efficiency for our business, while driving speed and responsiveness as we serve consumers globally.
During fiscal 2021, we substantially completed a series of leadership and operating model changes to streamline and speed up the strategic execution of the Consumer Direct Acceleration. These changes resulted in a net reduction of our global workforce and during fiscal 2021, we incurred pre-tax charges of $294 million, which relate to employee termination costs and, to a lesser extent, stock-based compensation expense. For fiscal 2022, we recognized an immaterial amount of related employee termination costs and, to a lesser extent, stock-based compensation expense. We expect future annual wage-related savings will be reinvested to execute against this next phase of our strategy. For more information related to our organizational realignment and related costs, see Note 21 — Restructuring within the accompanying Notes to the Consolidated Financial Statements.
COVID-19 AND MARKET DYNAMICS UPDATE
The COVID-19 pandemic and its impacts on the global supply chain created volatility in our fiscal 2022 business results and operations globally. Despite these challenges, we achieved record Revenues for fiscal 2022, which increased 5% compared to the prior fiscal year with gross margin expansion of 120 basis points. Our NIKE Direct business continued its momentum, growing 14% and 15% on a reported and currency-neutral basis, respectively, led by North America, APLA and EMEA, partially offset by declines in Greater China due to a COVID-19 resurgence in the third and fourth quarters of fiscal 2022 as well as marketplace dynamics. During fiscal 2022, nearly all of our owned stores remained open across North America, EMEA and APLA. In Greater China however, due to a COVID-19 resurgence, we experienced a higher level of temporary store closures, with some operating on reduced hours, as well as lower physical traffic compared to pre-pandemic levels.
During the first quarter of fiscal 2022, the majority of NIKE Brand and Converse contract manufacturers in Vietnam and Indonesia were subject to government mandated shutdowns due to COVID-19. As a result of these closures, we lost approximately three months of production, impacting available product supply throughout fiscal 2022. Globally, nearly all of our supplier base is currently operational without restrictions and with factory production exceeding pre-closure production levels. In addition, our supply of available inventory continued to be impacted in the fourth quarter of fiscal 2022 as extended inventory transit times drove elevated levels of in-transit inventory. These supply chain impacts and a COVID-19 resurgence in Greater China, combined with other factors, caused Inventories to grow to $8.4 billion, an increase of 23% compared to fiscal 2021.
We also experienced elevated transportation, logistics and fulfillment costs as a result of this dynamic environment, which partially offset gross margin expansion in fiscal 2022.
Inventory transit times as well as logistics and fulfillment costs are expected to remain elevated. We also expect product costs to remain elevated due to higher input costs. In the first quarter of fiscal 2023, we expect gross margin could be negatively impacted by increased promotional activity to sell seasonal product arriving late due to the combination of temporary factory closures at the beginning of fiscal 2022 and continued elevated transit times. To mitigate the impact across our business, our teams are continuing to leverage our operational playbook and taking actions where we can, including balancing inventory across our geographies, pricing actions and employing a seasonless approach to products. Despite these short-term dynamics, we believe our Consumer Direct Acceleration strategy continues to drive our business towards our long-term financial goals.
During fiscal 2022, we continued to invest in our digital transformation and brand campaigns as the world returned to sport, and we expect to maintain our multi-year investment plans in order to transform our business of the future.
2022 FORM 10-K 28

We expect the operating environment could remain volatile in fiscal 2023 as there remains risk that COVID-19 variants may continue to cause disruption to our operations and could have a material adverse impact on future revenue growth as well as overall profitability.
For more information refer to Item 1A. Risk Factors, within Part I, Item 1. Business.
FISCAL 2022 OVERVIEW
In fiscal 2022, NIKE, Inc. achieved record Revenues of $46.7 billion, which increased 5% and 6% on a reported and currency-neutral basis, respectively, driven by higher revenues in EMEA, North America and APLA, partially offset by declines in Greater China. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, increased 5% and 6% on a reported and currency-neutral basis, respectively, compared to fiscal 2021. NIKE Direct grew 14% and 15%, on a reported and currency-neutral basis, respectively, driven by an increase of 18% in NIKE Brand Digital, as growth in North America, APLA and EMEA was partially offset by a decline in Greater China. Wholesale revenues declined 1% as declines in North America and Greater China were partially offset by growth in EMEA and APLA. Revenues for Converse increased 6% and 7%, on a reported and currency-neutral basis, respectively, led by double-digit growth in our direct to consumer business, partially offset by lower wholesale revenues.
Income before income taxes remained flat for fiscal 2022, as higher revenues and gross margin expansion were offset by higher selling and administrative expense. NIKE, Inc. gross margin increased 120 basis points, led by margin expansion in our NIKE Direct business, a higher mix of full-price sales and favorable changes in net foreign currency exchange rates, including hedges, partially offset by elevated freight and logistics costs and higher inventory obsolescence reserves primarily recognized in Greater China in the fourth quarter of fiscal 2022. Selling and administrative expense increased due to higher Operating overhead and Demand creation expense. Operating overhead expense increased primarily due to higher strategic technology investments as well as increases in wage-related expenses and NIKE Direct variable costs. This activity was partially offset by higher restructuring-related costs in the prior year related to our organizational realignment. For more information, see Note 21 — Restructuring within the accompanying Notes to the Consolidated Financial Statements. Demand creation expense increased primarily due to normalization of spend against brand campaigns and continued investments in digital marketing to support heightened digital demand. ROIC as of May 31, 2022 was 46.5% compared to 48.8% as of May 31, 2021. ROIC is considered a non-GAAP financial measure, see "Use of Non-GAAP Financial Measures" for further information.
During the fourth quarter of fiscal 2022, we entered into separate definitive agreements to sell our legal entities in Argentina and Uruguay as well as our legal entity in Chile to third-party distributors. The assets and liabilities of these entities will remain classified as held-for-sale on our Consolidated Balance Sheets until the transactions close, which is expected to occur prior to the end of the third quarter of fiscal 2023. For more information related to our planned distributor partnership transition within APLA, see Note 20 — Acquisitions and Divestitures within the accompanying Notes to the Consolidated Financial Statements. In future quarters, as we shift from a wholesale and direct to consumer operating model to a distributor operating model within these countries, we expect consolidated NIKE, Inc. and APLA revenue growth will be reduced due to differences in commercial terms. However, over time we expect the future operating model to have a favorable impact on our overall profitability as we reduce selling and administrative expenses, as well as lessen exposure to foreign exchange rate volatility.
Economic sanctions imposed on Russia during the fourth quarter of fiscal 2022, impacted our local business and a reduction in the Ruble liquidity affected our ability to manage operational impact and related foreign currency risk. As a result, we deconsolidated our Russian legal entities, the net revenues of which were less than one percent of consolidated net Revenues for fiscal 2021. The deconsolidation of our Russian legal entities resulted in a one-time, pre-tax charge of $96 million recognized within Other (income) expense, net, classified within Corporate. Subsequent to the end of fiscal 2022, we made the decision to leave the Russian marketplace.
While foreign currency markets remain volatile, in part due to geopolitical dynamics which have led to a stronger U.S. Dollar, we continue to see opportunities to drive future growth and profitability. We remain committed to effectively managing our business and mitigating financial market risks to achieve our financial goals over the long-term by executing against the operational strategies outlined above.
For discussion related to the results of operations and changes in financial condition for fiscal 2021 compared to fiscal 2020 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2021 Form 10-K, which was filed with the United States Securities and Exchange Commission on July 20, 2021.
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

2022 FORM 10-K 29

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
Management uses these non-GAAP financial measures when evaluating the Company's performance, including when making financial and operating decisions. Additionally, management believes these non-GAAP financial measures provide investors with additional financial information that should be considered when assessing our underlying business performance and trends. However, references to wholesale equivalent revenues, currency-neutral revenues, ROIC, EBIT and EBIT margin should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with U.S. GAAP and may not be comparable to similarly titled non-GAAP measures used by other companies.
Our ROIC calculation as of May 31, 2022 and 2021 is as follows:

	FOR THE TRAILING FOUR QUARTERS ENDED
(Dollars in millions)	MAY 31, 2022	MAY 31, 2021
Numerator
Net income	$6,046	$5,727
Add: Interest expense (income), net	205	262
Add: Income tax expense	605	934
Earnings before interest and taxes	6,856	6,923
Income tax adjustment(1)	(624)	(970)
Earnings before interest and after taxes	$6,232	$5,953

	AVERAGE FOR THE TRAILING FIVE QUARTERS ENDED
	MAY 31, 2022	MAY 31, 2021
Denominator
Total debt(2)	$12,722	$12,890
Add: Shareholders' equity	14,425	10,523
Less: Cash and equivalents and Short-term investments	13,748	11,217
Total invested capital	$13,399	$12,196

RETURN ON INVESTED CAPITAL	46.5%	48.8%
(1)Equals Earnings before interest and taxes multiplied by the effective tax rate as of the respective quarter end.
(2)Total debt includes the following: 1) Current portion of long-term debt, 2) Notes Payable, 3) Current portion of operating lease liabilities, 4) Long-term debt and 5) Operating lease liabilities.
2022 FORM 10-K 30

RESULTS OF OPERATIONS

(Dollars in millions, except per share data)	FISCAL 2022	FISCAL 2021	% CHANGE	FISCAL 2020	% CHANGE
Revenues	$46,710	$44,538	5%	$37,403	19%
Cost of sales	25,231	24,576	3%	21,162	16%
Gross profit	21,479	19,962	8%	16,241	23%
Gross margin	46.0%	44.8%		43.4%
Demand creation expense	3,850	3,114	24%	3,592	-13%
Operating overhead expense	10,954	9,911	11%	9,534	4%
Total selling and administrative expense	14,804	13,025	14%	13,126	-1%
% of revenues	31.7%	29.2%		35.1%
Interest expense (income), net	205	262	—	89	—
Other (income) expense, net	(181)	14	—	139	—
Income before income taxes	6,651	6,661	0%	2,887	131%
Income tax expense	605	934	-35%	348	168%
Effective tax rate	9.1%	14.0%		12.1%
NET INCOME	$6,046	$5,727	6%	$2,539	126%
Diluted earnings per common share	$3.75	$3.56	5%	$1.60	123%

2022 FORM 10-K 31

CONSOLIDATED OPERATING RESULTS
REVENUES

(Dollars in millions)	FISCAL 2022	FISCAL 2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FISCAL 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$29,143	$28,021	4%	4%	$23,305	20%	18%
Apparel	13,567	12,865	5%	6%	10,953	17%	15%
Equipment	1,624	1,382	18%	18%	1,280	8%	7%
Global Brand Divisions(2)	102	25	308%	302%	30	-17%	-17%
Total NIKE Brand Revenues	44,436	42,293	5%	6%	35,568	19%	17%
Converse	2,346	2,205	6%	7%	1,846	19%	16%
Corporate(3)	(72)	40	—	—	(11)	—	—
TOTAL NIKE, INC. REVENUES	$46,710	$44,538	5%	6%	$37,403	19%	17%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$25,608	$25,898	-1%	-1%	$23,156	12%	10%
Sales through NIKE Direct	18,726	16,370	14%	15%	12,382	32%	30%
Global Brand Divisions(2)	102	25	308%	302%	30	-17%	-17%
TOTAL NIKE BRAND REVENUES	$44,436	$42,293	5%	6%	$35,568	19%	17%
NIKE Brand Revenues on a Wholesale Equivalent Basis:(1)
Sales to Wholesale Customers	$25,608	$25,898	-1%	-1%	$23,156	12%	10%
Sales from our Wholesale Operations to NIKE Direct Operations	10,543	9,872	7%	7%	7,452	32%	30%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$36,151	$35,770	1%	1%	$30,608	17%	15%
NIKE Brand Wholesale Equivalent Revenues by:(1),(4)
Men's	$18,797	$18,391	2%	3%	$16,430	12%	10%
Women's	8,273	8,225	1%	1%	6,954	18%	16%
NIKE Kids'	4,874	4,882	0%	0%	4,199	16%	14%
Jordan Brand	5,122	4,780	7%	7%	3,687	30%	27%
Others(5)	(915)	(508)	-80%	-79%	(662)	23%	24%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$36,151	$35,770	1%	1%	$30,608	17%	15%
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
(4)As a result of the Consumer Direct Acceleration strategy, announced in fiscal 2021, the Company is now organized around a new consumer construct of Men's, Women's and Kids'. Beginning in the first quarter of fiscal 2022, unisex products are classified within Men's, and Jordan Brand revenues are separately reported. Certain prior year amounts have been reclassified to conform to fiscal 2022 presentation. These changes had no impact on previously reported consolidated results of operations or shareholders' equity. For additional information about the Consumer Direct Acceleration refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations within the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2021.
(5)Others include products not allocated to Men’s, Women’s, NIKE Kids’ and Jordan Brand, as well as certain adjustments that are not allocated to products designated by consumer.

2022 FORM 10-K 32

FISCAL 2022 NIKE BRAND REVENUE HIGHLIGHTS
The following tables present NIKE Brand revenues disaggregated by reportable operating segment, distribution channel and major product line:

FISCAL 2022 COMPARED TO FISCAL 2021
On a currency-neutral basis, NIKE, Inc. Revenues increased 6% for fiscal 2022, driven by higher revenues in EMEA, North America and APLA, partially offset by lower revenues in Greater China. Higher revenues in EMEA and North America each contributed approximately 3 percentage points to NIKE, Inc. Revenues, and APLA contributed approximately 2 percentage points, while lower revenues in Greater China reduced NIKE, Inc. Revenues by approximately 2 percentage points.
On a currency-neutral basis, NIKE Brand footwear revenues increased 4% for fiscal 2022, driven by growth in NIKE Direct, partially offset by a decline in our wholesale business. Unit sales of footwear decreased 3%, while higher average selling price (ASP) per pair contributed approximately 7 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher NIKE Direct ASP, the favorable impact of growth in our NIKE Direct business, higher full-price ASP, net of discounts, on a wholesale equivalent basis, and a higher mix of full-price sales.
Currency-neutral NIKE Brand apparel revenues increased 6% for fiscal 2022, driven primarily by growth in Men's. Unit sales of apparel remained flat, and higher ASP per unit contributed approximately 6 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs.
On a reported basis, NIKE Direct revenues represented approximately 42% of our total NIKE Brand revenues for fiscal 2022 compared to 39% for fiscal 2021. NIKE Brand Digital sales were $10.7 billion for fiscal 2022 compared to $9.1 billion for fiscal 2021. On a currency-neutral basis, NIKE Direct revenues increased 15% for fiscal 2022, driven by NIKE Brand Digital sales growth of 18%, comparable store sales growth of 10%, in part due to improved physical retail traffic, and the addition of new stores. Comparable store sales, which exclude NIKE Brand Digital sales, comprises revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Comparable store sales includes revenues from stores that were temporarily closed during the period as a result of COVID-19. Comparable store sales represents a performance measure that we believe is useful information for management and investors in understanding the performance of our established NIKE-owned in-line and factory stores. Management considers this metric when making financial and operating decisions. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of this metric may not be comparable to similarly titled measures used by other companies.
On a currency-neutral basis, fiscal 2022 NIKE Brand revenue growth of 6% was primarily driven by increases in Men's and the Jordan Brand, which grew 3% and 7%, respectively.

2022 FORM 10-K 33

GROSS MARGIN
FISCAL 2022 COMPARED TO FISCAL 2021
For fiscal 2022, our consolidated gross profit increased 8% to $21,479 million compared to $19,962 million for fiscal 2021. Gross margin increased 120 basis points to 46.0% for fiscal 2022 compared to 44.8% for fiscal 2021 due to the following:

*Wholesale equivalent
The increase in gross margin for fiscal 2022 was primarily due to higher margin in our NIKE Direct business, a higher mix of full-price sales on a wholesale equivalent basis and favorable changes in net foreign currency exchange rates, including hedges. This activity was partially offset by higher product costs on a wholesale equivalent basis, largely due to elevated freight and logistics costs as well as an increase in other costs primarily due to higher inventory obsolescence reserves recognized in Greater China in the fourth quarter of fiscal 2022.
TOTAL SELLING AND ADMINISTRATIVE EXPENSE

(Dollars in millions)	FISCAL 2022	FISCAL 2021	% CHANGE		FISCAL 2020	% CHANGE
Demand creation expense(1)	$3,850	$3,114	24%		$3,592	-13%
Operating overhead expense	10,954	9,911	11%		9,534	4%
Total selling and administrative expense	$14,804	$13,025	14%		$13,126	-1%
% of revenues	31.7%	29.2%	250	bps	35.1%	(590)	bps
(1)Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary product, television, digital and print advertising and media costs, brand events and retail brand presentation.
FISCAL 2022 COMPARED TO FISCAL 2021
Demand creation expense increased 24% for fiscal 2022, primarily due to higher advertising and marketing spend against brand campaigns as we experienced marketplace closures in the prior year due to COVID-19, as well as continued investments in digital marketing to support heightened digital demand. Changes in foreign currency exchange rates decreased Demand creation expense by approximately 1 percentage point.
Operating overhead expense increased 11% for fiscal 2022, primarily due to higher strategic technology investments and increases in wage-related expenses and NIKE Direct variable costs. This activity was partially offset by higher restructuring-related costs in the prior year related to our organizational realignment. For more information, see Note 21 — Restructuring within the accompanying Notes to the Consolidated Financial Statements. Changes in foreign currency exchange rates had an insignificant impact on Operating overhead expense.
OTHER (INCOME) EXPENSE, NET

(Dollars in millions)	FISCAL 2022	FISCAL 2021	FISCAL 2020
Other (income) expense, net	$(181)	$14	$139
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
FISCAL 2022 COMPARED TO FISCAL 2021
Other (income) expense, net changed from $14 million of other expense, net in fiscal 2021 to $181 million of other income, net in the current year, primarily due to a $219 million net favorable change in foreign currency conversion gains and losses, including hedges, as well as a net favorable impact related to our strategic distributor partnership transition within APLA, partially offset by the one-time charge related to the deconsolidation of our Russian operations.
2022 FORM 10-K 34

For more information related to our distributor partnership transition within APLA, see Note 20 — Acquisitions and Divestitures within the accompanying Notes to the Consolidated Financial Statements.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses, and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had a favorable impact on our Income before income taxes of $132 million for fiscal 2022.
INCOME TAXES

	FISCAL 2022	FISCAL 2021	% CHANGE	FISCAL 2020	% CHANGE
Effective tax rate	9.1%	14.0%	(490) bps	12.1%	190 bps
FISCAL 2022 COMPARED TO FISCAL 2021
Our effective tax rate was 9.1% for fiscal 2022, compared to 14.0% for fiscal 2021, primarily due to a shift in our earnings mix and recognition of a non-cash, one-time benefit related to the onshoring of certain non-U.S. intangible property ownership rights in the fourth quarter of fiscal 2022.
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

2022 FORM 10-K 35

The breakdown of Revenues is as follows:

(Dollars in millions)	FISCAL 2022	FISCAL 2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FISCAL 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$18,353	$17,179	7%	7%	$14,484	19%	19%
Europe, Middle East & Africa	12,479	11,456	9%	12%	9,347	23%	17%
Greater China	7,547	8,290	-9%	-13%	6,679	24%	19%
Asia Pacific & Latin America(2)	5,955	5,343	11%	16%	5,028	6%	8%
Global Brand Divisions(3)	102	25	308%	302%	30	-17%	-17%
TOTAL NIKE BRAND	44,436	42,293	5%	6%	35,568	19%	17%
Converse	2,346	2,205	6%	7%	1,846	19%	16%
Corporate(4)	(72)	40	—	—	(11)	—	—
TOTAL NIKE, INC. REVENUES	$46,710	$44,538	5%	6%	$37,403	19%	17%
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
The breakdown of earnings before interest and taxes is as follows:

(Dollars in millions)	FISCAL 2022	FISCAL 2021	% CHANGE	FISCAL 2020	% CHANGE
North America	$5,114	$5,089	0%	$2,899	76%
Europe, Middle East & Africa	3,293	2,435	35%	1,541	58%
Greater China	2,365	3,243	-27%	2,490	30%
Asia Pacific & Latin America	1,896	1,530	24%	1,184	29%
Global Brand Divisions	(4,262)	(3,656)	-17%	(3,468)	-5%
TOTAL NIKE BRAND(1)	$8,406	$8,641	-3%	$4,646	86%
Converse	669	543	23%	297	83%
Corporate	(2,219)	(2,261)	2%	(1,967)	-15%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	$6,856	$6,923	-1%	$2,976	133%
EBIT margin(1)	14.7%	15.5%		8.0%
Interest expense (income), net	205	262	—	89	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$6,651	$6,661	0%	$2,887	131%
(1)    Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT Margin represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for further information.
2022 FORM 10-K 36

NORTH AMERICA

(Dollars in millions)	FISCAL 2022	FISCAL 2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$12,228	$11,644	5%	5%	$9,329	25%	25%
Apparel	5,492	5,028	9%	9%	4,639	8%	8%
Equipment	633	507	25%	25%	516	-2%	-2%
TOTAL REVENUES	$18,353	$17,179	7%	7%	$14,484	19%	19%
Revenues by:
Sales to Wholesale Customers	$9,621	$10,186	-6%	-6%	$9,371	9%	9%
Sales through NIKE Direct	8,732	6,993	25%	25%	5,113	37%	37%
TOTAL REVENUES	$18,353	$17,179	7%	7%	$14,484	19%	19%
EARNINGS BEFORE INTEREST AND TAXES	$5,114	$5,089	0%		$2,899	76%
FISCAL 2022 COMPARED TO FISCAL 2021
On a currency-neutral basis, North America revenues increased 7%, due primarily to higher revenues in Men's and the Jordan Brand. NIKE Direct revenues increased 25%, driven by strong digital sales growth of 30%, comparable store sales growth of 17% and the addition of new stores.
Footwear revenues increased 5% on a currency-neutral basis, driven by growth in NIKE Direct, partially offset by a decline in our wholesale business. Unit sales of footwear decreased 4%, while higher ASP per pair contributed approximately 9 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher NIKE Direct ASP, the favorable impact of growth in our NIKE Direct business and a higher mix of full-price sales.
On a currency-neutral basis, apparel revenues increased 9%, driven primarily by higher revenues in Men's. Unit sales of apparel decreased 2%, while higher ASP per unit contributed approximately 11 percentage points of apparel revenue growth. The increase in ASP per unit was primarily driven by higher full-price and NIKE Direct ASPs as well as a higher mix of full-price sales.
Reported EBIT remained flat as higher revenues were offset by higher selling and administrative expense and gross margin contraction. Gross margin decreased approximately 10 basis points, largely due to higher product and other costs, partially offset by higher margins and the favorable impact of growth in our NIKE Direct business, a higher mix of full-price sales and higher full-price ASP, net of discounts, primarily due to strategic pricing actions. Higher product and other costs were primarily due to increased freight, logistics and warehousing costs. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Demand creation expense increased primarily as a result of higher advertising and marketing expense, as well as higher digital marketing investments. The increase in operating overhead expense reflected higher wage-related costs as well as an increase in NIKE Direct variable costs.

2022 FORM 10-K 37

EUROPE, MIDDLE EAST & AFRICA

(Dollars in millions)	FISCAL 2022	FISCAL 2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$7,388	$6,970	6%	9%	$5,892	18%	13%
Apparel	4,527	3,996	13%	16%	3,053	31%	25%
Equipment	564	490	15%	17%	402	22%	19%
TOTAL REVENUES	$12,479	$11,456	9%	12%	$9,347	23%	17%
Revenues by:
Sales to Wholesale Customers	$8,377	$7,812	7%	10%	$6,574	19%	14%
Sales through NIKE Direct	4,102	3,644	13%	15%	2,773	31%	25%
TOTAL REVENUES	$12,479	$11,456	9%	12%	$9,347	23%	17%
EARNINGS BEFORE INTEREST AND TAXES	$3,293	$2,435	35%		$1,541	58%
FISCAL 2022 COMPARED TO FISCAL 2021
On a currency-neutral basis, EMEA revenues for fiscal 2022 grew 12%, due primarily to higher revenues in Men’s, the Jordan Brand and Women's. NIKE Direct revenues increased 15%, primarily due to comparable store sales growth of 30% due to improved physical retail traffic, in part resulting from temporary store closures and safety-related measures in response to COVID-19 in the prior year, as well as digital sales growth of 8%.
Currency-neutral footwear revenues increased 9%, driven by higher revenues in the Jordan Brand and Men's. Unit sales of footwear decreased 1%, while higher ASP per pair contributed approximately 10 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher NIKE Direct and full-price ASPs as well as a higher mix of full-price sales.
Currency-neutral apparel revenues increased 16% due primarily to higher revenues in Men's and Women's. Unit sales of apparel increased 9%, while higher ASP per unit contributed approximately 7 percentage points of apparel revenue growth, primarily due to higher full-price and NIKE Direct ASPs.
Reported EBIT increased 35% as gross margin expansion and higher revenues more than offset higher selling and administrative expense. Gross margin increased approximately 570 basis points primarily due to higher NIKE Direct margins, favorable changes in standard foreign currency exchange rates, a higher mix of full-price sales and higher full-price ASP, net of discounts, partially offset by higher product costs. Higher full-price ASP, net of discounts, was largely due to strategic pricing actions, while higher product costs were primarily due to increased freight and logistics costs. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Higher demand creation expense was driven by higher advertising and marketing expense. Higher operating overhead expense was primarily due to increases in wage-related expenses and professional services.
2022 FORM 10-K 38

GREATER CHINA

(Dollars in millions)	FISCAL 2022	FISCAL 2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$5,416	$5,748	-6%	-10%	$4,635	24%	19%
Apparel	1,938	2,347	-17%	-21%	1,896	24%	19%
Equipment	193	195	-1%	-6%	148	32%	26%
TOTAL REVENUES	$7,547	$8,290	-9%	-13%	$6,679	24%	19%
Revenues by:
Sales to Wholesale Customers	$4,081	$4,513	-10%	-14%	$3,803	19%	14%
Sales through NIKE Direct	3,466	3,777	-8%	-12%	2,876	31%	26%
TOTAL REVENUES	$7,547	$8,290	-9%	-13%	$6,679	24%	19%
EARNINGS BEFORE INTEREST AND TAXES	$2,365	$3,243	-27%		$2,490	30%
FISCAL 2022 COMPARED TO FISCAL 2021
On a currency-neutral basis, Greater China revenues for fiscal 2022 decreased 13%, reflecting impacts from supply chain constraints, government restrictions due to COVID-19 as well as marketplace dynamics. The decrease in revenues was primarily due to lower revenues in Men’s and Women's. NIKE Direct revenues decreased 12% due to digital sales declines of 15% and comparable store sales declines of 14%, in part due to reduced physical retail traffic as a result of government restrictions due to COVID-19 as well as ongoing marketplace dynamics, partially offset by the addition of new stores.
Currency-neutral footwear revenues decreased 10%, driven primarily by lower revenues in Men's and Women's. Unit sales of footwear decreased 7%, while lower ASP per pair reduced footwear revenues by approximately 3 percentage points, driven by lower NIKE Direct and full-price ASPs, reflecting higher discounts.
Currency-neutral apparel revenues decreased 21%, due primarily to lower revenues in Men's and Women's. Unit sales of apparel decreased 15%, while lower ASP per unit reduced apparel revenues by approximately 6 percentage points, primarily due to lower NIKE Direct and full-price ASPs, reflecting higher discounts.
Reported EBIT decreased 27% due to lower revenues, gross margin contraction and higher selling and administrative expense. Gross margin decreased approximately 390 basis points, reflecting impacts from COVID-19 related government restrictions which reduced physical retail traffic and led to higher inventory obsolescence reserves recognized primarily in the fourth quarter of fiscal 2022. The decrease in gross margin was also largely due to higher product costs and lower NIKE Direct margins. This activity was partially offset by favorable changes in standard foreign currency exchange rates. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Growth in demand creation expense was primarily due to higher advertising and marketing expense. Operating overhead expense increased largely due to higher wage-related costs and higher strategic technology investments.

2022 FORM 10-K 39

ASIA PACIFIC & LATIN AMERICA

(Dollars in millions)	FISCAL 2022	FISCAL 2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$4,111	$3,659	12%	17%	$3,449	6%	8%
Apparel	1,610	1,494	8%	12%	1,365	9%	10%
Equipment	234	190	23%	28%	214	-11%	-9%
TOTAL REVENUES	$5,955	$5,343	11%	16%	$5,028	6%	8%
Revenues by:
Sales to Wholesale Customers	$3,529	$3,387	4%	8%	$3,408	-1%	2%
Sales through NIKE Direct	2,426	1,956	24%	30%	1,620	21%	22%
TOTAL REVENUES	$5,955	$5,343	11%	16%	$5,028	6%	8%
EARNINGS BEFORE INTEREST AND TAXES	$1,896	$1,530	24%		$1,184	29%
As discussed previously, our NIKE Brand business in Brazil transitioned to a distributor operating model during fiscal 2021. During the fourth quarter of fiscal 2022, we signed separate definitive agreements to sell our legal entities in Argentina and Uruguay as well as our legal entity in Chile to third-party distributors. The assets and liabilities of our legal entities in Argentina, Chile and Uruguay will remain classified as held-for-sale on the Consolidated Balance Sheets until the transactions close, which is expected to occur prior to the end of the third quarter of fiscal 2023. The impacts of closing the Brazil transaction as well as classifying the Argentina, Chile, and Uruguay entities as held-for-sale in fiscal 2020 are included within Corporate and are not reflected in the APLA operating segment results. For more information see Note 20 — Acquisitions and Divestitures within the accompanying Notes to the Consolidated Financial Statements.
FISCAL 2022 COMPARED TO FISCAL 2021
On a currency-neutral basis, APLA revenues increased 16% for fiscal 2022. The increase was due to higher revenues across nearly all territories, driven by SOCO (which comprises Argentina, Chile and Uruguay), Mexico and Korea, which increased 58%, 35% and 16%, respectively. Revenues increased primarily due to higher revenues in Men’s and Women's. NIKE Direct revenues increased 30%, primarily due to digital sales growth of 51% and comparable store sales growth of 13%, in part due to improved physical retail traffic, partially offset by store closures.
Currency-neutral footwear revenues increased 17% for fiscal 2022 in part due to higher revenues in Women's and Men's. Unit sales of footwear increased 2%, while higher ASP per pair contributed approximately 15 percentage points of footwear revenue growth. Higher ASP per pair was driven by higher NIKE Direct ASP, higher full-price ASP, reflecting lower discounts, higher off-price ASP and a higher mix of full-price sales. Higher ASPs, in part, reflect inflationary conditions in our SOCO territory.
Currency-neutral apparel revenues increased 12% for fiscal 2022 due primarily to higher revenues in Men's. Unit sales of apparel increased 3%, while higher ASP per unit contributed approximately 9 percentage points of apparel revenue growth, driven by higher full-price ASP, reflecting lower discounts, as well as higher NIKE Direct and off-price ASPs. Higher ASPs, in part, reflect inflationary conditions in our SOCO territory.
Reported EBIT increased 24% for fiscal 2022, as higher revenues and gross margin expansion more than offset higher selling and administrative expense. Gross margin increased approximately 400 basis points primarily due to higher margins and the favorable impact of growth in our NIKE Direct business, higher full-price ASP largely due to lower discounts, favorable changes in standard foreign currency exchange rates, lower other costs as well as a higher mix of full-price sales. The decrease in other costs was primarily due to lower warehousing costs. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Higher demand creation expense was primarily due to higher digital marketing investments to support heightened digital demand. The increase in operating overhead expense was primarily due to an increase in NIKE Direct variable expenses as well as higher bad debt expense.
2022 FORM 10-K 40

GLOBAL BRAND DIVISIONS

(Dollars in millions)	FISCAL 2022	FISCAL 2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$102	$25	308%	302%	$30	-17%	-17%
Earnings (Loss) Before Interest and Taxes	$(4,262)	$(3,656)	-17%		$(3,468)	-5%
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
FISCAL 2022 COMPARED TO FISCAL 2021
Global Brand Divisions' loss before interest and taxes increased 17% for fiscal 2022 due to higher total selling and administrative expense, driven by higher operating overhead and demand creation expense. Higher operating overhead expense was primarily due to an increase in strategic technology investments, continued investment in digital capabilities and higher wage-related expenses. Higher demand creation expense was primarily due to higher advertising and marketing expense and higher sports marketing costs.
CONVERSE

(Dollars in millions)	FISCAL 2022	FISCAL 2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2020	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$2,094	$1,986	5%	6%	$1,642	21%	17%
Apparel	103	104	-1%	-3%	89	17%	13%
Equipment	26	29	-10%	-16%	25	16%	14%
Other(1)	123	86	43%	42%	90	-4%	-1%
TOTAL REVENUES	$2,346	$2,205	6%	7%	$1,846	19%	16%
Revenues by:
Sales to Wholesale Customers	$1,292	$1,353	-5%	-4%	$1,154	17%	13%
Sales through Direct to Consumer	931	766	22%	22%	602	27%	24%
Other(1)	123	86	43%	42%	90	-4%	-1%
TOTAL REVENUES	$2,346	$2,205	6%	7%	$1,846	19%	16%
EARNINGS BEFORE INTEREST AND TAXES	$669	$543	23%		$297	83%
(1)    Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.
FISCAL 2022 COMPARED TO FISCAL 2021
On a currency-neutral basis, Converse revenues increased 7% for fiscal 2022 due to revenue growth in North America, Western Europe and licensee markets, partially offset by declines in Asia. Direct to consumer revenues increased 22%, led by strong digital demand. Wholesale revenues decreased 4%, primarily due to ongoing marketplace dynamics in China as well as global supply chain constraints. Combined unit sales within the wholesale and direct to consumer channels decreased 6%, while ASP increased 12%, driven by growth in direct to consumer.
Reported EBIT increased 23%, driven by gross margin expansion and higher revenues, partially offset by higher selling and administrative expense. Gross margin increased approximately 360 basis points as higher margins in direct to consumer, growth in licensee revenues, favorable changes in standard foreign currency exchange rates, and higher full-price ASP, net of discounts, were partially offset by higher product costs due to increased freight, duty and logistics costs. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Demand creation expense increased primarily due to higher advertising and marketing expense, while operating overhead increased primarily due to higher professional services costs.

2022 FORM 10-K 41

CORPORATE

(Dollars in millions)	FISCAL 2022	FISCAL 2021	% CHANGE	FISCAL 2020	% CHANGE
Revenues	$(72)	$40	—	$(11)	—
Earnings (Loss) Before Interest and Taxes	$(2,219)	$(2,261)	2%	$(1,967)	-15%
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
FISCAL 2022 COMPARED TO FISCAL 2021
Corporate's loss before interest and taxes decreased $42 million during fiscal 2022, primarily due to the following:
•a favorable change in net foreign currency gains and losses of $219 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net;
•an unfavorable change of $190 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin; and
•a favorable change of $13 million largely due to higher restructuring-related costs associated with our organizational realignment in the prior year and, to a lesser extent, a net favorable impact related to our strategic distributor partnership transition within APLA in the current year, partially offset by the one-time charge related to the deconsolidation of our Russian operations and higher administrative and wage-related expenses in fiscal 2022.
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
2022 FORM 10-K 42

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

2022 FORM 10-K 43

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
TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. In the translation of our Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $295 million, a benefit of approximately $893 million and a detriment of approximately $867 million for the years ended May 31, 2022, 2021 and 2020, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $87 million, a benefit of approximately $260 million and a detriment of approximately $212 million for the years ended May 31, 2022, 2021 and 2020, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Argentina subsidiary within our APLA operating segment is operating in a hyper-inflationary market. As a result, beginning in the second quarter of fiscal 2019, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. Dollar. As of and for the period ended May 31, 2022, this change did not have a material impact on our results of operations or financial condition, and we do not anticipate it will have a material impact in future periods based on current rates.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had favorable impacts of approximately $132 million and $19 million and an unfavorable impact of approximately $91 million on our Income before income taxes for the years ended May 31, 2022, 2021 and 2020, respectively.
NET INVESTMENTS IN FOREIGN SUBSIDIARIES
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for as net investment hedges in accordance with U.S. GAAP. There were no outstanding net investment hedges as of May 31, 2022 and 2021. There were no cash flows from net investment hedge settlements for the years ended May 31, 2022, 2021 and 2020.
2022 FORM 10-K 44

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $5,188 million for fiscal 2022 compared to $6,657 million for fiscal 2021. Net income, adjusted for non-cash items, generated $6,848 million of operating cash inflow for fiscal 2022 compared to $6,612 million for fiscal 2021. The net change in working capital and other assets and liabilities resulted in a decrease to Cash provided (used) by operations of $1,660 million for fiscal 2022, compared to an increase of $45 million for fiscal 2021. The net change in working capital was unfavorably impacted by a $2,183 million increase in Inventories, partially offset by a favorable impact from a $1,102 million decrease in Accounts receivable. These changes were, in part, due to supply chain constraints, which caused higher levels of in-transit inventory and therefore a lower supply of available inventory to meet consumer demand.
Cash provided (used) by investing activities was an outflow of $1,524 million for fiscal 2022, compared to an outflow of $3,800 million for fiscal 2021, primarily driven by the net change in short-term investments. During fiscal 2022, the net change in short-term investments (including sales, maturities and purchases) resulted in a cash outflow of $747 million compared to a cash outflow of $3,276 million in fiscal 2021. Additionally, during fiscal 2022, we continued investing in our infrastructure to support future growth, specifically focused around digital capabilities, our end-to-end technology foundation, our corporate facilities and improvements across our supply chain. In future periods, we expect to make annual capital expenditures of approximately 3% of annual revenues.
Cash provided (used) by financing activities was an outflow of $4,836 million for fiscal 2022 compared to an outflow of $1,459 million for fiscal 2021. This change was driven by our resumption of the share repurchase program in the fourth quarter of fiscal 2021, resulting in $4,014 million of share repurchases during fiscal 2022 compared to $608 million during fiscal 2021.
In fiscal 2022, we purchased 27.3 million shares of NIKE's Class B Common Stock for $3,994 million (an average price of $146.11 per share) under the four-year, $15 billion share repurchase program approved by the Board of Directors in June 2018. As of May 31, 2022, we had repurchased 77.4 million shares at a cost of $8,663 million (an average price of $111.98 per share) under this program. In June 2022, the Board of Directors authorized a new four-year, $18 billion program to repurchase shares of the Company's Class B common stock. The new program will replace the current $15 billion share repurchase program, which will be terminated in fiscal 2023. Repurchases under the new program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. The new share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at our discretion. We continue to expect funding of share repurchases will come from operating cash flows and excess cash. The timing and the amount of share repurchases will be dictated by our capital needs and stock market conditions.
CAPITAL RESOURCES
On July 23, 2019, we filed a shelf registration statement (the “Shelf”) with the U.S. Securities and Exchange Commission (SEC) which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 23, 2022, and we plan to file a new shelf registration statement with the SEC in July 2022.
On March 11, 2022, we entered into a 364-day committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings, with the option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 10, 2023, with an option to extend the maturity date an additional 364 days. This facility replaces the prior $1 billion 364-day credit facility agreement entered into on March 15, 2021, which would have matured on March 14, 2022. Refer to Note 7 — Short-Term Borrowings and Credit Lines for additional information.
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
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. As it relates to our committed credit facilities entered into on March 11, 2022, if our long-term debt ratings were to decline, the facility fees and interest rates would increase. Conversely, if our long-term debt ratings were to improve, the facility fees and interest rates would decrease. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facilities. Under these facilities, we have agreed to various covenants. These covenants include limits on our disposal of assets and the amount of debt secured by liens we may incur. In the event we were to have any borrowings outstanding under these facilities, failed to meet any covenant and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and

2022 FORM 10-K 45

payable. As of May 31, 2022, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $3 billion commercial paper program. As of and for the fiscal year ended May 31, 2022, we did not have any borrowings outstanding under our $3 billion program. As of May 31, 2021, we had no commercial paper outstanding.
We may continue to issue commercial paper or other debt securities depending on general corporate needs.
To date, we have not experienced difficulty accessing the credit markets; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of May 31, 2022, we had cash, cash equivalents and short-term investments totaling $13.0 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. government sponsored enterprise obligations, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of May 31, 2022, the weighted-average days to maturity of our cash equivalents and short-term investments portfolio was 113 days.
We believe that existing cash, cash equivalents, short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.
Our material cash requirements as of May 31, 2022, were as follows:
•Debt Obligations — Refer to Note 7 — Short-Term Borrowings and Credit Lines and Note 8 — Long-Term Debt in the accompanying Notes to the Consolidated Financial Statements for further information.
•Operating Leases — Refer to Note 19 — Leases in the accompanying Notes to the Consolidated Financial Statements for further information.
•Endorsement Contracts — As of May 31, 2022, we had endorsement contract obligations of $7.6 billion, with $1.3 billion payable within 12 months, representing approximate amounts of base compensation and minimum guaranteed royalty fees we are obligated to pay athlete, public figure, sport team and league endorsers of our products. Actual payments under some contracts may be higher than these amounts as these contracts provide for bonuses to be paid to the endorsers based upon athletic achievements and/or royalties on product sales in future periods. Actual payments under some contracts may also be lower as these contracts include provisions for reduced payments if athletic performance declines in future periods. In addition to the cash payments, we are obligated to furnish our endorsers with NIKE product for their use. It is not possible to determine how much we will spend on this product on an annual basis as the amount of product provided to the endorsers will depend on many factors and the contracts generally do not stipulate a minimum amount of cash to be spent on the product.
•Product Purchase Obligations — As of May 31, 2022, we had product purchase obligations of $6.6 billion, all of which are payable within the next 12 months. Product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and specify all significant terms. We generally order product at least four to five months in advance of sale based primarily on advanced orders received from external wholesale customers and internal orders from our direct to consumer operations. In some cases, prices are subject to change throughout the production process.
•Other Purchase Obligations — As of May 31, 2022, we had $3.1 billion of other purchase obligations, with $1.7 billion payable within the next 12 months. Other purchase obligations primarily include technology investments, construction, service and marketing commitments, including marketing commitments associated with endorsement contracts, made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, and may include open purchase orders for non-product purchases.
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
As a part of the transition tax related to the Tax Cuts and Jobs Act, as of May 31, 2022, we had $730 million in estimated future cash payments, with $86 million payable within the next 12 months. These amounts represent the transition tax on deemed repatriation of undistributed earnings of foreign subsidiaries, which are reflected net of foreign tax credits we utilized. Refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 9 - Income Taxes, in our fiscal 2020 Form 10-K, which was filed with the United States Securities and Exchange Commission on July 24, 2020, for additional information.
2022 FORM 10-K 46

Refer to Note 18 — Commitments and Contingencies in the accompanying Notes to the Consolidated Financial Statements for further information related to our off-balance sheet arrangements, bank guarantees and letters of credit.
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
NEW ACCOUNTING PRONOUNCEMENTS
We do not expect that any recently issued accounting pronouncements will have a material effect on our Consolidated Financial Statements.
CRITICAL ACCOUNTING ESTIMATES
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
We believe the assumptions and judgments involved in the accounting estimates described below have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting estimates. Management has reviewed and discussed these critical accounting estimates with the Audit & Finance Committee of the Board of Directors.
These policies require that we make estimates in the preparation of our Consolidated Financial Statements as of a given date. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting estimates. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.
REVENUE RECOGNITION
Revenue is recognized when transfer of control to the customer has occurred, which is either upon shipment or upon receipt, depending on the terms of sale. The transaction price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and miscellaneous claims from customers.
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
Refer also to Note 1 — Summary of Significant Accounting Policies and Note 16 — Revenues in the accompanying Notes to the Consolidated Financial Statements for additional information.
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

2022 FORM 10-K 47

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
2022 FORM 10-K 48

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
We historically had not provided for deferred income taxes on the undistributed earnings of certain foreign subsidiaries as they were considered indefinitely reinvested outside the U.S. During the fourth quarter of fiscal 2022, in connection with a change in our legal entity structure that reduced the withholding tax consequences of a decision to remit undistributed earnings in the Netherlands, we changed our assertion regarding our ability and intent to indefinitely reinvest undistributed earnings of certain foreign subsidiaries. We have evaluated our historic indefinite reinvestment assertion as a result of the legal entity restructuring and determined that any historical or future undistributed earnings of foreign subsidiaries are no longer considered to be indefinitely reinvested. There is no deferred tax liability associated with those earnings.
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
Refer to Note 18 — Commitments and Contingencies in the accompanying Notes to the Consolidated Financial Statements for additional information.

2022 FORM 10-K 49

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
The timing for hedging exposures, as well as the type and duration of the hedge instruments employed, are guided by our hedging policies and determined based upon the nature of the exposure and prevailing market conditions. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The majority of derivatives outstanding as of May 31, 2022, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Chinese Yuan/U.S. Dollar, and Japanese Yen/U.S. Dollar currency pairs. Refer to Note 14 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional information.
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
The estimated maximum one-day loss in fair value on our foreign currency sensitive derivative financial instruments, derived using the VaR model, was $99 million and $92 million as of May 31, 2022 and 2021, respectively. The VaR increased year-over-year as a result of an increase in foreign currency volatilities as of May 31, 2022. Such a hypothetical loss in the fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $170 million and $184 million during fiscal 2022 and fiscal 2021, respectively.
2022 FORM 10-K 50

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

	EXPECTED MATURITY DATE YEAR ENDING MAY 31,
(Dollars in millions)	2023	2024	2025	2026	2027	THEREAFTER	TOTAL	FAIR VALUE
Interest Rate Risk
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$500	$—	$1,000	$—	$2,000	$6,000	$9,500	$8,933
Average interest rate	2.3%	0.0%	2.4%	0.0%	2.6%	3.3%	3.0%

2022 FORM 10-K 51

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
2022 FORM 10-K 52

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2022.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the Consolidated Financial Statements and (2) the effectiveness of our internal control over financial reporting as of May 31, 2022, as stated in their report herein.

John J. Donahoe II	Matthew Friend
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

2022 FORM 10-K 53

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NIKE, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NIKE, Inc. and its subsidiaries (the “Company”) as of May 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended May 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of June 1, 2019.
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

2022 FORM 10-K 54

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
Accounting for Income Taxes
As described in Notes 1 and 9 to the consolidated financial statements, the Company recorded income tax expense of $605 million for the year ended May 31, 2022, and has net deferred tax assets of $1,665 million, including a valuation allowance of $19 million, and total gross unrecognized tax benefits, excluding related interest and penalties, of $848 million as of May 31, 2022, $626 million of which would affect the Company's effective tax rate if recognized in future periods. The realization of deferred tax assets is dependent on future taxable earnings. Management assesses the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies and considers foreign tax credit utilization in making this assessment of realization. A valuation allowance is established against the net deferred tax asset to the extent that recovery is not likely. The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. As disclosed by management, the use of significant judgment and estimates, as well as the interpretation and application of complex tax laws is required by management to determine the Company's provision for income taxes.
The principal considerations for our determination that performing procedures relating to the accounting for income taxes is a critical audit matter are a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to (i) management's assessment of complex tax laws and regulations as it relates to determining the provision for income taxes and (ii) management's assessment of the realizability of deferred tax assets, specifically related to available tax planning strategies. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including controls over management's assessment of the realizability of deferred tax assets. These procedures also included, among others, evaluating the effect on the Company's tax provision of changes in its legal entity structure, evaluating changes in and compliance with tax laws, and testing the calculation of the provision of income taxes, including assessing management’s tax planning strategies for the utilization of deferred tax assets. Professionals with specialized skill and knowledge were used to assist in evaluating changes in and compliance with the tax laws and regulations and the provision for income taxes.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
July 21, 2022
We have served as the Company's auditor since 1974.

2022 FORM 10-K 55

NIKE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED MAY 31,
(In millions, except per share data)	2022	2021	2020
Revenues	$46,710	$44,538	$37,403
Cost of sales	25,231	24,576	21,162
Gross profit	21,479	19,962	16,241
Demand creation expense	3,850	3,114	3,592
Operating overhead expense	10,954	9,911	9,534
Total selling and administrative expense	14,804	13,025	13,126
Interest expense (income), net	205	262	89
Other (income) expense, net	(181)	14	139
Income before income taxes	6,651	6,661	2,887
Income tax expense	605	934	348
NET INCOME	$6,046	$5,727	$2,539
Earnings per common share:
Basic	$3.83	$3.64	$1.63
Diluted	$3.75	$3.56	$1.60
Weighted average common shares outstanding:
Basic	1,578.8	1,573.0	1,558.8
Diluted	1,610.8	1,609.4	1,591.6
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.
2022 FORM 10-K 56

NIKE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED MAY 31,
(Dollars in millions)	2022	2021	2020
Net income	$6,046	$5,727	$2,539
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(522)	496	(148)
Change in net gains (losses) on cash flow hedges	1,214	(825)	(130)
Change in net gains (losses) on other	6	5	(9)
Total other comprehensive income (loss), net of tax	698	(324)	(287)
TOTAL COMPREHENSIVE INCOME	$6,744	$5,403	$2,252
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2022 FORM 10-K 57

NIKE, INC.
CONSOLIDATED BALANCE SHEETS

	MAY 31,
(In millions)	2022	2021
ASSETS
Current assets:
Cash and equivalents	$8,574	$9,889
Short-term investments	4,423	3,587
Accounts receivable, net	4,667	4,463
Inventories	8,420	6,854
Prepaid expenses and other current assets	2,129	1,498
Total current assets	28,213	26,291
Property, plant and equipment, net	4,791	4,904
Operating lease right-of-use assets, net	2,926	3,113
Identifiable intangible assets, net	286	269
Goodwill	284	242
Deferred income taxes and other assets	3,821	2,921
TOTAL ASSETS	$40,321	$37,740
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$500	$—
Notes payable	10	2
Accounts payable	3,358	2,836
Current portion of operating lease liabilities	420	467
Accrued liabilities	6,220	6,063
Income taxes payable	222	306
Total current liabilities	10,730	9,674
Long-term debt	8,920	9,413
Operating lease liabilities	2,777	2,931
Deferred income taxes and other liabilities	2,613	2,955
Commitments and contingencies (Note 18)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 305 and 305 shares outstanding	—	—
Class B — 1,266 and 1,273 shares outstanding	3	3
Capital in excess of stated value	11,484	9,965
Accumulated other comprehensive income (loss)	318	(380)
Retained earnings (deficit)	3,476	3,179
Total shareholders' equity	15,281	12,767
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$40,321	$37,740
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.
2022 FORM 10-K 58

NIKE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED MAY 31,
(Dollars in millions)	2022	2021	2020
Cash provided (used) by operations:
Net income	$6,046	$5,727	$2,539
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	717	744	721
Deferred income taxes	(650)	(385)	(380)
Stock-based compensation	638	611	429
Amortization, impairment and other	123	53	398
Net foreign currency adjustments	(26)	(138)	23
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(504)	(1,606)	1,239
(Increase) decrease in inventories	(1,676)	507	(1,854)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(845)	(182)	(654)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	1,365	1,326	24
Cash provided (used) by operations	5,188	6,657	2,485
Cash provided (used) by investing activities:
Purchases of short-term investments	(12,913)	(9,961)	(2,426)
Maturities of short-term investments	8,199	4,236	74
Sales of short-term investments	3,967	2,449	2,379
Additions to property, plant and equipment	(758)	(695)	(1,086)
Other investing activities	(19)	171	31
Cash provided (used) by investing activities	(1,524)	(3,800)	(1,028)
Cash provided (used) by financing activities:
Proceeds from borrowings, net of debt issuance costs	—	—	6,134
Increase (decrease) in notes payable, net	15	(52)	49
Repayment of borrowings	—	(197)	(6)
Proceeds from exercise of stock options and other stock issuances	1,151	1,172	885
Repurchase of common stock	(4,014)	(608)	(3,067)
Dividends — common and preferred	(1,837)	(1,638)	(1,452)
Other financing activities	(151)	(136)	(52)
Cash provided (used) by financing activities	(4,836)	(1,459)	2,491
Effect of exchange rate changes on cash and equivalents	(143)	143	(66)
Net increase (decrease) in cash and equivalents	(1,315)	1,541	3,882
Cash and equivalents, beginning of year	9,889	8,348	4,466
CASH AND EQUIVALENTS, END OF YEAR	$8,574	$9,889	$8,348
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$290	$293	$140
Income taxes	1,231	1,177	1,028
Non-cash additions to property, plant and equipment	160	179	121
Dividends declared and not paid	480	438	385
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2022 FORM 10-K 59

NIKE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2019	315	$—	1,253	$3	$7,163	$231	$1,643	$9,040
Stock options exercised			20		703			703
Repurchase of Class B Common Stock			(34)		(161)		(2,872)	(3,033)
Dividends on common stock ($0.955 per share) and preferred stock ($0.10 per share)							(1,491)	(1,491)
Issuance of shares to employees, net of shares withheld for employee taxes			4		165		(9)	156
Stock-based compensation					429			429
Net income							2,539	2,539
Other comprehensive income (loss)						(287)		(287)
Adoption of ASC Topic 842 (Note 1)							(1)	(1)
Balance at May 31, 2020	315	$—	1,243	$3	$8,299	$(56)	$(191)	$8,055
Stock options exercised			21		954			954
Conversion to Class B Common Stock	(10)		10					—
Repurchase of Class B Common Stock			(5)		(28)		(622)	(650)
Dividends on common stock ($1.070 per share) and preferred stock ($0.10 per share)							(1,692)	(1,692)
Issuance of shares to employees, net of shares withheld for employee taxes			4		129		(43)	86
Stock-based compensation					611			611
Net income							5,727	5,727
Other comprehensive income (loss)						(324)		(324)
Balance at May 31, 2021	305	$—	1,273	$3	$9,965	$(380)	$3,179	$12,767
Stock options exercised			17		924			924
Repurchase of Class B Common Stock			(27)		(186)		(3,808)	(3,994)
Dividends on common stock ($1.190 per share) and preferred stock ($0.10 per share)							(1,886)	(1,886)
Issuance of shares to employees, net of shares withheld for employee taxes			3		143		(55)	88
Stock-based compensation					638			638
Net income							6,046	6,046
Other comprehensive income (loss)						698		698
Balance at May 31, 2022	305	$—	1,266	$3	$11,484	$318	$3,476	$15,281
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2022 FORM 10-K 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022 FORM 10-K 61

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
NIKE, Inc. is a worldwide leader in the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE, Inc. portfolio brands include the NIKE Brand, Jordan Brand, Hurley, prior to its divestiture in fiscal 2020, and Converse. The NIKE Brand is focused on performance athletic footwear, apparel, equipment, accessories and services across Men's, Women's and Kids', amplified with sport-inspired lifestyle products carrying the Swoosh trademark, as well as other NIKE Brand trademarks. The Jordan Brand is focused on athletic and casual footwear, apparel and accessories using the Jumpman trademark. Sales and operating results of Jordan Brand products are reported within the respective NIKE Brand geographic operating segments. Sales and operating results of Hurley brand products, prior to its divestiture in fiscal 2020, were reported within the NIKE Brand's North America geographic operating segment. Refer to Note 20 — Acquisitions and Divestitures for information regarding the divestiture of the Company's wholly-owned subsidiary, Hurley. Converse designs, distributes, licenses and sells casual sneakers, apparel and accessories under the Converse, Chuck Taylor, All Star, One Star, Star Chevron and Jack Purcell trademarks. In some markets outside the U.S., these trademarks are licensed to third parties who design, distribute, market and sell similar products. Operating results of the Converse brand are reported on a stand-alone basis.
BASIS OF CONSOLIDATION
The Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company" or "NIKE"). All significant intercompany transactions and balances have been eliminated.
Economic sanctions imposed on Russia during the fourth quarter of fiscal 2022, impacted the Company's local business and a reduction in the Ruble liquidity affected the Company's ability to manage operational impact and related foreign currency risk. As a result, the Company deconsolidated its Russian legal entities, which resulted in a one-time, pre-tax charge of $96 million recognized within Other (income) expense, net, classified within Corporate. Subsequent to the end of fiscal 2022, the Company made the decision to leave the Russian marketplace.
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
2022 FORM 10-K 62

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
DEMAND CREATION EXPENSE
Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary products, television, digital and print advertising as well as media costs, brand events and retail brand presentation. Advertising production costs are expensed the first time an advertisement is run. Advertising media costs are expensed when the advertisement appears. Costs related to brand events are expensed when the event occurs. Costs related to retail brand presentation are expensed when the presentation is complete and delivered.
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
Through cooperative advertising programs, the Company reimburses its wholesale customers for certain costs of advertising the Company's products. To the extent the Company receives a distinct good or service in exchange for consideration paid to the customer does not exceed the fair value of that good or service, the amounts reimbursed are recorded in Demand creation expense.
Total advertising and promotion expenses, which the Company refers to as Demand creation expense, were $3,850 million, $3,114 million and $3,592 million for the years ended May 31, 2022, 2021 and 2020, respectively. Prepaid advertising and promotion expenses totaled $773 million and $630 million at May 31, 2022 and 2021, respectively, of which $329 million and $338 million, respectively, were recorded in Prepaid expenses and other current assets, and $444 million and $292 million, respectively, were recorded in Deferred income taxes and other assets, depending on the period to which the prepayment applied.
OPERATING OVERHEAD EXPENSE
Operating overhead expense consists primarily of wage and benefit-related expenses, research and development costs, bad debt expense as well as other administrative expenses such as rent, depreciation and amortization, professional services, certain technology investments, meetings and travel.

2022 FORM 10-K 63

CASH AND EQUIVALENTS
Cash and equivalents represent cash and short-term, highly liquid investments, that are both readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates, with maturities three months or less at the date of purchase.
SHORT-TERM INVESTMENTS
Short-term investments consist of highly liquid investments with maturities over 90 days at the date of purchase. At May 31, 2022 and 2021, Short-term investments consisted of available-for-sale debt securities, which are recorded at fair value with unrealized gains and losses reported, net of tax, in Accumulated other comprehensive income (loss), unless unrealized losses are determined to be unrecoverable. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale debt securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and, therefore, classifies all securities with maturity dates beyond three months at the date of purchase as current assets within Short-term investments on the Consolidated Balance Sheets.
Refer to Note 6 — Fair Value Measurements for more information on the Company's Short-term investments.
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE
Accounts receivable, net consist primarily of amounts due from customers. The Company makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for expected losses resulting from the inability of its customers to make required payments. In addition to judgments about the creditworthiness of significant customers based on ongoing credit evaluations, the Company considers historical levels of credit losses, as well as macroeconomic and industry trends to determine the amount of the allowance. Accounts receivable with anticipated collection dates greater than 12 months from the balance sheet date and related allowances are considered non-current and recorded in Deferred income taxes and other assets. The allowance for uncollectible accounts receivable was $34 million and $93 million as of May 31, 2022 and 2021, respectively.
INVENTORY VALUATION
Inventories are stated at lower of cost and net realizable value and valued on either an average or a specific identification cost basis. In some instances, the Company ships products directly from its suppliers to the customer, with the related inventory and cost of sales recognized on a specific identification basis. Inventory costs primarily consist of product cost from the Company's suppliers, as well as inbound freight, import duties, taxes, insurance, logistics and other handling fees.
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
SOFTWARE DEVELOPMENT COSTS
Expenditures for major software purchases and software developed for internal use are capitalized and amortized over 2 to 12 years on a straight-line basis. The Company's policy provides for the capitalization of external direct costs associated with developing or obtaining internal use computer software. The Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.
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
2022 FORM 10-K 64

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
The Company primarily leases retail store space, certain distribution and warehouse facilities, office space, equipment and other non-real estate assets. The Company determines if an arrangement is a lease at inception and begins recording lease activity at the commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the asset. Lease components are not separated from non-lease components for real estate leases within the Company's lease portfolio. Right-of-use (ROU) assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. The Company's incremental borrowing rate is used to determine the present value of future lease payments unless the implicit rate is readily determinable.
Lease agreements may contain rent escalation clauses, renewal or termination options, rent holidays or certain landlord incentives, including tenant improvement allowances. ROU assets include amounts for scheduled rent increases and are reduced by the amount of lease incentives. The lease term includes the non-cancelable period of the lease and options to extend or terminate the lease when it is reasonably certain the Company will exercise those options. The Company does not record leases with an initial term of 12 months or less on the Consolidated Balance Sheets and recognizes related lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term. Certain lease agreements include variable lease

2022 FORM 10-K 65

payments, which are based on a percent of retail sales over specified levels or adjust periodically for inflation as a result of changes in a published index, primarily the Consumer Price Index, and are expensed as incurred.
FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives, equity securities and available-for-sale debt securities. Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. The Company uses a three-level hierarchy that prioritizes fair value measurements based on the types of inputs used, as follows:
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
2022 FORM 10-K 66

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation by estimating the fair value, net of estimated forfeitures, of equity awards and recognizing the related expense as Cost of sales or Operating overhead expense, as applicable, in the Consolidated Statements of Income on a straight-line basis over the vesting period. Substantially all awards vest ratably over four years of continued employment, with stock options expiring 10 years from the date of grant. Performance-based restricted stock units vest based on the Company's achievement of certain performance criteria throughout the three-year performance period and continued employment through the vesting date. The fair value of options, stock appreciation rights and employees' purchase rights under the employee stock purchase plans (ESPPs) is determined using the Black-Scholes option pricing model. The fair value of restricted stock and time-vesting restricted stock units is established by the market price on the date of grant. The fair value of performance-based restricted stock units is estimated as of the grant date using a Monte Carlo simulation.
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
Refer to Note 12 — Earnings Per Share for further discussion.
MANAGEMENT ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, including estimates relating to assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Additionally, the extent to which the evolving COVID-19 pandemic impacts the Company's financial statements will depend on a number of factors, including the further spread and duration of COVID-19 and the economic impacts of the pandemic. There remains risk that COVID-19 could have a material, adverse impact on future revenue growth as well as overall profitability.

NOTE 2 — INVENTORIES
Inventory balances of $8,420 million and $6,854 million as of May 31, 2022 and 2021, respectively, were substantially all finished goods.

2022 FORM 10-K 67

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net included the following:

	MAY 31,
(Dollars in millions)	2022	2021
Land and improvements	$330	$363
Buildings	3,170	3,365
Machinery and equipment	2,870	3,023
Internal-use software	1,616	1,391
Leasehold improvements	1,712	1,608
Construction in process	399	311
Total property, plant and equipment, gross	10,097	10,061
Less accumulated depreciation	5,306	5,157
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,791	$4,904
Capitalized interest was not material for the fiscal years ended May 31, 2022, 2021 and 2020.

NOTE 4 — IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL
Identifiable intangible assets, net consist of indefinite-lived trademarks, acquired trademarks and other intangible assets. The following table summarizes the Company's Identifiable intangible assets, net balances:

	MAY 31,
	2022			2021
(Dollars in millions)	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Indefinite-lived trademarks	$259	$—	$259	$246	$—	$246
Acquired trademarks and other	66	39	27	50	27	23
IDENTIFIABLE INTANGIBLE ASSETS, NET	$325	$39	$286	$296	$27	$269
Goodwill was $284 million and $242 million as of May 31, 2022 and 2021, respectively, and there were no accumulated impairment losses as of May 31, 2022 and 2021. Additionally, the impact to Goodwill during fiscal 2022 and 2021 as a result of acquisitions and divestitures was not material.

NOTE 5 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	MAY 31,
(Dollars in millions)	2022	2021
Compensation and benefits, excluding taxes	$1,297	$1,472
Sales-related reserves	1,015	1,077
Allowance for expected loss on sale(1)	397	358
Other	3,511	3,156
TOTAL ACCRUED LIABILITIES	$6,220	$6,063
(1)Refer to Note 20 — Acquisitions and Divestitures for additional information.

2022 FORM 10-K 68

NOTE 6 — FAIR VALUE MEASUREMENTS
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of May 31, 2022 and 2021, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement. Refer to Note 1 — Summary of Significant Accounting Policies for additional detail regarding the Company's fair value measurement methodology.

	MAY 31, 2022
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$839	$839	$—
Level 1:
U.S. Treasury securities	3,801	8	3,793
Level 2:
Commercial paper and bonds	660	37	623
Money market funds	6,458	6,458	—
Time deposits	1,237	1,232	5
U.S. Agency securities	2	—	2
Total Level 2	8,357	7,727	630
TOTAL	$12,997	$8,574	$4,423

	MAY 31, 2021
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$840	$840	$—
Level 1:
U.S. Treasury securities	2,892	—	2,892
Level 2:
Commercial paper and bonds	748	57	691
Money market funds	7,701	7,701	—
Time deposits	1,293	1,291	2
U.S. Agency securities	2	—	2
Total Level 2	9,744	9,049	695
TOTAL	$13,476	$9,889	$3,587
As of May 31, 2022, the Company held $2,617 million of available-for-sale debt securities with maturity dates within one year and $1,806 million with maturity dates over one year and less than five years in Short-term investments on the Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $94 million, $34 million and $62 million for the years ended May 31, 2022, 2021 and 2020, respectively.
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
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

2022 FORM 10-K 69

	MAY 31, 2022
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$875	$669	$206	$76	$65	$11
Embedded derivatives	5	5	—	1	1	—
TOTAL	$880	$674	$206	$77	$66	$11
(1)If the foreign exchange derivative instruments had been netted on the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $76 million as of May 31, 2022. As of that date, the Company received $486 million of cash collateral from counterparties related to foreign exchange derivative instruments. No amount of collateral was posted on the derivative liability balance as of May 31, 2022.

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
NON-RECURRING FAIR VALUE MEASUREMENTS
As further discussed in Note 20 — Acquisitions and Divestitures, during fiscal 2020, the Company met the criteria to recognize the related assets and liabilities of its Brazil, Argentina, Chile and Uruguay entities as held-for-sale. This required the Company to remeasure the disposal groups at fair value, less costs to sell, which is considered a Level 3 fair value measurement and was based on each transaction's estimated consideration. During fiscal 2022, the Company continued to use estimated consideration to measure the fair value of each disposal group.
All other assets or liabilities required to be measured at fair value on a non-recurring basis as of May 31, 2022 and 2021 were immaterial.
2022 FORM 10-K 70

NOTE 7 — SHORT-TERM BORROWINGS AND CREDIT LINES
Notes payable as of May 31, 2022 and 2021, are summarized below:

	MAY 31,
	2022			2021
(Dollars in millions)	BORROWINGS	INTEREST RATE		BORROWINGS	INTEREST RATE
Notes payable:
U.S. operations	$—	0.00%		—	0.00%
Non-U.S. operations	$10	19.80%	(1)	$2	17.80%	(1)
TOTAL NOTES PAYABLE	$10			$2
(1)Weighted average interest rate includes non-interest bearing overdrafts.
The carrying amounts reflected in the Consolidated Balance Sheets for Notes payable approximate fair value.
On March 11, 2022, the Company entered into a 364-day committed credit facility agreement with a syndicate of banks, which provides for up to $1 billion of borrowings, with an option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 10, 2023, with an option to extend the maturity date an additional 364 days. This facility replaces the prior $1 billion 364-day credit facility agreement entered into on March 15, 2021, which would have matured on March 14, 2022. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing Term Secured Overnight Financing Rate (Term SOFR) for the applicable interest period plus 0.60%. The facility fee is 0.02% of the total undrawn commitment.
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
As of and for the periods ended May 31, 2022 and 2021, no amounts were outstanding under any of the Company's committed credit facilities.

2022 FORM 10-K 71

NOTE 8 — LONG-TERM DEBT
Long-term debt, net of unamortized premiums, discounts and debt issuance costs, comprises the following:

				BOOK VALUE OUTSTANDING AS OF MAY 31,
Scheduled Maturity (Dollars in millions)	ORIGINAL PRINCIPAL	INTEREST RATE	INTEREST PAYMENTS	2022	2021
Corporate Term Debt:(1)(2)
May 1, 2023	$500	2.25%	Semi-Annually	$500	$499
March 27, 2025	1,000	2.40%	Semi-Annually	996	995
November 1, 2026	1,000	2.38%	Semi-Annually	997	996
March 27, 2027	1,000	2.75%	Semi-Annually	996	995
March 27, 2030	1,500	2.85%	Semi-Annually	1,491	1,490
March 27, 2040	1,000	3.25%	Semi-Annually	986	986
May 1, 2043	500	3.63%	Semi-Annually	496	496
November 1, 2045	1,000	3.88%	Semi-Annually	985	984
November 1, 2046	500	3.38%	Semi-Annually	492	491
March 27, 2050	1,500	3.38%	Semi-Annually	1,481	1,481
Total				9,420	9,413
Less Current Portion of Long-Term Debt				500	—
TOTAL LONG-TERM DEBT				$8,920	$9,413
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
The scheduled maturity of Long-term debt in each of the years ending May 31, 2023 through 2027, are $500 million, $0 million, $1,000 million, $0 million and $2,000 million, respectively, at face value.
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt, including the current portion, was approximately $8,933 million and $10,275 million as of May 31, 2022 and 2021, respectively.
2022 FORM 10-K 72

NOTE 9 — INCOME TAXES
Income before income taxes is as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2022	2021	2020
Income before income taxes:
United States	$6,020	$5,723	$2,954
Foreign	631	938	(67)
TOTAL INCOME BEFORE INCOME TAXES	$6,651	$6,661	$2,887
The provision for income taxes is as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2022	2021	2020
Current:
United States
Federal	$231	$328	$(109)
State	98	134	81
Foreign	926	857	756
Total Current	1,255	1,319	728
Deferred:
United States
Federal	(522)	(371)	(231)
State	(16)	(34)	(47)
Foreign	(112)	20	(102)
Total Deferred	(650)	(385)	(380)
TOTAL INCOME TAX EXPENSE	$605	$934	$348
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	YEAR ENDED MAY 31,
	2022	2021	2020
Federal income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.4%	1.3%	0.8%
Foreign earnings	-1.8%	0.2%	5.9%
Subpart F deferred tax benefit	-4.7%	0.0%	0.0%
Foreign-derived intangible income benefit	-4.1%	-3.7%	-8.1%
Excess tax benefits from share-based compensation	-4.9%	-4.5%	-7.2%
Income tax audits and contingency reserves	1.5%	1.5%	-1.4%
U.S. research and development tax credit	-1.0%	-0.9%	-1.8%
Other, net	1.7%	-0.9%	2.9%
EFFECTIVE INCOME TAX RATE	9.1%	14.0%	12.1%
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Tax Act"), which significantly changed U.S. tax law and included a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries. The Company recognizes taxes due under the GILTI provision as a current period expense.
The effective tax rate for the fiscal year ended May 31, 2022 was lower than the effective tax rate for the fiscal year ended May 31, 2021. The decrease was primarily due to a shift in the Company's earnings mix and recognition of a non-cash, one-time benefit related to the onshoring of the Company's non-U.S. intangible property. During the fourth quarter of fiscal 2022, the Company onshored certain non-U.S. intangible property ownership rights and implemented changes in the Company's legal entity structure. The tax restructuring increases the possibility that foreign earnings in future periods will be subject to tax in the U.S. due to Subpart F of the Internal Revenue Code. The Company recognized a deferred tax asset and corresponding non-cash deferred income tax benefit of 4.7%, to establish the deferred tax deduction that is expected to reduce taxable income in future periods.

2022 FORM 10-K 73

The effective tax rate for the fiscal year ended May 31, 2021 was higher than the effective tax rate for the fiscal year ended May 31, 2020, due to a change in the proportion of earnings taxed in the U.S., related to the recovery from the impact of the COVID-19 pandemic and less favorable impacts from discrete items such as stock-based compensation. Income tax audit and contingency reserves for the fiscal year ended May 31, 2021, reflects recognition of a reserve of 1.2% related to Altera Corp. v. Commissioner, where the taxpayer was denied a hearing before the U.S. Supreme Court on June 22, 2020, thereby ratifying the Ninth Circuit Court's decision and requiring the inclusion of stock-based compensation in intercompany cost-sharing arrangements, and other matters of 0.3%.
Deferred tax assets and liabilities comprise the following as of:

	MAY 31,
(Dollars in millions)	2022	2021
Deferred tax assets:
Inventories(1)	$136	$78
Sales return reserves(1)	109	100
Deferred compensation(1)	313	350
Stock-based compensation	195	175
Reserves and accrued liabilities(1)	145	96
Operating lease liabilities	508	499
Intangibles	275	187
Capitalized research and development expenditures	353	349
Net operating loss carry-forwards	8	15
Subpart F deferred tax	313	—
Foreign tax credit carry-forward	103	—
Other(1)	148	178
Total deferred tax assets	2,606	2,027
Valuation allowance	(19)	(12)
Total deferred tax assets after valuation allowance	2,587	2,015
Deferred tax liabilities:
Foreign withholding tax on undistributed earnings of foreign subsidiaries	(146)	(182)
Property, plant and equipment(1)	(247)	(255)
Right-of-use assets	(437)	(431)
Other(1)	(92)	(14)
Total deferred tax liabilities	(922)	(882)
NET DEFERRED TAX ASSET	$1,665	$1,133
(1)The above amounts exclude deferred taxes held-for-sale as of May 31, 2022 and 2021. See Note 20 — Acquisitions and Divestitures for additional information.

The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits as of:

	MAY 31,
(Dollars in millions)	2022	2021	2020
Unrecognized tax benefits, beginning of the period	$896	$771	$808
Gross increases related to prior period tax positions	71	77	181
Gross decreases related to prior period tax positions	(145)	(22)	(171)
Gross increases related to current period tax positions	62	59	50
Settlements	(17)	(5)	(58)
Lapse of statute of limitations	(10)	(6)	(28)
Changes due to currency translation	(9)	22	(11)
UNRECOGNIZED TAX BENEFITS, END OF THE PERIOD	$848	$896	$771
As of May 31, 2022, total gross unrecognized tax benefits, excluding related interest and penalties, were $848 million, of which $626 million would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
2022 FORM 10-K 74

The Company recognizes interest and penalties related to income tax matters in Income tax expense. The liability for payment of interest and penalties increased by $45 million during the fiscal year ended May 31, 2022, increased by $45 million during the fiscal year ended May 31, 2021, and decreased by $16 million during the fiscal year ended May 31, 2020. As of May 31, 2022 and 2021, accrued interest and penalties related to uncertain tax positions were $248 million and $203 million, respectively (excluding federal benefit) and included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
As of May 31, 2022 and 2021, long-term income taxes payable were $535 million and $640 million, respectively, and were included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
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
The Company historically had not provided for deferred income taxes on the undistributed earnings of certain foreign subsidiaries as they were considered indefinitely reinvested outside the U.S. During the fourth quarter of fiscal 2022, in connection with a change in the Company's legal entity structure that reduced the withholding tax consequences of a decision to remit undistributed earnings in the Netherlands, the Company changed its assertion regarding its ability and intent to indefinitely reinvest undistributed earnings of certain foreign subsidiaries. The Company has evaluated its historic indefinite reinvestment assertion as a result of the legal entity restructuring and determined that any historical or future undistributed earnings of foreign subsidiaries are no longer considered to be indefinitely reinvested. There is no deferred tax liability associated with those earnings.
A portion of the Company's foreign operations benefit from a tax holiday, which is set to expire in 2031. This tax holiday may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The tax benefit attributable to this tax holiday, before taking into consideration other U.S. indirect tax provisions, was $221 million, $238 million and $238 million for the fiscal years ended May 31, 2022, 2021 and 2020, respectively. The benefit of the tax holiday on diluted earnings per common share was $0.14, $0.15 and $0.15 for the fiscal years ended May 31, 2022, 2021 and 2020, respectively.
Deferred tax assets as of May 31, 2022 and 2021, were reduced by a valuation allowance. For the fiscal year ended May 31, 2022, a valuation allowance was provided for U.S. capital loss carryforwards and on tax benefits generated by certain entities with operating losses. For the fiscal year ended May 31, 2021, a valuation allowance was provided for U.S. capital loss carryforwards and on tax benefits generated by certain entities with operating losses. There was a $7 million net increase in the valuation allowance for the fiscal year ended May 31, 2022, compared to a $14 million net decrease for the fiscal year ended May 31, 2021, and $62 million net decrease for the fiscal year ended May 31, 2020.
The Company has recorded deferred tax assets of $103 million as of May 31, 2022 for U.S. foreign tax credit carry-forwards which will begin to expire in 2032.
The Company has available domestic and foreign loss carry-forwards of $44 million as of May 31, 2022. If not utilized, such losses will expire as follows:

	YEAR ENDING MAY 31,
(Dollars in millions)	2023	2024	2025	2026	2027-2042	INDEFINITE	TOTAL
Net operating losses	$—	$—	$—	$—	$7	$37	$44

2022 FORM 10-K 75

NOTE 10 — REDEEMABLE PREFERRED STOCK
Sojitz America is the sole owner of the Company's authorized redeemable preferred stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31, and no dividends may be declared or paid on the common stock of the Company unless dividends on the redeemable preferred stock have been declared and paid in full. There have been no changes in the redeemable preferred stock in the fiscal years ended May 31, 2022, 2021 and 2020. As the holder of the redeemable preferred stock, Sojitz America does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries; on merger, consolidation, liquidation or dissolution of the Company; or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States. The redeemable preferred stock has been fully issued to Sojitz America and is not blank check preferred stock. The Company's articles of incorporation do not permit the issuance of additional preferred stock.

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
STOCK-BASED COMPENSATION
The NIKE, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) provides for the issuance of up to 798 million previously unissued shares of Class B Common Stock in connection with equity awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, and stock awards, including restricted stock and restricted stock units. Restricted stock units include both time-vesting restricted stock units (RSUs) as well as performance-based restricted stock units (PSUs). A committee of the Board of Directors administers the Stock Incentive Plan and has the authority to determine the employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. The Company generally grants stock options, restricted stock and restricted stock units on an annual basis. The exercise price for stock options and stock appreciation rights may not be less than the fair market value of the underlying shares on the date of grant. Substantially all awards under the Stock Incentive Plan vest ratably over 4 years of continued employment, with stock options expiring 10 years from the date of grant. During the fiscal year ended May 31, 2022, under the Stock Incentive Plan, the Company granted PSUs which replaced cash-based long-term incentive awards historically granted under the Company's Long-Term Incentive Plan. The impact of granting PSUs during the fiscal year ended May 31, 2022, was not material to the Company’s Consolidated Financial Statements.
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	YEAR ENDED MAY 31,
(Dollars in millions)	2022	2021	2020
Stock options(1)	$297	$323	$237
ESPPs	60	63	53
Restricted stock and restricted stock units(1)(2)	281	225	139
TOTAL STOCK-BASED COMPENSATION EXPENSE	$638	$611	$429
(1)Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is primarily recorded for employees meeting certain retirement eligibility requirements and was $57 million, $67 million and $53 million for the fiscal years ended May 31, 2022, 2021 and 2020, respectively. During fiscal 2022 and 2021, an immaterial amount of accelerated stock option and restricted stock unit expense was also recorded for certain employees impacted by the Company's organizational realignment. For more information, see Note 21 — Restructuring.
(2)Restricted stock units includes RSUs and PSUs.
The income tax benefit related to stock-based compensation expense was $327 million, $297 million and $207 million for the fiscal years ended May 31, 2022, 2021 and 2020, respectively, and reported within Income tax expense.
2022 FORM 10-K 76

STOCK OPTIONS
The weighted average fair value per share of the options granted during the years ended May 31, 2022, 2021 and 2020, computed as of the grant date using the Black-Scholes pricing model, was $37.53, $26.75 and $18.71, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	YEAR ENDED MAY 31,
	2022	2021	2020
Dividend yield	0.8%	0.9%	1.0%
Expected volatility	24.9%	27.3%	23.0%
Weighted average expected life (in years)	5.8	6.0	6.0
Risk-free interest rate	0.9%	0.4%	1.5%
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
The following summarizes the stock option transactions under the plan discussed above:

	SHARES(1)	WEIGHTED AVERAGE OPTION PRICE
	(In millions)
Options outstanding as of May 31, 2021	78.3	$72.88
Exercised	(17.1)	54.32
Forfeited	(2.5)	114.89
Granted	9.3	164.91
Options outstanding as of May 31, 2022	68.0	$88.66
(1)Includes stock appreciation rights transactions.
Options exercisable as of May 31, 2022 were 40.3 million and had a weighted average option price of $68.15 per share. The aggregate intrinsic value for options outstanding and exercisable as of May 31, 2022 was $2,456 million and $2,045 million, respectively. The total intrinsic value of the options exercised during the years ended May 31, 2022, 2021 and 2020 was $1,742 million, $1,571 million and $1,161 million, respectively. The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the options. The weighted average contractual life remaining for options outstanding and options exercisable as of May 31, 2022 was 6.0 years and 4.6 years, respectively. As of May 31, 2022, the Company had $405 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.5 years.
EMPLOYEE STOCK PURCHASE PLANS
In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under employee stock purchase plans (ESPPs). Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Employees purchased 2.0 million, 2.5 million and 2.7 million shares during each of the fiscal years ended May 31, 2022, 2021 and 2020, respectively.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
Recipients of restricted stock are entitled to cash dividends and to vote their respective shares throughout the period of restriction. Recipients of restricted stock units, which includes RSUs and PSUs, are entitled to dividend equivalent cash payments upon vesting. The number of shares of restricted stock and restricted stock units vested includes shares of common stock withheld by the Company on behalf of employees to satisfy the minimum statutory tax withholding requirements.
PSUs provide the right to receive shares of the Company's common stock based on the Company's achievement of certain performance criteria throughout the three-year performance period and continued employment through the vesting date. As such, the number of shares issued at the end of the performance period may range between 0% and 200% of the original target award amount (100%).

2022 FORM 10-K 77

The following summarizes the restricted stock and restricted stock unit activity under the plan discussed above:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
	(In millions)
Nonvested as of May 31, 2021	6.6	$99.70
Vested	(2.3)	93.70
Forfeited	(0.7)	123.54
Granted(1)	3.1	168.04
Nonvested as of May 31, 2022	6.7	$130.88
(1)Includes 0.5 million PSUs, which are presented assuming issuance at the original target award amount (100%).
The weighted average fair value per share of restricted stock and RSUs granted for the fiscal years ended May 31, 2022, 2021 and 2020, computed as of the grant date, was $153.63, $113.84 and $88.26, respectively. During the fiscal years ended May 31, 2022, 2021 and 2020, the aggregate fair value of vested restricted stock and RSUs was $354 million, $310 million and $98 million, respectively, computed as of the date of vesting.
The weighted average fair value per share of PSUs granted for the fiscal year ended May 31, 2022, computed as of the grant date was $239.38. The fair value of PSUs is estimated on the grant date using a Monte Carlo simulation assuming a weighted average expected volatility of 27.1% and weighted average risk-free interest rate of 0.5%. Expected volatilities are based on an analysis of the historical volatility of the Company's common stock at the date of grant for periods corresponding with the vesting period of the PSU. The interest rate is based on the U.S. Treasury (constant maturity) risk-free rate in effect at the date of grant for periods corresponding with the vesting period of the PSU. No PSUs vested during the fiscal year ended May 31, 2022.
As of May 31, 2022, the Company had $587 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.4 years.

NOTE 12 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an estimated additional 9.4 million, 11.3 million and 30.6 million shares of common stock outstanding for the fiscal years ended May 31, 2022, 2021 and 2020, respectively, because the awards were assumed to be anti-dilutive.

	YEAR ENDED MAY 31,
(In millions, except per share data)	2022	2021	2020
Net income available to common stockholders	$6,046	$5,727	$2,539
Determination of shares:
Weighted average common shares outstanding	1,578.8	1,573.0	1,558.8
Assumed conversion of dilutive stock options and awards	32.0	36.4	32.8
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,610.8	1,609.4	1,591.6
Earnings per common share:
Basic	$3.83	$3.64	$1.63
Diluted	$3.75	$3.56	$1.60

NOTE 13 — BENEFIT PLANS
The Company has a qualified 401(k) Savings and Profit Sharing Plan, in which all U.S. employees are able to participate. The Company matches a portion of employee contributions to the savings plan. Company contributions to the savings plan were $126 million, $110 million and $107 million and included in Cost of sales or Operating overhead expense, as applicable, for the years ended May 31, 2022, 2021 and 2020, respectively. The terms of the plan also allow for annual discretionary profit sharing contributions, as recommended by senior management and approved by the Board of Directors, to the accounts of eligible U.S. employees who work at least 1,000 hours in a year. There were no profit sharing contributions made to the plan for the fiscal years ended May 31, 2022, 2021 and 2020.
2022 FORM 10-K 78

The Company also has a Long-Term Incentive Plan (LTIP) adopted by the Board of Directors and approved by shareholders in September 1997, which has been amended from time to time. The Company recognized $16 million, $78 million and $66 million of Operating overhead expense related to cash awards under the LTIP during the years ended May 31, 2022, 2021 and 2020, respectively. During the fiscal year ended May 31, 2022, under the Stock Incentive Plan, the Company granted PSUs which replaced cash-based long-term incentive awards historically granted under the Company's LTIP. Refer to Note 11 — Common Stock and Stock-Based Compensation for further information related to PSUs.
The Company allows certain highly compensated employees and non-employee directors of the Company to defer compensation under a nonqualified deferred compensation plan. A rabbi trust was established to fund the Company's nonqualified deferred compensation plan obligation. The assets in the rabbi trust of approximately $876 million and $945 million as of May 31, 2022 and 2021, respectively, primarily consist of company owned life insurance policies recorded at their cash surrender value and are classified in Deferred income taxes and other assets on the Consolidated Balance Sheets. Deferred compensation plan liabilities were $890 million and $944 million as of May 31, 2022 and 2021, respectively, and primarily classified in Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
The Company has pension plans in various countries worldwide. The pension plans are only available to local employees and are generally government mandated. The liability related to the unfunded pension liabilities of the plans was $30 million and $64 million as of May 31, 2022 and 2021, respectively, and primarily classified as non-current in Deferred income taxes and other liabilities on the Consolidated Balance Sheets.

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
The majority of derivatives outstanding as of May 31, 2022, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Chinese Yuan/U.S. Dollar and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.

2022 FORM 10-K 79

The following tables present the fair values of derivative instruments included within the Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	MAY 31,
(Dollars in millions)		2022	2021
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$639	$42
Foreign exchange forwards and options	Deferred income taxes and other assets	206	16
Total derivatives formally designated as hedging instruments		845	58
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	30	34
Embedded derivatives	Prepaid expenses and other current assets	5	—
Total derivatives not designated as hedging instruments		35	34
TOTAL DERIVATIVE ASSETS		$880	$92

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	MAY 31,
(Dollars in millions)		2022	2021
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$37	$385
Foreign exchange forwards and options	Deferred income taxes and other liabilities	11	41
Total derivatives formally designated as hedging instruments		48	426
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	28	30
Embedded derivatives	Accrued liabilities	1	1
Total derivatives not designated as hedging instruments		29	31
TOTAL DERIVATIVE LIABILITIES		$77	$457
The following table presents the amounts in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the fiscal years ended May 31, 2022, 2021 and 2020:

	YEAR ENDED MAY 31,
	2022		2021		2020
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$46,710	$(82)	$44,538	$45	$37,403	$(17)
Cost of sales	25,231	(23)	24,576	51	21,162	364
Demand creation expense	3,850	1	3,114	3	3,592	(2)
Other (income) expense, net	(181)	130	14	(47)	139	181
Interest expense (income), net	205	(7)	262	(7)	89	(7)

2022 FORM 10-K 80

The following tables present the amounts affecting the Consolidated Statements of Income for the years ended May 31, 2022, 2021 and 2020:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)			AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	YEAR ENDED MAY 31,			LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	YEAR ENDED MAY 31,
	2022	2021	2020		2022	2021	2020
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(39)	$(61)	$28	Revenues	$(82)	$45	$(17)
Foreign exchange forwards and options	889	(563)	283	Cost of sales	(23)	51	364
Foreign exchange forwards and options	(6)	5	1	Demand creation expense	1	3	(2)
Foreign exchange forwards and options	492	(163)	90	Other (income) expense, net	130	(47)	181
Interest rate swaps(2)	—	—	—	Interest expense (income), net	(7)	(7)	(7)
Total designated cash flow hedges	$1,336	$(782)	$402		$19	$45	$519
(1)For the fiscal years ended May 31, 2022, 2021 and 2020, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES			LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	YEAR ENDED MAY 31,
(Dollars in millions)	2022	2021	2020
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$40	$(150)	$76	Other (income) expense, net
Embedded derivatives	(2)	(17)	(1)	Other (income) expense, net
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

2022 FORM 10-K 81

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
The Company's policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $18.5 billion as of May 31, 2022.
As of May 31, 2022, approximately $607 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of May 31, 2022, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 24 months.
FAIR VALUE HEDGES
The Company has, in the past, been exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. The Company had no interest rate swaps designated as fair value hedges as of May 31, 2022.
NET INVESTMENT HEDGES
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in Accumulated other comprehensive income (loss) along with the foreign currency translation adjustments on those investments. The Company had no outstanding net investment hedges as of May 31, 2022.
UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Consolidated Balance Sheets and/or embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the remeasurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $3 billion as of May 31, 2022.
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
As of May 31, 2022, the total notional amount of embedded derivatives outstanding was approximately $584 million.
2022 FORM 10-K 82

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
The Company's derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties' creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could trigger collateral requirements. As of May 31, 2022, the Company was in compliance with all credit risk-related contingent features, and no derivative instruments with such features were in a net liability position. Accordingly, the Company posted no cash collateral as a result of these contingent features. Further, as of May 31, 2022, the Company had received $486 million in cash collateral from various counterparties to its derivative contracts. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 6 — Fair Value Measurements.

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2021	$2	$(435)	$115	$(62)	$(380)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(522)	1,222	—	28	728
Reclassifications to net income of previously deferred (gains) losses(3)	—	(8)	—	(22)	(30)
Total other comprehensive income (loss)	(522)	1,214	—	6	698
Balance at May 31, 2022	$(520)	$779	$115	$(56)	$318
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $(114) million, $0 million, $(9) million and $(123) million, respectively.
(3)Net of tax (benefit) expense of $0 million, $11 million, $0 million, $9 million and $20 million, respectively.

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
(3)Net of tax (benefit) expense of $0 million, $8 million, $0 million, $0 million and $8 million, respectively.

2022 FORM 10-K 83

The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	YEAR ENDED MAY 31,
(Dollars in millions)	2022	2021
Gains (losses) on foreign currency translation adjustment	$—	$3	Other (income) expense, net
Total before tax		3
Tax (expense) benefit	—	—
Gain (loss) net of tax	—	3
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$(82)	45	Revenues
Foreign exchange forwards and options	(23)	51	Cost of sales
Foreign exchange forwards and options	1	3	Demand creation expense
Foreign exchange forwards and options	130	(47)	Other (income) expense, net
Interest rate swaps	(7)	(7)	Interest expense (income), net
Total before tax	19	45
Tax (expense) benefit	(11)	(8)
Gain (loss) net of tax	8	37
Gains (losses) on other	31	(13)	Other (income) expense, net
Total before tax	31	(13)
Tax (expense) benefit	(9)	—
Gain (loss) net of tax	22	(13)
Total net gain (loss) reclassified for the period	$30	$27

2022 FORM 10-K 84

NOTE 16 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues disaggregated by reportable operating segment, major product line and distribution channel:

	YEAR ENDED MAY 31, 2022
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$12,228	$7,388	$5,416	$4,111	$—	$29,143	$2,094	$—	$31,237
Apparel	5,492	4,527	1,938	1,610	—	13,567	103	—	13,670
Equipment	633	564	193	234	—	1,624	26	—	1,650
Other	—	—	—	—	102	102	123	(72)	153
TOTAL REVENUES	$18,353	$12,479	$7,547	$5,955	$102	$44,436	$2,346	$(72)	$46,710
Revenues by:
Sales to Wholesale Customers	$9,621	$8,377	$4,081	$3,529	$—	$25,608	$1,292	$—	$26,900
Sales through Direct to Consumer	8,732	4,102	3,466	2,426	—	18,726	931	—	19,657
Other	—	—	—	—	102	102	123	(72)	153
TOTAL REVENUES	$18,353	$12,479	$7,547	$5,955	$102	$44,436	$2,346	$(72)	$46,710

	YEAR ENDED MAY 31, 2021
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA(1)	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$11,644	$6,970	$5,748	$3,659	$—	$28,021	$1,986	$—	$30,007
Apparel	5,028	3,996	2,347	1,494	—	12,865	104	—	12,969
Equipment	507	490	195	190	—	1,382	29	—	1,411
Other	—	—	—	—	25	25	86	40	151
TOTAL REVENUES	$17,179	$11,456	$8,290	$5,343	$25	$42,293	$2,205	$40	$44,538
Revenues by:
Sales to Wholesale Customers	$10,186	$7,812	$4,513	$3,387	$—	$25,898	$1,353	$—	$27,251
Sales through Direct to Consumer	6,993	3,644	3,777	1,956	—	16,370	766	—	17,136
Other	—	—	—	—	25	25	86	40	151
TOTAL REVENUES	$17,179	$11,456	$8,290	$5,343	$25	$42,293	$2,205	$40	$44,538
(1)Refer to Note 20 — Acquisitions and Divestitures for additional information on the transition of the Company's NIKE Brand business in Brazil to a third-party distributor.

2022 FORM 10-K 85

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
For the fiscal years ended May 31, 2022, 2021 and 2020, Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment. Converse Other revenues were primarily attributable to licensing businesses. Corporate revenues primarily consisted of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through the Company's central foreign exchange risk management program.
As of May 31, 2022 and 2021, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Consolidated Balance Sheets.
SALES-RELATED RESERVES
As of May 31, 2022 and 2021, the Company's sales-related reserve balance, which includes returns, post-invoice sales discounts and miscellaneous claims, was $1,015 million and $1,077 million, respectively, recorded in Accrued liabilities on the Consolidated Balance Sheets. The estimated cost of inventory for expected product returns was $194 million and $269 million as of May 31, 2022 and 2021, respectively, and was recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets.
MAJOR CUSTOMERS
No customer accounted for 10% or more of the Company's consolidated net Revenues during the fiscal years ended May 31, 2022, 2021 and 2020.

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
2022 FORM 10-K 86

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

2022 FORM 10-K 87

	YEAR ENDED MAY 31,
(Dollars in millions)	2022	2021	2020
REVENUES
North America	$18,353	$17,179	$14,484
Europe, Middle East & Africa	12,479	11,456	9,347
Greater China	7,547	8,290	6,679
Asia Pacific & Latin America	5,955	5,343	5,028
Global Brand Divisions	102	25	30
Total NIKE Brand	44,436	42,293	35,568
Converse	2,346	2,205	1,846
Corporate	(72)	40	(11)
TOTAL NIKE, INC. REVENUES	$46,710	$44,538	$37,403
EARNINGS BEFORE INTEREST AND TAXES
North America	$5,114	$5,089	$2,899
Europe, Middle East & Africa	3,293	2,435	1,541
Greater China	2,365	3,243	2,490
Asia Pacific & Latin America	1,896	1,530	1,184
Global Brand Divisions	(4,262)	(3,656)	(3,468)
Converse	669	543	297
Corporate	(2,219)	(2,261)	(1,967)
Interest expense (income), net	205	262	89
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$6,651	$6,661	$2,887
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
North America	$146	$98	$110
Europe, Middle East & Africa	197	153	139
Greater China	78	94	28
Asia Pacific & Latin America	56	54	41
Global Brand Divisions	222	278	438
Total NIKE Brand	699	677	756
Converse	9	7	12
Corporate	103	107	356
TOTAL ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	$811	$791	$1,124
DEPRECIATION
North America	$124	$130	$148
Europe, Middle East & Africa	134	136	132
Greater China	41	46	44
Asia Pacific & Latin America	42	43	46
Global Brand Divisions	220	222	214
Total NIKE Brand	561	577	584
Converse	22	26	25
Corporate	134	141	112
TOTAL DEPRECIATION	$717	$744	$721
2022 FORM 10-K 88

	AS OF MAY 31,
(Dollars in millions)	2022	2021
ACCOUNTS RECEIVABLE, NET
North America	$1,850	$1,777
Europe, Middle East & Africa	1,351	1,349
Greater China	406	288
Asia Pacific & Latin America(1)	664	643
Global Brand Divisions	113	128
Total NIKE Brand	4,384	4,185
Converse	230	225
Corporate	53	53
TOTAL ACCOUNTS RECEIVABLE, NET	$4,667	$4,463
INVENTORIES
North America	$4,098	$2,851
Europe, Middle East & Africa	1,887	1,821
Greater China	1,044	1,247
Asia Pacific & Latin America(1)	686	667
Global Brand Divisions	197	153
Total NIKE Brand	7,912	6,739
Converse	279	290
Corporate	229	(175)
TOTAL INVENTORIES	$8,420	$6,854
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$639	$617
Europe, Middle East & Africa	920	982
Greater China	303	288
Asia Pacific & Latin America(1)	274	304
Global Brand Divisions	789	780
Total NIKE Brand	2,925	2,971
Converse	49	63
Corporate	1,817	1,870
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,791	$4,904
(1)Excludes assets held-for-sale as of May 31, 2022 and 2021. See Note 20 — Acquisitions and Divestitures for additional information.
REVENUES AND LONG-LIVED ASSETS BY GEOGRAPHIC AREA
After allocation of revenues for Global Brand Divisions, Converse and Corporate to geographical areas based on the location where the sales originated, revenues by geographical area are essentially the same as reported above for the NIKE Brand operating segments with the exception of the United States. Revenues derived in the United States were $18,749 million, $17,363 million and $14,625 million for the fiscal years ended May 31, 2022, 2021 and 2020, respectively.
The Company's largest concentrations of long-lived assets primarily consist of the Company's corporate headquarters, retail locations and distribution facilities in the United States and China, as well as distribution facilities in Belgium. Long-lived assets attributable to operations in these countries, which consist of property, plant and equipment, net and operating lease ROU assets, net, were as follows:

	MAY 31,
(Dollars in millions)	2022	2021
United States	$4,916	$4,927
Belgium	646	676
China	538	518

2022 FORM 10-K 89

NOTE 18 — COMMITMENTS AND CONTINGENCIES
As of May 31, 2022 and 2021, the Company had bank guarantees and letters of credit outstanding totaling $289 million and $275 million, respectively, issued primarily for real estate agreements, self-insurance programs and other general business obligations.
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
In the ordinary course of business, the Company is subject to various legal proceedings, claims and government investigations relating to its business, products and actions of its employees and representatives, including contractual and employment relationships, product liability, antitrust, customs, intellectual property and other matters. The outcome of these legal matters is inherently uncertain, and the Company cannot predict the eventual outcome of currently pending matters, the timing of their ultimate resolution or the eventual losses, fines, penalties or consequences relating to those matters. When a loss related to a legal proceeding or claim is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter. If one or more legal matters were to be resolved against the Company in a reporting period for amounts above management's expectations, the Company's financial position, operating results and cash flows for that reporting period could be materially adversely affected. In the opinion of management, based on its current knowledge and after consultation with counsel, the Company does not believe any currently pending legal matters will have a material adverse impact on the Company's results of operations, financial position or cash flows, except as described below.
BELGIAN CUSTOMS CLAIM
The Company has received claims for certain years from the Belgian Customs Authorities for alleged underpaid duties related to products imported beginning in fiscal 2018. The Company disputes these claims and plans to appeal. At this time, the Company is unable to estimate the range of loss and cannot predict the final outcome as it could take several years to reach a resolution on this matter. If this matter is ultimately resolved against the Company, the amounts owed, including fines, penalties and other consequences relating to the matter, could have a material adverse effect on the Company's results of operations, financial position and cash flows.

NOTE 19 — LEASES
Lease expense is recognized in Cost of sales or Operating overhead expense within the Consolidated Statements of Income, based on the underlying nature of the leased asset. For the fiscal years ended May 31, 2022, 2021 and 2020, lease expense primarily consisted of operating lease costs of $593 million, $589 million and $569 million, respectively. Lease expense also consisted of $366 million, $347 million and $337 million for fiscal years ended May 31, 2022, 2021 and 2020, respectively, primarily related to variable lease costs, which includes an immaterial amount of short-term lease costs. As of and for the fiscal years ended May 31, 2022 and 2021 and 2020, finance leases were not a material component of the Company's lease portfolio.
The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the Operating lease liabilities recognized in the Company’s Consolidated Balance Sheets are as follows:

(Dollars in millions)	AS OF MAY 31, 2022(1)
Fiscal 2023	$491
Fiscal 2024	543
Fiscal 2025	490
Fiscal 2026	405
Fiscal 2027	350
Thereafter	1,250
Total undiscounted future cash flows related to lease payments	$3,529
Less interest	332
Present value of lease liabilities	$3,197
(1)Excludes $175 million as of May 31, 2022, of future operating lease payments for lease agreements signed but not yet commenced.
2022 FORM 10-K 90

The following table includes supplemental information used to calculate the present value of Operating lease liabilities:

	AS OF MAY 31,
	2022	2021
Weighted-average remaining lease term (in years)	7.8	8.3
Weighted-average discount rate	2.3%	2.3%
The following table includes supplemental cash and non-cash information related to operating leases:

	YEAR ENDED MAY 31,
(Dollars in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$589	$583	$532
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$537	$489	$705	(1)
(1)Excludes the amount initially capitalized in conjunction with the adoption of Topic 842.

NOTE 20 — ACQUISITIONS AND DIVESTITURES
ACQUISITIONS
During fiscal 2022, 2021 and 2020, the Company made multiple acquisitions focused on gaining new capabilities to fuel its Consumer Direct Offense strategy, serving consumers personally at a global scale. The impact of acquisitions, individually and in aggregate, was not considered material to the Company's Consolidated Financial Statements.
DIVESTITURES
During fiscal 2020, as a result of the Company's decision to transition its wholesale and direct to consumer operating model in certain countries within its APLA operating segment to third-party distributors, the related assets and liabilities of these entities were classified as held-for-sale within Prepaid expenses and other current assets and Accrued liabilities, respectively, on the Consolidated Balance Sheets.
During the fourth quarter of fiscal 2022, the Company entered into separate definitive agreements to sell its entities in Argentina and Uruguay as well as its entity in Chile to third-party distributors. The assets and liabilities of these entities will remain classified as held-for-sale on the Consolidated Balance Sheets until the transactions close, which is expected to occur prior to the end of the third quarter of fiscal 2023.
As of May 31, 2022, held-for-sale assets were $182 million, primarily consisting of $73 million of Accounts receivable, net and $59 million of Inventories; held-for-sale liabilities were $58 million, primarily consisting of $26 million of Accrued liabilities and $20 million of Accounts payable.
As of May 31, 2021, held-for-sale assets were $175 million, primarily consisting of $76 million of Inventories and $59 million of Accounts receivable, net; held-for-sale liabilities were $72 million, primarily consisting of $25 million of Accounts payable and $22 million of Accrued liabilities.

2022 FORM 10-K 91

The Company has recognized total expected net losses of $397 million as of May 31, 2022, related to the Argentina, Uruguay and Chile transactions within Other (income) expense, net, classified within Corporate, and a corresponding allowance within Accrued liabilities on the Consolidated Balance Sheets. The initial expected loss of $405 million recognized in fiscal 2020 was largely due to the anticipated release of the cumulative net foreign currency translation losses and subsequently adjusted for changes in fair value. These losses will be reclassified from Accumulated other comprehensive income (loss) to Net income upon sale of the legal entities. At the completion of the sale of the Argentina and Uruguay entities, the Company expects to recognize future losses, in part due to changes in foreign currency exchange rates. The losses are not expected to be material to the Company's Consolidated Financial Statements. For more information see Note 6 — Fair Value Measurements.
OTHER DIVESTITURES
During fiscal 2020, the Company entered into a definitive agreement to sell substantially all of its NIKE Brand operations in Brazil and shift to a distributor operating model. During fiscal 2021, the transaction closed and the Company recognized a loss of approximately $50 million within Other (income) expense, net classified within Corporate, on the Consolidated Statements of Income. Cash proceeds received were reflected within Other investing activities on the Consolidated Statements of Cash Flows.
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
For the fiscal year ended May 31, 2021, the Company recognized employee termination costs of $214 million and $35 million within Operating overhead expense and Cost of sales, respectively, and made cash payments of $212 million. Additionally, the related stock-based compensation expense recorded within Operating overhead expense and Cost of sales was $41 million and $4 million, respectively, for the fiscal year ended May 31, 2021.
For the fiscal year ended May 31, 2022, the Company recognized an immaterial amount of related employee termination costs and, to a lesser extent, stock-based compensation expense.
For all periods presented these costs were classified within Corporate.
2022 FORM 10-K 92

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.
ITEM 9A. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the "Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2022.
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

2022 FORM 10-K 93

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K regarding directors is included under “Corporate Governance — NIKE, Inc. Board of Directors” in the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Information about our Executive Officers” in Item 1 of this Report. The information required by Item 406 of Regulation S-K is included under “Corporate Governance — Board Structure and Responsibilities — Code of Conduct” in the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit & Finance Committee of the Board of Directors is included under “Corporate Governance — Board Structure and Responsibilities — Board Committees” in the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K regarding executive compensation is included under “Corporate Governance — Director Compensation for Fiscal 2022,” “Compensation Discussion and Analysis,” "Executive Compensation Tables," and “Stock Ownership Information — Transactions with Related Persons — Compensation Committee Interlocks and Insider Participation,” in the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 201(d) of Regulation S-K is included under “Executive Compensation Tables — Equity Compensation Plan Information” in the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 403 of Regulation S-K is included under “Stock Ownership Information — Stock Holdings of Certain Owners and Management” in the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is included under “Stock Ownership Information — Transactions with Related Persons” and “Corporate Governance — Individual Board Skills Matrix — Director Independence” in the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is included under “Audit Matters — Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
2022 FORM 10-K 94

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
		FORM 10-K PAGE NO.
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	54
	Consolidated Statements of Income for each of the three years ended May 31, 2022, May 31, 2021 and May 31, 2020	56
	Consolidated Statements of Comprehensive Income for each of the three years ended May 31, 2022, May 31, 2021 and May 31, 2020	57
	Consolidated Balance Sheets at May 31, 2022 and May 31, 2021	58
	Consolidated Statements of Cash Flows for each of the three years ended May 31, 2022, May 31, 2021 and May 31, 2020	59
	Consolidated Statements of Shareholders' Equity for each of the three years ended May 31, 2022, May 31, 2021 and May 31, 2020	60
	Notes to Consolidated Financial Statements	61

2.	Financial Statement Schedule:
	II — Valuation and Qualifying Accounts for the years ended May 31, 2022, 2021 and 2020	98
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 19, 2020).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
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

2022 FORM 10-K 95

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

10.19	Form of Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 22, 2019).
10.20	Letter Agreement between NIKE, Inc. and Mark G. Parker (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed October 22, 2019).*
10.21	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.22	NIKE, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.23	Form of Non-Statutory Stock Option Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.24	Form of Restricted Stock Unit Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.25	NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 18, 2020)*
10.26	NIKE, Inc. Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2021)*
10.27
Credit Agreement, dated as of March 11, 2022, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, and the other Banks named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 14, 2022).

10.28
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
2022 FORM 10-K 96

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

2022 FORM 10-K 97

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS(1)	WRITE-OFFS, NET	BALANCE AT END OF PERIOD
Sales returns reserve
For the fiscal year ended May 31, 2020(2)	$843	$2,263	$(31)	$(2,393)	$682
For the fiscal year ended May 31, 2021(2)	682	2,617	41	(2,745)	595
For the fiscal year ended May 31, 2022	595	2,573	(31)	(2,612)	525
(1)Amounts included in this column primarily relate to foreign currency translation.
(2)During the fourth quarter of fiscal 2022, management identified misstatements related to the amounts disclosed within Charged to Costs and Expenses and Write-offs, net. Specifically, Charged to Costs and Expenses was understated by $46 million for fiscal 2021 and $36 million for fiscal 2020 with a corresponding understatement of Write-offs, net. Additionally, during the fourth quarter of fiscal 2021, management identified misstatements related to the amounts disclosed within Charged to Costs and Expenses and Write-offs, net. Specifically, Charged to Costs and Expenses was understated by $286 million for fiscal 2020 with a corresponding understatement of Write-offs, net. The Company assessed the materiality of these misstatements on prior period financial statements in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements, and concluded these misstatements were not material to any prior period. As such, the Company has revised the amounts disclosed within Charged to Costs and Expenses and Write-offs, net for fiscal year 2021 and 2020. These misstatements did not impact the Consolidated Balance Sheets, Consolidated Statements of Income, or Consolidated Statements of Cash Flows.
2022 FORM 10-K 98

ITEM 16. FORM 10-K SUMMARY
None.

2022 FORM 10-K 99

Consent of Independent Registered Public Accounting Firm
We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-117059, 333-133360, 333-164248, 333-171647, 333-173727, 333-208900 and 333-215439) and the Registration Statement on Form S-3 (No. 333-232770) of NIKE, Inc. of our report dated July 21, 2022 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.
/s/ PricewaterhouseCoopers LLP
Portland, Oregon
July 21, 2022
2022 FORM 10-K 100

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.
By:	/s/ JOHN J. DONAHOE II John J. Donahoe II President and Chief Executive Officer
Date:	July 21, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
/s/ JOHN J. DONAHOE II John J. Donahoe II	President and Chief Executive Officer	July 21, 2022
PRINCIPAL FINANCIAL OFFICER:
/s/ MATTHEW FRIEND Matthew Friend	Executive Vice President and Chief Financial Officer	July 21, 2022
PRINCIPAL ACCOUNTING OFFICER:
/s/ CHRIS L. ABSTON Chris L. Abston	Vice President and Corporate Controller	July 21, 2022
DIRECTORS:
/s/ MARK G. PARKER Mark G. Parker	Director, Chairman of the Board	July 21, 2022
/s/ CATHLEEN A. BENKO Cathleen A. Benko	Director	July 21, 2022
/s/ ELIZABETH J. COMSTOCK Elizabeth J. Comstock	Director	July 21, 2022
/s/ TIMOTHY D. COOK Timothy D. Cook	Director	July 21, 2022
/s/ THASUNDA B. DUCKETT Thasunda B. Duckett	Director	July 21, 2022
/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	July 21, 2022
/s/ PETER B. HENRY Peter B. Henry	Director	July 21, 2022
/s/ TRAVIS A. KNIGHT Travis A. Knight	Director	July 21, 2022
/s/ MICHELLE A. PELUSO Michelle A. Peluso	Director	July 21, 2022
/s/ JOHN W. ROGERS, JR. John W. Rogers, Jr.	Director	July 21, 2022

2022 FORM 10-K 101