Form 10-Q
period 2022-08-31
NIKE, Inc.
filed 2022-10-06
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2022

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of September 29, 2022, the number of shares of the Registrant's Common Stock outstanding were:
Class A	304,903,252
Class B	1,259,687,689
1,564,590,941

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED AUGUST 31,
(In millions, except per share data)	2022	2021
Revenues	$12,687	$12,248
Cost of sales	7,072	6,552
Gross profit	5,615	5,696
Demand creation expense	943	918
Operating overhead expense	2,977	2,654
Total selling and administrative expense	3,920	3,572
Interest expense (income), net	13	57
Other (income) expense, net	(146)	(39)
Income before income taxes	1,828	2,106
Income tax expense	360	232
NET INCOME	$1,468	$1,874
Earnings per common share:
Basic	$0.94	$1.18
Diluted	$0.93	$1.16
Weighted average common shares outstanding:
Basic	1,567.1	1,581.9
Diluted	1,585.8	1,619.6
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021
Net income	$1,468	$1,874
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(226)	(128)
Change in net gains (losses) on cash flow hedges	555	438
Change in net gains (losses) on other	(11)	3
Total other comprehensive income (loss), net of tax	318	313
TOTAL COMPREHENSIVE INCOME	$1,786	$2,187
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	AUGUST 31,	MAY 31,
(In millions)	2022	2022
ASSETS
Current assets:
Cash and equivalents	$7,226	$8,574
Short-term investments	4,650	4,423
Accounts receivable, net	4,960	4,667
Inventories	9,662	8,420
Prepaid expenses and other current assets	2,379	2,129
Total current assets	28,877	28,213
Property, plant and equipment, net	4,778	4,791
Operating lease right-of-use assets, net	2,880	2,926
Identifiable intangible assets, net	283	286
Goodwill	282	284
Deferred income taxes and other assets	3,988	3,821
TOTAL ASSETS	$41,088	$40,321
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$500	$500
Notes payable	9	10
Accounts payable	3,371	3,358
Current portion of operating lease liabilities	424	420
Accrued liabilities	6,277	6,220
Income taxes payable	338	222
Total current liabilities	10,919	10,730
Long-term debt	8,922	8,920
Operating lease liabilities	2,736	2,777
Deferred income taxes and other liabilities	2,689	2,613
Commitments and contingencies (Note 12)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 305 and 305 shares outstanding	—	—
Class B — 1,259 and 1,266 shares outstanding	3	3
Capital in excess of stated value	11,648	11,484
Accumulated other comprehensive income (loss)	636	318
Retained earnings	3,535	3,476
Total shareholders' equity	15,822	15,281
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$41,088	$40,321
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021
Cash provided (used) by operations:
Net income	$1,468	$1,874
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	169	177
Deferred income taxes	(43)	(145)
Stock-based compensation	170	136
Amortization, impairment and other	(9)	(9)
Net foreign currency adjustments	16	43
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(415)	36
(Increase) decrease in inventories	(1,363)	101
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(128)	(242)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	492	(860)
Cash provided (used) by operations	357	1,111
Cash provided (used) by investing activities:
Purchases of short-term investments	(2,469)	(2,550)
Maturities of short-term investments	1,432	2,096
Sales of short-term investments	948	1,037
Additions to property, plant and equipment	(264)	(184)
Other investing activities	139	102
Cash provided (used) by investing activities	(214)	501
Cash provided (used) by financing activities:
Increase (decrease) in notes payable	(1)	13
Proceeds from exercise of stock options and other stock issuances	82	473
Repurchase of common stock	(983)	(752)
Dividends — common and preferred	(480)	(435)
Other financing activities	(22)	(42)
Cash provided (used) by financing activities	(1,404)	(743)
Effect of exchange rate changes on cash and equivalents	(87)	(38)
Net increase (decrease) in cash and equivalents	(1,348)	831
Cash and equivalents, beginning of period	8,574	9,889
CASH AND EQUIVALENTS, END OF PERIOD	$7,226	$10,720
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$124	$103
Dividends declared and not paid	482	436
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2022	305	$—	1,266	$3	$11,484	$318	$3,476	$15,281
Stock options exercised			2		80			80
Repurchase of Class B common stock			(9)		(66)		(925)	(991)
Dividends on common stock ($0.305 per share) and preferred stock ($0.10 per share)							(482)	(482)
Issuance of shares to employees, net of shares withheld for employee taxes					(20)		(2)	(22)
Stock-based compensation					170			170
Net income							1,468	1,468
Other comprehensive income (loss)						318		318
Balance at August 31, 2022	305	$—	1,259	$3	$11,648	$636	$3,535	$15,822

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2021	305	$—	1,273	$3	$9,965	$(380)	$3,179	$12,767
Stock options exercised			10		469			469
Repurchase of Class B common stock			(5)		(29)		(713)	(742)
Dividends on common stock ($0.275 per share) and preferred stock ($0.10 per share)							(435)	(435)
Issuance of shares to employees, net of shares withheld for employee taxes					(20)		(19)	(39)
Stock-based compensation					136			136
Net income							1,874	1,874
Other comprehensive income (loss)						313		313
Balance at August 31, 2021	305	$—	1,278	$3	$10,521	$(67)	$3,886	$14,343
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company” or “NIKE”) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2022, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2022. The results of operations for the three months ended August 31, 2022, are not necessarily indicative of results to be expected for the entire fiscal year.
The uncertain state of the global economy or worsening macroeconomic conditions could affect the Company’s business, including, among other things, higher inventory levels in various markets, higher inventory obsolescence reserves, higher promotional activity, reduced demand for product, reduced orders from wholesale customers for product and order cancellations. There could also be new COVID-19 related restrictions or disruptions. Any of these factors, among others, could have material adverse impacts on the Company’s revenue growth as well as overall profitability in future periods.

NOTE 2 — INVENTORIES
Inventory balances of $9,662 million and $8,420 million at August 31, 2022 and May 31, 2022, respectively, were substantially all finished goods.

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	AUGUST 31,	MAY 31,
(Dollars in millions)	2022	2022
Compensation and benefits, excluding taxes	$980	$1,297
Collateral received from counterparties to hedging instruments	962	486
Sales-related reserves	950	1,015
Import and logistics costs	626	489
Allowance for expected loss on sale(1)	389	397
Other	2,370	2,536
TOTAL ACCRUED LIABILITIES	$6,277	$6,220
(1)Refer to Note 13 — Acquisitions and Divestitures for additional information.

NOTE 4 — FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives, equity securities and available-for-sale debt securities. For additional information about the Company's fair value policies, refer to Note 1 — Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	AUGUST 31, 2022
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$746	$746	$—
Level 1:
U.S. Treasury securities	3,855	7	3,848
Level 2:
Commercial paper and bonds	720	31	689
Money market funds	5,579	5,579	—
Time deposits	968	863	105
U.S. Agency securities	8	—	8
Total Level 2	7,275	6,473	802
TOTAL	$11,876	$7,226	$4,650

	MAY 31, 2022
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$839	$839	$—
Level 1:
U.S. Treasury securities	3,801	8	3,793
Level 2:
Commercial paper and bonds	660	37	623
Money market funds	6,458	6,458	—
Time deposits	1,237	1,232	5
U.S. Agency securities	2	—	2
Total Level 2	8,357	7,727	630
TOTAL	$12,997	$8,574	$4,423
As of August 31, 2022, the Company held $3,165 million of available-for-sale debt securities with maturity dates within one year and $1,485 million with maturity dates over one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $65 million and $17 million for the three months ended August 31, 2022 and 2021, respectively.
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	AUGUST 31, 2022
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$1,426	$1,049	$377	$43	$39	$4
Embedded derivatives	3	3	—	—	—	—
TOTAL	$1,429	$1,052	$377	$43	$39	$4
(1)If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $43 million as of August 31, 2022. As of that date, the Company received $962 million of cash collateral from counterparties related to foreign exchange derivative instruments. No amount of collateral was posted on the derivative liability balance as of August 31, 2022.

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
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt, including the current portion, was approximately $8,600 million at August 31, 2022 and $8,933 million at May 31, 2022.
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

NOTE 5 — INCOME TAXES
The effective tax rate was 19.7% and 11.0% for the three months ended August 31, 2022 and 2021, respectively. The increase in the Company's effective tax rate was primarily due to a less favorable impact from stock-based compensation.
As of August 31, 2022, total gross unrecognized tax benefits, excluding related interest and penalties, were $861 million, $638 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2022, total gross unrecognized tax benefits, excluding related interest and penalties, were $848 million. As of August 31, 2022 and May 31, 2022, accrued interest and penalties related to uncertain tax positions were $262 million and $248 million, respectively, (excluding federal benefit) and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. The Company is currently under audit by the U.S. IRS for fiscal years 2017 through 2019. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments.
Tax years after 2011 remain open in certain major foreign jurisdictions. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $30 million within the next 12 months. In January 2019, the European Commission opened a formal investigation to examine whether the Netherlands has breached State Aid rules when granting certain tax rulings to the Company. The Company believes the investigation is without merit. If this matter is adversely resolved, the Netherlands may be required to assess additional amounts with respect to prior periods, and the Company's income taxes related to prior periods in the Netherlands could increase.

NOTE 6 — STOCK-BASED COMPENSATION
STOCK-BASED COMPENSATION
The NIKE, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) provides for the issuance of up to 798 million previously unissued shares of Class B Common Stock in connection with equity awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights and stock awards, including restricted stock and restricted stock units. Restricted stock units include both time-vesting restricted stock units (RSUs) as well as performance-based restricted stock units (PSUs). In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under employee stock purchase plans (ESPPs). Refer to Note 11 — Common Stock and Stock-Based Compensation of the Annual Report on Form 10-K for the fiscal year ended May 31, 2022 for further information.
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021
Stock options(1)	$75	$65
ESPPs	15	15
Restricted stock and restricted stock units(1)(2)	80	56
TOTAL STOCK-BASED COMPENSATION EXPENSE	$170	$136
(1)Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is primarily recorded for employees meeting certain retirement eligibility requirements.
(2)Restricted stock units include RSUs and PSUs.
The income tax benefit related to stock-based compensation expense was $20 million and $186 million for the three months ended August 31, 2022 and 2021, respectively, and reported within Income tax expense.
STOCK OPTIONS
The weighted average fair value per share of the options granted during the three months ended August 31, 2022 and 2021, computed as of the grant date using the Black-Scholes pricing model, was $32.13 and $38.64, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	THREE MONTHS ENDED AUGUST 31,
	2022	2021
Dividend yield	0.8%	0.7%
Expected volatility	27.0%	25.2%
Weighted average expected life (in years)	5.8	5.9
Risk-free interest rate	2.7%	0.8%
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
As of August 31, 2022, the Company had $370 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.4 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
The weighted average fair value per share of restricted stock and RSUs granted for the three months ended August 31, 2022 and 2021, computed as of the grant date, was $112.83 and $161.46, respectively.

The weighted average fair value per share of PSUs granted for the three months ended August 31, 2022 and 2021, computed as of the grant date, was $137.77 and $247.06, respectively. The impact of granting PSUs for the three months ended August 31, 2022 and 2021, was not material to the Company's Unaudited Condensed Consolidated Financial Statements.
As of August 31, 2022, the Company had $659 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.4 years.

NOTE 7 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an estimated additional 23.8 million and 1.1 million shares of common stock outstanding for the three months ended August 31, 2022 and 2021, respectively, because the awards were assumed to be anti-dilutive.

	THREE MONTHS ENDED AUGUST 31,
(In millions, except per share data)	2022	2021
Net income available to common stockholders	$1,468	$1,874
Determination of shares:
Weighted average common shares outstanding	1,567.1	1,581.9
Assumed conversion of dilutive stock options and awards	18.7	37.7
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,585.8	1,619.6
Earnings per common share:
Basic	$0.94	$1.18
Diluted	$0.93	$1.16

NOTE 8 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the three months ended August 31, 2022, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K. For additional information about the Company's derivatives and hedging policies refer to Note 1 — Summary of Significant Accounting Policies and Note 14 — Risk Management and Derivatives of the Annual Report on Form 10-K for the fiscal year ended May 31, 2022.
The majority of derivatives outstanding as of August 31, 2022, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Japanese Yen/U.S. Dollar and Chinese Yuan/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.

The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	AUGUST 31,	MAY 31,
(Dollars in millions)		2022	2022
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$990	$639
Foreign exchange forwards and options	Deferred income taxes and other assets	377	206
Total derivatives formally designated as hedging instruments		1,367	845
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	59	30
Embedded derivatives	Prepaid expenses and other current assets	3	5
Total derivatives not designated as hedging instruments		62	35
TOTAL DERIVATIVE ASSETS		$1,429	$880

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	AUGUST 31,	MAY 31,
(Dollars in millions)		2022	2022
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$16	$37
Foreign exchange forwards and options	Deferred income taxes and other liabilities	4	11
Total derivatives formally designated as hedging instruments		20	48
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	23	28
Embedded derivatives	Accrued liabilities	—	1
Total derivatives not designated as hedging instruments		23	29
TOTAL DERIVATIVE LIABILITIES		$43	$77
The following tables present the amounts in the Unaudited Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	THREE MONTHS ENDED AUGUST 31,
	2022		2021
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$12,687	$(9)	$12,248	$(21)
Cost of sales	7,072	109	6,552	(66)
Demand creation expense	943	(1)	918	1
Other (income) expense, net	(146)	82	(39)	(9)
Interest expense (income), net	13	(2)	57	(2)

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED AUGUST 31,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED AUGUST 31,
	2022	2021		2022	2021
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$25	$(6)	Revenues	$(9)	$(21)
Foreign exchange forwards and options	487	265	Cost of sales	109	(66)
Foreign exchange forwards and options	(5)	(1)	Demand creation expense	(1)	1
Foreign exchange forwards and options	293	130	Other (income) expense, net	82	(9)
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(2)
TOTAL DESIGNATED CASH FLOW HEDGES	$800	$388		$179	$(97)
(1)For the three months ended August 31, 2022 and 2021, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES		LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$50	$23	Other (income) expense, net
Embedded derivatives	11	(5)	Other (income) expense, net
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
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $15.9 billion as of August 31, 2022. Approximately $971 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of August 31, 2022, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of August 31, 2022, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 33 months.

UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the remeasurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $4 billion as of August 31, 2022.
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
As of August 31, 2022, the total notional amount of embedded derivatives outstanding was approximately $434 million.
CREDIT RISK
The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could trigger collateral requirements. As of August 31, 2022, the Company was in compliance with all credit risk-related contingent features, and derivative instruments with such features were in a net asset position of approximately $1.4 billion. Accordingly, the Company was not required to post cash collateral as a result of these contingent features. Further, $962 million of collateral was received on the Company's derivative asset balance as of August 31, 2022. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 4 — Fair Value Measurements.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2022	$(520)	$779	$115	$(56)	$318
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(272)	716	—	(3)	441
Reclassifications to net income of previously deferred (gains) losses(3)	46	(161)	—	(8)	(123)
Total other comprehensive income (loss)	(226)	555	—	(11)	318
Balance at August 31, 2022	$(746)	$1,334	$115	$(67)	$636
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $(84) million, $0 million, $1 million and $(83) million, respectively.
(3)Net of tax (benefit) expense of $0 million, $18 million, $0 million, $3 million and $21 million, respectively.

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
(2)Net of tax benefit (expense) of $0 million, $(39) million, $0 million, $(2) million and $(41) million, respectively.
(3)Net of tax (benefit) expense of $0 million, $(8) million, $0 million, $1 million and $(7) million, respectively.

The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Unaudited Condensed Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021
Gains (losses) on foreign currency translation adjustment	$(46)	$—	Other (income) expense, net
Total before tax	(46)	—
Tax (expense) benefit	—	—
Gain (loss) net of tax	(46)	—
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$(9)	$(21)	Revenues
Foreign exchange forwards and options	109	(66)	Cost of sales
Foreign exchange forwards and options	(1)	1	Demand creation expense
Foreign exchange forwards and options	82	(9)	Other (income) expense, net
Interest rate swaps	(2)	(2)	Interest expense (income), net
Total before tax	179	(97)
Tax (expense) benefit	(18)	8
Gain (loss) net of tax	161	(89)
Gains (losses) on other	11	6	Other (income) expense, net
Total before tax	11	6
Tax (expense) benefit	(3)	(1)
Gain (loss) net of tax	8	5
Total net gain (loss) reclassified for the period	$123	$(84)

NOTE 10 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues disaggregated by reportable operating segment, major product line and distribution channel:

	THREE MONTHS ENDED AUGUST 31, 2022
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,805	$2,012	$1,233	$1,064	$—	$8,114	$577	$—	$8,691
Apparel	1,494	1,153	374	413	—	3,434	20	—	3,454
Equipment	211	168	49	58	—	486	8	—	494
Other	—	—	—	—	14	14	38	(4)	48
TOTAL REVENUES	$5,510	$3,333	$1,656	$1,535	$14	$12,048	$643	$(4)	$12,687
Revenues by:
Sales to Wholesale Customers	$3,027	$2,203	$839	$914	$—	$6,983	$344	$—	$7,327
Sales through Direct to Consumer	2,483	1,130	817	621	—	5,051	261	—	5,312
Other	—	—	—	—	14	14	38	(4)	48
TOTAL REVENUES	$5,510	$3,333	$1,656	$1,535	$14	$12,048	$643	$(4)	$12,687

	THREE MONTHS ENDED AUGUST 31, 2021
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,264	$1,983	$1,449	$1,022	$—	$7,718	$567	$—	$8,285
Apparel	1,430	1,159	476	385	—	3,450	24	—	3,474
Equipment	185	165	57	58	—	465	9	—	474
Other	—	—	—	—	7	7	29	(21)	15
TOTAL REVENUES	$4,879	$3,307	$1,982	$1,465	$7	$11,640	$629	$(21)	$12,248
Revenues by:
Sales to Wholesale Customers	$2,678	$2,224	$1,114	$927	$—	$6,943	$369	$—	$7,312
Sales through Direct to Consumer	2,201	1,083	868	538	—	4,690	231	—	4,921
Other	—	—	—	—	7	7	29	(21)	15
TOTAL REVENUES	$4,879	$3,307	$1,982	$1,465	$7	$11,640	$629	$(21)	$12,248
For the three months ended August 31, 2022 and 2021, Global Brand Divisions revenues included NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment. Converse Other revenues were primarily attributable to licensing businesses. Corporate revenues primarily consisted of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through the Company's central foreign exchange risk management program.
As of August 31, 2022 and May 31, 2022, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

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

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021
REVENUES
North America	$5,510	$4,879
Europe, Middle East & Africa	3,333	3,307
Greater China	1,656	1,982
Asia Pacific & Latin America	1,535	1,465
Global Brand Divisions	14	7
Total NIKE Brand	12,048	11,640
Converse	643	629
Corporate	(4)	(21)
TOTAL NIKE, INC. REVENUES	$12,687	$12,248
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,377	$1,434
Europe, Middle East & Africa	975	875
Greater China	541	701
Asia Pacific & Latin America	500	481
Global Brand Divisions	(1,187)	(987)
Converse	209	204
Corporate	(574)	(545)
Interest expense (income), net	13	57
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,828	$2,106

	AUGUST 31,	MAY 31,
(Dollars in millions)	2022	2022
ACCOUNTS RECEIVABLE, NET
North America	$2,050	$1,850
Europe, Middle East & Africa	1,614	1,351
Greater China	205	406
Asia Pacific & Latin America(1)	623	664
Global Brand Divisions	86	113
Total NIKE Brand	4,578	4,384
Converse	255	230
Corporate	127	53
TOTAL ACCOUNTS RECEIVABLE, NET	$4,960	$4,667
INVENTORIES
North America	$4,699	$4,098
Europe, Middle East & Africa	2,139	1,887
Greater China	1,115	1,044
Asia Pacific & Latin America(1)	837	686
Global Brand Divisions	197	197
Total NIKE Brand	8,987	7,912
Converse	319	279
Corporate	356	229
TOTAL INVENTORIES	$9,662	$8,420

	AUGUST 31,	MAY 31,
(Dollars in millions)	2022	2022
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$683	$639
Europe, Middle East & Africa	873	920
Greater China	290	303
Asia Pacific & Latin America(1)	255	274
Global Brand Divisions	794	789
Total NIKE Brand	2,895	2,925
Converse	45	49
Corporate	1,838	1,817
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,778	$4,791
(1)Excludes assets held-for-sale as of August 31, 2022 and May 31, 2022. See Note 13 — Acquisitions and Divestitures for additional information.
NOTE 12 — CONTINGENCIES
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
BELGIAN CUSTOMS CLAIM
The Company has received claims for certain years from the Belgian Customs Authorities for alleged underpaid duties related to products imported beginning in fiscal 2018. The Company disputes these claims and has engaged in the appellate process. At this time, the Company is unable to estimate the range of loss and cannot predict the final outcome as it could take several years to reach a resolution on this matter. If this matter is ultimately resolved against the Company, the amounts owed, including fines, penalties and other consequences relating to the matter, could have a material adverse effect on the Company's results of operations, financial position and cash flows.

NOTE 13 — ACQUISITIONS AND DIVESTITURES
During the fourth quarter of fiscal 2022, the Company entered into separate definitive agreements to sell its entities in Argentina and Uruguay, as well as its entity in Chile, to third-party distributors. The related assets and liabilities of these entities within the Company’s APLA operating segment were classified as held-for-sale on the Consolidated Balance Sheets within Prepaid expenses and other current assets and Accrued liabilities, respectively, until the transactions closed.
CHILE
During the first quarter of fiscal 2023, the sale of the Company’s entity in Chile to a third-party distributor was completed. The impacts from the transaction were not material to the Company’s Unaudited Condensed Consolidated Financial Statements.
ARGENTINA AND URUGUAY
As of August 31, 2022, held-for-sale assets were $99 million, primarily consisting of $38 million of Inventories and $23 million of Accounts receivable, net; held-for-sale liabilities were $33 million. Additionally, the Company has recognized cumulative expected net losses of $389 million within Other (income) expense, net, classified within Corporate, and a corresponding allowance within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. A majority of these losses were recognized in fiscal 2020 upon meeting the held-for-sale criteria and are largely due to the anticipated release of the cumulative net foreign currency translation losses.

As of May 31, 2022, held-for-sale assets were $100 million, primarily consisting of $37 million of Inventories and $31 million of Accounts receivable, net; held-for-sale liabilities were $37 million.
Subsequent to the end of the first quarter of fiscal 2023, the sale of the Company’s entities in Argentina and Uruguay to a third-party distributor was completed. The net loss on the sale of these entities totaled approximately $550 million, $389 million of which was recognized by the Company in prior periods. Upon completion of the sale, the remaining loss, primarily due to the devaluation of the local currency and cash equivalents included in the transfer of assets, will be recognized in the second quarter of fiscal 2023 within Other (income) expense, net, classified within Corporate.

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
Through the Consumer Direct Acceleration, we are focusing on creating the marketplace of the future through more premium, consistent and seamless consumer experiences, leading with digital and our owned stores, as well as select wholesale partners that share our marketplace vision. Over the last several years, as we have executed against the Consumer Direct Acceleration, we have grown our NIKE Direct business to be approximately 42% of total NIKE Brand revenues for the first quarter of fiscal 2023, and we have reduced the number of wholesale accounts globally. Additionally, we have aligned our product creation and category organizations around a new consumer construct focused on Men’s, Women’s and Kids’ and continue to invest in data and analytics, demand sensing, insight gathering, inventory management and other areas to create an end-to-end technology foundation, which we expect will further accelerate our digital transformation. We believe this unified approach will accelerate growth and unlock more efficiency for our business, while driving speed and responsiveness as we serve consumers globally.
CURRENT ECONOMIC CONDITIONS AND MARKET DYNAMICS
Ongoing supply chain challenges, macroeconomic conditions and the COVID-19 pandemic continue to create volatility in our business results and operations globally. Despite these challenges, our first quarter Revenues increased 4% and 10% on a reported and currency-neutral basis, respectively, led by North America, EMEA and APLA, partially offset by declines in Greater China due to COVID-19 disruptions. However, gross margin decreased by 220 basis points in the first quarter of fiscal 2023 with elevated freight and logistics costs and higher promotional activity, among other items, contributing to this decrease.
During fiscal 2022, we experienced elevated inventory transit times due to port congestion, transportation delays, and labor and container shortages which caused seasonally late product to arrive in the first quarter of fiscal 2023. As a result, we planned our fiscal 2023 product purchases based on elevated inventory transit times continuing. However, during the first quarter of fiscal 2023, inventory transit times improved ahead of plan, particularly in North America, resulting in challenges managing the timing of seasonal inventory flow. This disruption in the flow of product caused inventories in North America to grow to $4.7 billion, an increase of 15% compared to the fourth quarter of fiscal 2022. At the same time, there is increased promotional activity across the retail industry. We increased promotional activity in the first quarter of fiscal 2023, primarily in North America, and expect to increase promotional activity in the second quarter of fiscal 2023, to sell excess inventory and create capacity in the marketplace for new seasonally relevant product.
Most of our geographies are currently operating with little to no COVID-19 related restrictions, but revenues in Greater China for the first quarter of fiscal 2023 were impacted by lower retail traffic as a result of COVID-19 related disruptions.
Fluctuations in currency exchange rates also create volatility in our reported results as we translate the balance sheets, operational results and cash flows of our subsidiaries into U.S. Dollars for consolidated reporting. During the first quarter of fiscal 2023, foreign currency headwinds increased significantly as the U.S. Dollar strengthened in relation to most foreign currencies, reducing reported Revenues by $823 million.
We expect unfavorable changes in foreign currency exchange rates, net of hedges, will have a material negative impact on reported Revenues and Income before income taxes for the second quarter of fiscal 2023. Additionally, we expect the continued combination of elevated freight and logistics costs and increased promotional activity will have a negative impact on gross margin for the second quarter of fiscal 2023.
We also continue to closely monitor macroeconomic conditions, including consumer behavior and the potential impacts inflation could have on consumer demand for our product. While we believe our Consumer Direct Acceleration Strategy continues to drive our business toward our long-term financial goals, worsening macroeconomic conditions could affect our business, including, among other things, higher inventory levels in various markets, higher inventory obsolescence reserves, higher promotional activity, reduced demand for our products, reduced orders from our wholesale customers for our products and order cancellations. There could also be new COVID-19 related restrictions or disruptions across our geographies. Any of these factors, among others, could have material adverse impacts on our revenue growth as well as overall profitability in future periods.

FIRST QUARTER OVERVIEW
For the first quarter of fiscal 2023, NIKE, Inc. Revenues increased 4% to $12.7 billion compared to the first quarter of fiscal 2022 and increased 10% on a currency-neutral basis. Net income was $1,468 million and diluted earnings per common share was $0.93 for the first quarter of fiscal 2023, compared to Net income of $1,874 million and diluted earnings per common share of $1.16 for the first quarter of fiscal 2022.
Income before income taxes decreased 13% compared to the first quarter of fiscal 2022, due to higher Selling and administrative expense and gross margin contraction, partially offset by higher Revenues. NIKE Brand revenues, which represent over 90% of NIKE, Inc. Revenues, increased 4% compared to the first quarter of fiscal 2022. On a currency-neutral basis, NIKE Brand revenues increased 10%, driven by higher revenues in North America, EMEA and APLA, partially offset by declines in Greater China. Additionally, NIKE Brand currency-neutral revenues were higher across footwear and apparel, as well as Men's, the Jordan Brand, Kids' and Women's. Revenues for Converse increased 2% and 8% compared to the first quarter of fiscal 2022, on a reported and currency-neutral basis, respectively, led by strong performance in North America and Western Europe, partially offset by declines in Asia.
Our effective tax rate was 19.7% for the first quarter of fiscal 2023, compared to 11.0% for the first quarter of fiscal 2022, primarily due to decreased benefits from stock-based compensation.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which is effective for NIKE beginning June 1, 2023, and a one percent excise tax on net repurchases of stock after December 31, 2022. We are continuing to evaluate the Inflation Reduction Act and its requirements, as well as the application to our business.
During the first quarter of fiscal 2023, we completed the sale of our entity in Chile to a third party distributor and the impacts of completing this transaction were not material to the Unaudited Condensed Consolidated Financial Statements. Subsequent to the end of the first quarter we completed the sale of our entities in Argentina and Uruguay to a third party distributor. For more information see Note 13 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. As we shift from a wholesale and direct to consumer operating model within these countries, we expect consolidated NIKE, Inc. and APLA revenue growth will be reduced due to different commercial terms. However, over time we expect the future operating model to have a favorable impact on our overall profitability as we reduce selling and administrative expenses, as well as lessen exposure to foreign exchange rate volatility.
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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions, except per share data)	2022	2021	% CHANGE
Revenues	$12,687	$12,248	4%
Cost of sales	7,072	6,552	8%
Gross profit	5,615	5,696	-1%
Gross margin	44.3%	46.5%
Demand creation expense	943	918	3%
Operating overhead expense	2,977	2,654	12%
Total selling and administrative expense	3,920	3,572	10%
% of revenues	30.9%	29.2%
Interest expense (income), net	13	57	—
Other (income) expense, net	(146)	(39)	—
Income before income taxes	1,828	2,106	-13%
Income tax expense	360	232	55%
Effective tax rate	19.7%	11.0%
NET INCOME	$1,468	$1,874	-22%
Diluted earnings per common share	$0.93	$1.16	-20%
CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$8,114	$7,718	5%	12%
Apparel	3,434	3,450	0%	7%
Equipment	486	465	5%	12%
Global Brand Divisions(2)	14	7	100%	96%
Total NIKE Brand Revenues	12,048	11,640	4%	10%
Converse	643	629	2%	8%
Corporate(3)	(4)	(21)	—	—
TOTAL NIKE, INC. REVENUES	$12,687	$12,248	4%	10%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,983	$6,943	1%	8%
Sales through NIKE Direct	5,051	4,690	8%	14%
Global Brand Divisions(2)	14	7	100%	96%
TOTAL NIKE BRAND REVENUES	$12,048	$11,640	4%	10%
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

FIRST QUARTER OF FISCAL 2023 COMPARED TO FIRST QUARTER OF FISCAL 2022
On a currency-neutral basis, NIKE, Inc. Revenues increased 10% for the first quarter of fiscal 2023, driven by growth in North America, EMEA and APLA, partially offset by lower revenues in Greater China. Higher revenues in North America, EMEA and APLA contributed approximately 5, 5 and 2 percentage points to NIKE, Inc. Revenues, respectively, while lower revenues in Greater China reduced NIKE, Inc. Revenues by approximately 2 percentage points.
On a currency-neutral basis, NIKE Brand footwear revenues increased 12% in the first quarter of fiscal 2023, driven by higher revenues in Men's and the Jordan Brand. Unit sales of footwear increased 3%, while higher average selling price (ASP) per pair contributed approximately 9 percentage points of footwear revenue growth, primarily due to higher full-price ASP, net of discounts, on a wholesale equivalent basis, the favorable impact of growth in our NIKE Direct business and higher NIKE Direct ASP.
Currency-neutral NIKE Brand apparel revenues, for the first quarter of fiscal 2023, increased 7%, driven primarily by growth in Men's. Unit sales of apparel increased 5%, and higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth, primarily due to higher full-price ASP, net of discounts, partially offset by lower NIKE Direct ASP.
On a reported basis, NIKE Direct revenues represented approximately 42% of our total NIKE Brand revenues for the first quarter of fiscal 2023 compared to 40% for the first quarter of fiscal 2022. NIKE Brand Digital sales were $2.9 billion for the first quarter of fiscal 2023 compared to $2.5 billion for the first quarter of fiscal 2022. On a currency-neutral basis, NIKE Direct revenues increased 14%, driven by NIKE Brand Digital sales growth of 23%, comparable store sales growth of 4%, in part due to improved physical retail traffic, and the addition of new stores. Comparable store sales, which exclude NIKE Brand Digital sales, comprises revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Comparable store sales includes revenues from stores that were temporarily closed during the period as a result of COVID-19. Comparable store sales represents a performance measure that we believe is useful information for management and investors in understanding the performance of our established NIKE-owned in-line and factory stores. Management considers this metric when making financial and operating decisions. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of this metric may not be comparable to similarly titled measures used by other companies.
GROSS MARGIN

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021	% CHANGE
Gross profit	$5,615	$5,696	-1%
Gross margin	44.3%	46.5%	(220) bps
For the first quarter of fiscal 2023, our consolidated gross margin was 220 basis points lower than the prior year and primarily reflected the following factors:
•Higher NIKE Brand product costs, on a wholesale equivalent basis, primarily due to elevated freight and logistics costs and product mix (decreasing gross margin approximately 190 basis points);
•Higher other costs, in part due to higher inventory obsolescence in North America and EMEA, among other factors (decreasing gross margin approximately 100 basis points);
•Lower margin in our NIKE Direct business, primarily driven by higher promotional activity in North America (decreasing gross margin approximately 90 basis points);
•Unfavorable changes in net foreign currency exchange rates, including hedges, (decreasing gross margin approximately 70 basis points); and
•Higher full-price ASP, net of discounts, on a wholesale equivalent basis (increasing gross margin approximately 200 basis points), reflecting strategic pricing increases and product mix.

TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021	% CHANGE
Demand creation expense(1)	$943	$918	3%
Operating overhead expense	2,977	2,654	12%
Total selling and administrative expense	$3,920	$3,572	10%
% of revenues	30.9%	29.2%	170 bps
(1)Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary products, television, digital and print advertising and media costs, brand events and retail brand presentation.
FIRST QUARTER OF FISCAL 2023 COMPARED TO FIRST QUARTER OF FISCAL 2022
Demand creation expense increased 3% for the first quarter of fiscal 2023 primarily due to normalization of spend against sports marketing and brand campaign investments. Changes in foreign currency exchange rates decreased Demand creation expense by approximately 5 percentage points.
Operating overhead expense increased 12% primarily due to higher wage-related expenses, an increase in strategic technology investments and increased NIKE Direct costs. Changes in foreign currency exchange rates decreased Operating overhead expense by approximately 4 percentage points.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021
Other (income) expense, net	$(146)	$(39)
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the first quarter of fiscal 2023, Other (income) expense, net increased from $39 million of other income to $146 million in the current year, primarily due to a favorable change in foreign currency conversion gains and losses, including hedges, as well as settlements of legal matters, partially offset by net favorable activity in the prior year related to our strategic distributor partnership transition within APLA.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had unfavorable impacts of approximately $234 million on our Income before income taxes for the first quarter of fiscal 2023.
INCOME TAXES

	THREE MONTHS ENDED AUGUST 31,
	2022	2021	% CHANGE
Effective tax rate	19.7%	11.0%	870 bps
Our effective tax rate was 19.7% for the first quarter of fiscal 2023, compared to 11.0% for the first quarter of fiscal 2022, primarily due to decreased benefits from stock-based compensation.
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
The breakdown of Revenues is as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$5,510	$4,879	13%	13%
Europe, Middle East & Africa	3,333	3,307	1%	17%
Greater China	1,656	1,982	-16%	-13%
Asia Pacific & Latin America	1,535	1,465	5%	16%
Global Brand Divisions(2)	14	7	100%	96%
TOTAL NIKE BRAND	12,048	11,640	4%	10%
Converse	643	629	2%	8%
Corporate(3)	(4)	(21)	—	—
TOTAL NIKE, INC. REVENUES	$12,687	$12,248	4%	10%
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

The breakdown of earnings before interest and taxes is as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021	% CHANGE
North America	$1,377	$1,434	-4%
Europe, Middle East & Africa	975	875	11%
Greater China	541	701	-23%
Asia Pacific & Latin America	500	481	4%
Global Brand Divisions	(1,187)	(987)	-20%
TOTAL NIKE BRAND(1)	2,206	2,504	-12%
Converse	209	204	2%
Corporate	(574)	(545)	-5%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	1,841	2,163	-15%
EBIT margin(1)	14.5%	17.7%
Interest expense (income), net	13	57	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,828	$2,106	-13%
(1)    Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT margin represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for further information.
NORTH AMERICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$3,805	$3,264	17%	17%
Apparel	1,494	1,430	4%	5%
Equipment	211	185	14%	14%
TOTAL REVENUES	$5,510	$4,879	13%	13%
Revenues by:
Sales to Wholesale Customers	$3,027	$2,678	13%	13%
Sales through NIKE Direct	2,483	2,201	13%	13%
TOTAL REVENUES	$5,510	$4,879	13%	13%
EARNINGS BEFORE INTEREST AND TAXES	$1,377	$1,434	-4%
FIRST QUARTER OF FISCAL 2023 COMPARED TO FIRST QUARTER OF FISCAL 2022
On a currency-neutral basis, North America revenues for the first quarter of fiscal 2023 increased 13%, due primarily to higher revenues in Men's and the Jordan Brand. NIKE Direct revenues increased 13%, driven by strong digital sales growth of 19%, comparable store sales growth of 4%, in part due to improved physical retail traffic, and the addition of new stores.
Footwear revenues increased 17% on a currency-neutral basis, driven by higher revenues in Men's and the Jordan Brand. Unit sales of footwear increased 10%, while higher ASP per pair contributed approximately 7 percentage points of footwear revenue growth, primarily due to higher full-price ASP.

On a currency-neutral basis, apparel revenues increased 5%, driven by higher revenues in Men's. Unit sales of apparel increased 5%, while ASP per unit remained flat, as higher full-price ASP was offset by lower NIKE Direct ASP, primarily due to higher promotional activity.
Reported EBIT decreased 4% primarily due to gross margin contraction, offset by higher revenues and lower selling and administrative expense as a percent of revenues. Gross margin decreased approximately 460 basis points largely driven by higher product costs, primarily due to increased freight and logistics costs as well as product mix, lower margin in our NIKE Direct business driven by higher promotional activity, an increase in other costs reflecting higher inventory obsolescence and a lower mix of full-price sales. This activity was partially offset by higher full-price ASP, net of discounts, due to product mix and strategic pricing increases. Selling and administrative expense increased due to higher operating overhead expense, slightly offset by lower demand creation expense. Operating overhead expense increased primarily as a result of an increase in wage-related expenses, lower bad debt recoveries and increased NIKE Direct costs. The decrease in demand creation expense reflected lower advertising and marketing expense for brand events and our retail operations, partially offset by higher sports marketing expense.
EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$2,012	$1,983	1%	18%
Apparel	1,153	1,159	-1%	15%
Equipment	168	165	2%	18%
TOTAL REVENUES	$3,333	$3,307	1%	17%
Revenues by:
Sales to Wholesale Customers	$2,203	$2,224	-1%	15%
Sales through NIKE Direct	1,130	1,083	4%	20%
TOTAL REVENUES	$3,333	$3,307	1%	17%
EARNINGS BEFORE INTEREST AND TAXES	$975	$875	11%
FIRST QUARTER OF FISCAL 2023 COMPARED TO FIRST QUARTER OF FISCAL 2022
On a currency-neutral basis, EMEA revenues for the first quarter of fiscal 2023 increased 17%, primarily driven by growth in Men's and the Jordan Brand. NIKE Direct revenues increased 20%, driven by strong digital sales growth of 46% and comparable store sales growth of 3%, partially offset by store closures.
Currency-neutral footwear revenues increased 18%, driven by higher revenues in Men's and the Jordan Brand. Unit sales of footwear remained flat, while higher ASP per pair contributed approximately 18 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price and NIKE Direct ASPs as well as a higher mix of full-price sales.
Currency-neutral apparel revenues increased 15% due primarily to higher revenues in Men's. Unit sales of apparel increased 7%, while higher ASP per unit contributed approximately 8 percentage points of apparel revenue growth, primarily due to higher full-price ASP, partially offset by a lower mix of NIKE Direct sales and lower NIKE Direct ASP.
Reported EBIT increased 11% as gross margin expansion and higher revenues more than offset higher selling and administrative expense. Gross margin increased approximately 380 basis points primarily due to higher full-price ASP, net of discounts, reflecting strategic pricing increases, as well as higher margin and the favorable impact of growth in our NIKE Direct business, a higher mix of full-price sales, higher off-price margin and favorable changes in standard foreign currency exchange rates. This activity was partially offset by higher product costs and higher other costs, particularly higher inventory obsolescence. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Higher demand creation expense was primarily due to increases in advertising and marketing expense as well as sports marketing expense. Higher operating overhead expense was driven by lower bad debt recoveries and an increase in strategic technology investments, offset by lower wage-related expense.

GREATER CHINA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,233	$1,449	-15%	-11%
Apparel	374	476	-21%	-18%
Equipment	49	57	-14%	-10%
TOTAL REVENUES	$1,656	$1,982	-16%	-13%
Revenues by:
Sales to Wholesale Customers	$839	$1,114	-25%	-21%
Sales through NIKE Direct	817	868	-6%	-2%
TOTAL REVENUES	$1,656	$1,982	-16%	-13%
EARNINGS BEFORE INTEREST AND TAXES	$541	$701	-23%
FIRST QUARTER OF FISCAL 2023 COMPARED TO FIRST QUARTER OF FISCAL 2022
On a currency-neutral basis, Greater China revenues for the first quarter of fiscal 2023 decreased 13%, reflecting impacts from COVID-19 related disruptions. The decrease in revenues was primarily due to lower revenues in Men’s and Women's, partially offset by growth in the Jordan Brand. NIKE Direct revenues decreased 2% due to digital sales declines of 5%, comparable store sales declines of 3%, in part due to reduced physical retail traffic as a result of COVID-19 related disruptions, partially offset by the addition of new stores.
Currency-neutral footwear revenues decreased 11%, driven primarily by lower revenues in Men's and Women's, partially offset by growth in the Jordan Brand. Unit sales of footwear decreased 10%, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point, driven by lower full-price and off-price ASPs, partially offset by higher NIKE Direct ASP.
Currency-neutral apparel revenues decreased 18%, due primarily to lower revenues in Men's and Women's. Unit sales of apparel decreased 7%, while lower ASP per unit reduced apparel revenues by approximately 11 percentage points, primarily due to lower off-price, full-price and NIKE Direct ASPs.
Reported EBIT decreased 23% due to lower revenues, gross margin contraction and higher selling and administrative expense as a percent of revenues. Gross margin decreased approximately 20 basis points reflecting lower NIKE Direct margin and full-price ASP, net of discounts. This activity was partially offset by lower other costs, primarily due to lower warehousing and freight charges and lower inventory obsolescence, as well as favorable changes in standard foreign currency exchange rates. Selling and administrative expense decreased due to lower demand creation, offset by higher operating overhead expense. The decrease in demand creation expense was primarily due to lower retail brand presentation expense as well as lower investments in digital marketing, partially offset by higher advertising and marketing expense. Operating overhead expense increased largely due to higher wage-related costs and higher NIKE Direct strategic technology investments.

ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,064	$1,022	4%	15%
Apparel	413	385	7%	19%
Equipment	58	58	0%	12%
TOTAL REVENUES	$1,535	$1,465	5%	16%
Revenues by:
Sales to Wholesale Customers	$914	$927	-1%	8%
Sales through NIKE Direct	621	538	15%	30%
TOTAL REVENUES	$1,535	$1,465	5%	16%
EARNINGS BEFORE INTEREST AND TAXES	$500	$481	4%
As discussed previously, our NIKE Brand business in Brazil transitioned to a distributor operating model during fiscal 2021. During the first quarter of fiscal 2023, we completed the sale of our entity in Chile to a third-party distributor and the impacts from closing this transaction are included within Corporate and are not reflected in the APLA operating segment results. Subsequent to the end of the first quarter of fiscal 2023, we completed the sale of our Argentina and Uruguay entities to a third party distributor. This completes the transition of our NIKE Brand businesses in these markets to a distributor operating model. Our Central and South America (CASA) marketplace now reflects a full distributor operating model. For more information see Note 13 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
FIRST QUARTER OF FISCAL 2023 COMPARED TO FIRST QUARTER OF FISCAL 2022
On a currency-neutral basis, APLA revenues increased 16% for the first quarter of fiscal 2023. The increase was due to higher revenues across nearly all territories, led by Southeast Asia & India and Korea, which increased 64% and 23%, respectively. Revenues increased primarily due to higher revenues in Men's, Women's and the Jordan Brand. NIKE Direct revenues increased 30%, primarily due to digital sales growth of 29%, comparable store sales growth of 24%, in part due to improved physical retail traffic, and the addition of new stores.
Currency-neutral footwear revenues increased 15%, due primarily to higher revenues in Women's and the Jordan Brand. Unit sales of footwear increased 1%, while higher ASP per pair contributed approximately 14 percentage points of footwear revenue growth. Higher ASP per pair was driven by the favorable impact of growth in our NIKE Direct business as well as higher full-price ASP. Higher ASPs, in part, reflect inflationary conditions in Argentina.
Currency-neutral apparel revenues increased 19%, due primarily to higher revenues in Men's and Women's. Unit sales of apparel increased 18%, while higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth, driven by higher off-price ASP. Higher ASPs, in part, reflect inflationary conditions in Argentina.
Reported EBIT increased 4% for the first quarter of fiscal 2023, as higher revenues and gross margin expansion more than offset higher selling and administrative expense. Gross margin increased approximately 90 basis points due to higher full-price ASP, net of discounts, the favorable impact of growth and higher margin in our NIKE Direct business, higher off-price margin, and favorable changes in standard foreign currency exchange rates. This activity was partially offset by higher other costs, primarily higher warehousing and freight, as well as higher product costs. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Higher operating overhead expense was primarily due to an increase in professional services costs, as well as higher wage-related expenses. The increase in demand creation expense was primarily due to normalization of sports marketing spend.

GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$14	$7	100%	96%
Earnings (Loss) Before Interest and Taxes	$(1,187)	$(987)	-20%
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
FIRST QUARTER OF FISCAL 2023 COMPARED TO FIRST QUARTER OF FISCAL 2022
Global Brand Divisions' loss before interest and taxes increased 20% for the first quarter of fiscal 2023 driven primarily by higher operating overhead expense while demand creation expense remained flat. Higher operating overhead expense was primarily due to an increase in wage-related costs and strategic technology investments.

CONVERSE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$577	$567	2%	7%
Apparel	20	24	-17%	-10%
Equipment	8	9	-11%	1%
Other(1)	38	29	31%	30%
TOTAL REVENUES	$643	$629	2%	8%
Revenues by:
Sales to Wholesale Customers	$344	$369	-7%	0%
Sales through Direct to Consumer	261	231	13%	17%
Other(1)	38	29	31%	30%
TOTAL REVENUES	$643	$629	2%	8%
EARNINGS BEFORE INTEREST AND TAXES	$209	$204	2%
(1)Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.
FIRST QUARTER OF FISCAL 2023 COMPARED TO FIRST QUARTER OF FISCAL 2022
On a currency-neutral basis, Converse revenues increased 8% for the first quarter of fiscal 2023 as revenue growth in North America and Western Europe was partially offset by declines in Asia. Direct to consumer revenues increased 17%, driven by strong digital demand in North America. Combined unit sales within the wholesale and direct to consumer channels decreased 5%, while ASP increased 12%, driven by growth in direct to consumer.
Reported EBIT increased 2%, driven by gross margin expansion and higher revenues, partially offset by higher selling and administrative expense. Gross margin increased approximately 220 basis points as higher ASP, net of discounts, and higher margin in direct to consumer were partially offset by higher product and other costs, primarily due to increased freight costs. Selling and administrative expense increased due to higher operating overhead expense, partially offset by a decrease in demand creation expense. Operating overhead expense increased as a result of higher professional services costs, lower bad debt recoveries and an increase in wage-related expenses.

CORPORATE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2022	2021	% CHANGE
Revenues	$(4)	$(21)	—
Earnings (Loss) Before Interest and Taxes	$(574)	$(545)	-5%
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
FIRST QUARTER OF FISCAL 2023 COMPARED TO FIRST QUARTER OF FISCAL 2022
Corporate's loss before interest and taxes increased $29 million for the first quarter of fiscal 2023, primarily due to the following:
•an unfavorable change of $140 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin;
•a favorable change in net foreign currency gains and losses of $67 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and
•a favorable change of $44 million related to settlements of legal matters, partially offset by net favorable activity in the prior year related to our strategic distributor partnership transition within APLA.
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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the three months ended August 31, 2022, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K.
Refer to Note 4 — Fair Value Measurements and Note 8 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional description of outstanding derivatives at each reported period end. For additional information about our Foreign Currency Exposures and Hedging Practices refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

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
TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $823 million for the three months ended August 31, 2022, and a benefit of approximately $382 million for the three months ended August 31, 2021. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $253 million for the three months ended August 31, 2022, and a benefit of approximately $117 million for the three months ended August 31, 2021.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Argentina subsidiary within our APLA operating segment and our Turkey subsidiary within our EMEA operating segment are operating in hyper-inflationary markets. As a result, beginning in the second quarter of fiscal 2019 and the first quarter of fiscal 2023, the functional currency of our Argentina subsidiary and our Turkey subsidiary, respectively, changed from the local currency to the U.S. Dollar. As of and for the three months ended August 31, 2022, these changes did not have a material impact on our results of operations or financial condition, and we do not anticipate they will have a material impact in future periods based on current rates.
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

We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $234 million on our Income before income taxes for the three months ended August 31, 2022.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $357 million for the first three months of fiscal 2023, compared to $1,111 million for the first three months of fiscal 2022. Net income, adjusted for non-cash items, generated $1,771 million of operating cash inflow for the first three months of fiscal 2023, compared to $2,076 million for the first three months of fiscal 2022. The net change in working capital and other assets and liabilities resulted in a decrease to Cash provided (used) by operations of $1,414 million for the first three months of fiscal 2023 compared to $965 million for the first three months of fiscal 2022. The net change in working capital was unfavorably impacted by an increase in Inventories of $1,464 million as a result of higher inventory levels due to extended lead times and shifts in product flow as a result of ongoing supply chain volatility. The change in working capital was also impacted by a $707 million favorable change in Accounts payable due to higher product purchases and the net favorable change in cash collateral with derivative counterparties as a result of hedging transactions. During the first three months of fiscal 2023, we received cash collateral of $476 million as compared to $39 million during the first three months of fiscal 2022. Refer to the Credit Risk section of Note 8 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional details.
Cash provided (used) by investing activities was an outflow of $214 million for the first three months of fiscal 2023, compared to an inflow of $501 million for the first three months of fiscal 2022, primarily driven by the net change in short-term investments. For the first three months of fiscal 2023, the net change in short-term investments (including sales, maturities and purchases) resulted in a cash outflow of $89 million compared to a cash inflow of $583 million for the first three months of fiscal 2022.
Cash provided (used) by financing activities was an outflow of $1,404 million for the first three months of fiscal 2023 compared to $743 million for the first three months of fiscal 2022. The increased outflow in the first three months of fiscal 2023 was driven by lower proceeds from stock option exercises, which resulted in a cash inflow of $82 million in the first three months of fiscal 2023 compared to $473 million in the first three months of fiscal 2022, as well as higher share repurchases of $983 million for the first three months of fiscal 2023 compared to $752 million in the first three months of fiscal 2022.
During the first three months of fiscal 2023, we repurchased a total of 9.0 million shares of NIKE's Class B Common Stock for $991.1 million (an average price of $110.58 per share). In August 2022, we terminated the previous four-year, $15 billion share repurchase program approved by the Board of Directors in June 2018. Under this program, we repurchased 6.5 million shares for a total approximate cost of $710.0 million (an average price of $109.85 per share) during the first quarter of fiscal 2023 and 83.8 million shares for a total approximate cost of $9.4 billion (an average price of $111.82 per share) during the term of the program. Upon termination of the four-year, $15 billion program, we began purchasing shares under the new four-year, $18 billion share repurchase plan authorized by the Board of Directors in June 2022. As of August 31, 2022, we had repurchased 2.5 million shares at a cost of approximately $281.1 million (an average price of $112.48 per share) under this new program. We continue to expect funding of share repurchases will come from operating cash flows and excess cash. The timing and the amount of share repurchases will be dictated by our capital needs and stock market conditions.
CAPITAL RESOURCES
On July 21, 2022, we filed a shelf registration statement (the “Shelf”) with the U.S. Securities and Exchange Commission (SEC) which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 21, 2025.
As of August 31, 2022, our committed credit facilities were unchanged from the information previously reported on Form 10-K for the fiscal year ended May 31, 2022. We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes. As of August 31, 2022, we were in full compliance with the covenants under our facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future. As of August 31, 2022 and May 31, 2022, no amounts were outstanding under our committed credit facilities.
Liquidity was also provided by our $3 billion commercial paper program. As of and for the three months ended August 31, 2022, we did not have any borrowings outstanding under our $3 billion program. We may issue commercial paper or other debt securities depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

To date, in fiscal 2023, we have not experienced difficulty accessing the credit markets; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of August 31, 2022, we had cash, cash equivalents and short-term investments totaling $11.9 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of August 31, 2022, the weighted average days to maturity of our cash equivalents and short-term investments portfolio was 136 days.
We believe that existing cash, cash equivalents, short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.
There have been no significant changes to the material cash requirements reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.
OFF-BALANCE SHEET ARRANGEMENTS
As of August 31, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.
NEW ACCOUNTING PRONOUNCEMENTS
There have been no material changes in recently issued or adopted accounting standards from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.
CRITICAL ACCOUNTING ESTIMATES
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
We believe the assumptions and judgments involved in the accounting estimates described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting estimates. Actual results could differ from these estimates. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2022.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating or financial results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic; international, national and local political, civil, economic and market conditions; the size and growth of the overall athletic or leisure footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic or leisure footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; our ability to execute on our sustainability strategy and achieve our sustainability-related goals and targets, including sustainable product offerings; difficulties in implementing, operating and maintaining NIKE’s increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials, labor and energy used to manufacture products; new product development and introduction; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity and an inability to maintain NIKE's reputation and brand image, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE’s debt ratings; changes in business strategy or development plans; general risks associated with doing business outside of the United States, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, sanctions, political and economic instability, conflicts and terrorism; the potential impact of new and existing laws, regulations or policy, including, without limitation, tariffs, import/export, trade, wage and hour or labor and immigration regulations or policies; changes in government regulations; the impact of, including business and legal developments relating to, climate change, extreme weather conditions and natural disasters; litigation, regulatory proceedings, sanctions or any other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel or our corporate culture, values or purpose; the effects of NIKE’s decision to invest in or divest of businesses or capabilities and other factors referenced or incorporated by reference in this report and other reports.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In August 2022, the Company terminated the previous four-year, $15 billion share repurchase program approved by the Board of Directors in June 2018. Prior to the program's termination, the Company purchased 6.5 million shares at an average price of $109.85 per share for a total approximate cost of $710.0 million during the first quarter of fiscal 2023 and 83.8 million shares at an average price of $111.82 per share for a total approximate cost of $9.4 billion during the term of this program.
Upon termination of the $15 billion program, the Company began purchasing shares under a new four-year, $18 billion share repurchase program authorized by the Board of Directors in June 2022. As of August 31, 2022, the Company had repurchased 2.5 million shares at an average price of $112.48 per share for a total approximate cost of $281.1 million under the new program.
All share repurchases were made under NIKE's publicly announced programs, and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended August 31, 2022:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
June 1 - June 30, 2022	2,947,270	$112.23	$6,006
July 1 - July 31, 2022	2,961,287	$106.71	$5,690
August 1 - August 31, 2022	3,053,679	$112.75	$17,719
	8,962,236	$110.58

ITEM 6. EXHIBITS
(a) EXHIBITS:

3.	Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 19, 2020).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
† Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC. an Oregon Corporation
By:	/s/ MATTHEW FRIEND Matthew Friend Chief Financial Officer and Authorized Officer
Date:	October 6, 2022