Form 10-Q
period 2022-11-30
NIKE, Inc.
filed 2023-01-05
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2022

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of December 28, 2022, the number of shares of the Registrant's Common Stock outstanding were:
Class A	304,897,252
Class B	1,245,665,731
1,550,562,983

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenues	$13,315	$11,357	$26,002	$23,605
Cost of sales	7,604	6,144	14,676	12,696
Gross profit	5,711	5,213	11,326	10,909
Demand creation expense	1,102	1,017	2,045	1,935
Operating overhead expense	3,022	2,742	5,999	5,396
Total selling and administrative expense	4,124	3,759	8,044	7,331
Interest expense (income), net	16	55	29	112
Other (income) expense, net	(79)	(102)	(225)	(141)
Income before income taxes	1,650	1,501	3,478	3,607
Income tax expense	319	164	679	396
NET INCOME	$1,331	$1,337	$2,799	$3,211
Earnings per common share:
Basic	$0.85	$0.84	$1.79	$2.03
Diluted	$0.85	$0.83	$1.77	$1.98
Weighted average common shares outstanding:
Basic	1,559.0	1,582.4	1,563.1	1,582.2
Diluted	1,572.4	1,617.4	1,579.1	1,618.5
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	2022	2021
Net income	$1,331	$1,337	$2,799	$3,211
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	354	(155)	128	(283)
Change in net gains (losses) on cash flow hedges	(401)	366	154	804
Change in net gains (losses) on other	(30)	1	(41)	4
Total other comprehensive income (loss), net of tax	(77)	212	241	525
TOTAL COMPREHENSIVE INCOME	$1,254	$1,549	$3,040	$3,736
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	NOVEMBER 30,	MAY 31,
(In millions)	2022	2022
ASSETS
Current assets:
Cash and equivalents	$6,490	$8,574
Short-term investments	4,131	4,423
Accounts receivable, net	5,437	4,667
Inventories	9,326	8,420
Prepaid expenses and other current assets	2,063	2,129
Total current assets	27,447	28,213
Property, plant and equipment, net	4,854	4,791
Operating lease right-of-use assets, net	2,809	2,926
Identifiable intangible assets, net	280	286
Goodwill	281	284
Deferred income taxes and other assets	3,976	3,821
TOTAL ASSETS	$39,647	$40,321
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$500	$500
Notes payable	7	10
Accounts payable	2,810	3,358
Current portion of operating lease liabilities	426	420
Accrued liabilities	6,020	6,220
Income taxes payable	436	222
Total current liabilities	10,199	10,730
Long-term debt	8,924	8,920
Operating lease liabilities	2,668	2,777
Deferred income taxes and other liabilities	2,584	2,613
Commitments and contingencies (Note 12)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 305 and 305 shares outstanding	—	—
Class B — 1,245 and 1,266 shares outstanding	3	3
Capital in excess of stated value	11,851	11,484
Accumulated other comprehensive income (loss)	559	318
Retained earnings	2,859	3,476
Total shareholders' equity	15,272	15,281
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$39,647	$40,321
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021
Cash provided (used) by operations:
Net income	$2,799	$3,211
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	342	358
Deferred income taxes	(150)	(222)
Stock-based compensation	364	306
Amortization, impairment and other	137	3
Net foreign currency adjustments	(125)	48
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(878)	543
(Increase) decrease in inventories	(948)	268
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(239)	(444)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	56	(203)
Cash provided (used) by operations	1,358	3,868
Cash provided (used) by investing activities:
Purchases of short-term investments	(3,500)	(6,699)
Maturities of short-term investments	1,951	3,891
Sales of short-term investments	1,972	2,032
Additions to property, plant and equipment	(500)	(362)
Other investing activities	54	33
Cash provided (used) by investing activities	(23)	(1,105)
Cash provided (used) by financing activities:
Increase (decrease) in notes payable	(3)	13
Proceeds from exercise of stock options and other stock issuances	260	846
Repurchase of common stock	(2,550)	(1,723)
Dividends — common and preferred	(960)	(873)
Other financing activities	(68)	(109)
Cash provided (used) by financing activities	(3,321)	(1,846)
Effect of exchange rate changes on cash and equivalents	(98)	(55)
Net increase (decrease) in cash and equivalents	(2,084)	862
Cash and equivalents, beginning of period	8,574	9,889
CASH AND EQUIVALENTS, END OF PERIOD	$6,490	$10,751
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$124	$103
Dividends declared and not paid	526	481
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at August 31, 2022	305	$—	1,259	$3	$11,648	$636	$3,535	$15,822
Stock options exercised			1		69			69
Repurchase of Class B Common Stock			(17)		(123)		(1,484)	(1,607)
Dividends on common stock ($0.340 per share)							(526)	(526)
Issuance of shares to employees, net of shares withheld for employee taxes			2		63		3	66
Stock-based compensation					194			194
Net income							1,331	1,331
Other comprehensive income (loss)						(77)		(77)
Balance at November 30, 2022	305	$—	1,245	$3	$11,851	$559	$2,859	$15,272

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at August 31, 2021	305	$—	1,278	$3	$10,521	$(67)	$3,886	$14,343
Stock options exercised			3		256			256
Repurchase of Class B Common Stock			(6)		(40)		(928)	(968)
Dividends on common stock ($0.305 per share)							(483)	(483)
Issuance of shares to employees, net of shares withheld for employee taxes			3		83		(26)	57
Stock-based compensation					170			170
Net income							1,337	1,337
Other comprehensive income (loss)						212		212
Balance at November 30, 2021	305	$—	1,278	$3	$10,990	$145	$3,786	$14,924

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2022	305	$—	1,266	$3	$11,484	$318	$3,476	$15,281
Stock options exercised			3		149			149
Repurchase of Class B Common Stock			(26)		(189)		(2,409)	(2,598)
Dividends on common stock ($0.645 per share) and preferred stock ($0.10 per share)							(1,008)	(1,008)
Issuance of shares to employees, net of shares withheld for employee taxes			2		43		1	44
Stock-based compensation					364			364
Net income							2,799	2,799
Other comprehensive income (loss)						241		241
Balance at November 30, 2022	305	$—	1,245	$3	$11,851	$559	$2,859	$15,272

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2021	305	$—	1,273	$3	$9,965	$(380)	$3,179	$12,767
Stock options exercised			13		725			725
Repurchase of Class B Common Stock			(11)		(69)		(1,641)	(1,710)
Dividends on common stock ($0.580 per share) and preferred stock ($0.10 per share)							(918)	(918)
Issuance of shares to employees, net of shares withheld for employee taxes			3		63		(45)	18
Stock-based compensation					306			306
Net income							3,211	3,211
Other comprehensive income (loss)						525		525
Balance at November 30, 2021	305	$—	1,278	$3	$10,990	$145	$3,786	$14,924
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company” or “NIKE”) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2022, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2022. The results of operations for the three and six months ended November 30, 2022, are not necessarily indicative of results to be expected for the entire fiscal year.
The uncertain state of the global economy or worsening macroeconomic conditions could affect the Company’s business, including, among other things, higher inventory levels in various markets, higher inventory obsolescence reserves, higher promotional activity, reduced demand for product, reduced orders from wholesale customers for product and order cancellations. There could also be new or prolonged COVID-19 related restrictions or disruptions. Any of these factors, among others, could have material adverse impacts on the Company’s revenue growth as well as overall profitability in future periods.

NOTE 2 — INVENTORIES
Inventory balances of $9,326 million and $8,420 million at November 30, 2022 and May 31, 2022, respectively, were substantially all finished goods.

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2022	2022
Compensation and benefits, excluding taxes	$1,220	$1,297
Sales-related reserves	1,149	1,015
Import and logistics costs	580	489
Dividends payable	534	485
Allowance for expected loss on sale(1)	—	397
Other	2,537	2,537
TOTAL ACCRUED LIABILITIES	$6,020	$6,220
(1) Refer to Note 13 — Acquisitions and Divestitures for additional information.

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

The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of November 30, 2022 and May 31, 2022, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	NOVEMBER 30, 2022
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$788	$788	$—
Level 1:
U.S. Treasury securities	3,417	4	3,413
Level 2:
Commercial paper and bonds	622	29	593
Money market funds	5,024	5,024	—
Time deposits	753	645	108
U.S. Agency securities	17	—	17
Total Level 2	6,416	5,698	718
TOTAL	$10,621	$6,490	$4,131

	MAY 31, 2022
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$839	$839	$—
Level 1:
U.S. Treasury securities	3,801	8	3,793
Level 2:
Commercial paper and bonds	660	37	623
Money market funds	6,458	6,458	—
Time deposits	1,237	1,232	5
U.S. Agency securities	2	—	2
Total Level 2	8,357	7,727	630
TOTAL	$12,997	$8,574	$4,423
As of November 30, 2022, the Company held $3,060 million of available-for-sale debt securities with maturity dates within one year and $1,071 million with maturity dates greater than one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $49 million and $18 million for the three months ended November 30, 2022 and 2021, respectively, and $114 million and $35 million for the six months ended November 30, 2022 and 2021, respectively.
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	NOVEMBER 30, 2022
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$953	$759	$194	$134	$93	$41
Embedded derivatives	6	6	—	1	1	—
TOTAL	$959	$765	$194	$135	$94	$41
(1)If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $133 million as of November 30, 2022. As of that date, the Company received $345 million of cash collateral from counterparties related to foreign exchange derivative instruments. No amount of collateral was posted on the derivative liability balance as of November 30, 2022.

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
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt, including the current portion, was approximately $8,410 million at November 30, 2022 and $8,933 million at May 31, 2022.
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

NOTE 5 — INCOME TAXES
The effective tax rate was 19.5% and 11.0% for the six months ended November 30, 2022 and 2021, respectively. The increase in the Company's effective tax rate was primarily due to a less favorable impact from stock-based compensation and a shift in the Company's earnings mix.
As of November 30, 2022, total gross unrecognized tax benefits, excluding related interest and penalties, were $867 million, $652 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2022, total gross unrecognized tax benefits, excluding related interest and penalties, were $848 million. As of November 30, 2022 and May 31, 2022, accrued interest and penalties related to uncertain tax positions were $276 million and $248 million, respectively, (excluding federal benefit) and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
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
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	2022	2021
Stock options(1)	$79	$81	$154	$146
ESPPs	18	14	33	29
Restricted stock and restricted stock units(1)(2)	97	75	177	131
TOTAL STOCK-BASED COMPENSATION EXPENSE	$194	$170	$364	$306
(1)Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is primarily recorded for employees meeting certain retirement eligibility requirements.
(2)Restricted stock units include RSUs and PSUs.
The income tax benefit related to stock-based compensation expense was $2 million and $87 million for the three months ended November 30, 2022 and 2021, respectively, and $22 million and $273 million for the six months ended November 30, 2022 and 2021, respectively, and reported within Income tax expense.
STOCK OPTIONS
The weighted average fair value per share of options granted during the six months ended November 30, 2022 and 2021, computed as of the grant date using the Black-Scholes pricing model, was $31.31 and $37.53, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	SIX MONTHS ENDED NOVEMBER 30,
	2022	2021
Dividend yield	0.9%	0.8%
Expected volatility	27.1%	24.9%
Weighted average expected life (in years)	5.8	5.8
Risk-free interest rate	3.3%	0.9%
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
As of November 30, 2022, the Company had $584 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.7 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
The weighted average fair value per share of restricted stock and RSUs granted for the six months ended November 30, 2022 and 2021, computed as of the grant date, was $107.60 and $163.27, respectively.

The weighted average fair value per share of PSUs granted for the six months ended November 30, 2022 and 2021, computed as of the grant date, was $134.71 and $250.52, respectively.
As of November 30, 2022, the Company had $760 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.6 years.

NOTE 7 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an estimated additional 38.0 million and 9.2 million shares of common stock outstanding for the three months ended November 30, 2022 and 2021, respectively, and 35.1 million and 9.1 million shares of common stock outstanding for the six months ended November 30, 2022 and 2021, respectively, because the awards were assumed to be anti-dilutive.

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(In millions, except per share data)	2022	2021	2022	2021
Net income available to common stockholders	$1,331	$1,337	$2,799	$3,211
Determination of shares:
Weighted average common shares outstanding	1,559.0	1,582.4	1,563.1	1,582.2
Assumed conversion of dilutive stock options and awards	13.4	35.0	16.0	36.3
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,572.4	1,617.4	1,579.1	1,618.5
Earnings per common share:
Basic	$0.85	$0.84	$1.79	$2.03
Diluted	$0.85	$0.83	$1.77	$1.98

NOTE 8 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the six months ended November 30, 2022, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K. For additional information about the Company's derivatives and hedging policies refer to Note 1 — Summary of Significant Accounting Policies and Note 14 — Risk Management and Derivatives of the Annual Report on Form 10-K for the fiscal year ended May 31, 2022.
The majority of derivatives outstanding as of November 30, 2022, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Japanese Yen/U.S. Dollar and Chinese Yuan/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.

The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	NOVEMBER 30,	MAY 31,
(Dollars in millions)		2022	2022
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$745	$639
Foreign exchange forwards and options	Deferred income taxes and other assets	194	206
Total derivatives formally designated as hedging instruments		939	845
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	14	30
Embedded derivatives	Prepaid expenses and other current assets	6	5
Total derivatives not designated as hedging instruments		20	35
TOTAL DERIVATIVE ASSETS		$959	$880

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	NOVEMBER 30,	MAY 31,
(Dollars in millions)		2022	2022
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$58	$37
Foreign exchange forwards and options	Deferred income taxes and other liabilities	41	11
Total derivatives formally designated as hedging instruments		99	48
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	35	28
Embedded derivatives	Accrued liabilities	1	1
Total derivatives not designated as hedging instruments		36	29
TOTAL DERIVATIVE LIABILITIES		$135	$77
The following tables present the amounts in the Unaudited Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	THREE MONTHS ENDED NOVEMBER 30,
	2022		2021
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$13,315	$4	$11,357	$(20)
Cost of sales	7,604	173	6,144	(30)
Demand creation expense	1,102	(2)	1,017	—
Other (income) expense, net	(79)	125	(102)	20
Interest expense (income), net	16	(2)	55	(1)

	SIX MONTHS ENDED NOVEMBER 30,
	2022		2021
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$26,002	$(5)	$23,605	$(41)
Cost of sales	14,676	282	12,696	(96)
Demand creation expense	2,045	(3)	1,935	1
Other (income) expense, net	(225)	207	(141)	11
Interest expense (income), net	29	(4)	112	(3)
The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED NOVEMBER 30,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED NOVEMBER 30,
	2022	2021		2022	2021
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(3)	$(31)	Revenues	$4	$(20)
Foreign exchange forwards and options	(101)	253	Cost of sales	173	(30)
Foreign exchange forwards and options	2	(2)	Demand creation expense	(2)	—
Foreign exchange forwards and options	(47)	143	Other (income) expense, net	125	20
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(1)
TOTAL DESIGNATED CASH FLOW HEDGES	$(149)	$363		$298	$(31)
(1)For the three months ended November 30, 2022 and 2021, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	SIX MONTHS ENDED NOVEMBER 30,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	SIX MONTHS ENDED NOVEMBER 30,
	2022	2021		2022	2021
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$22	$(37)	Revenues	$(5)	$(41)
Foreign exchange forwards and options	386	518	Cost of sales	282	(96)
Foreign exchange forwards and options	(3)	(3)	Demand creation expense	(3)	1
Foreign exchange forwards and options	246	273	Other (income) expense, net	207	11
Interest rate swaps(2)	—	—	Interest expense (income), net	(4)	(3)
TOTAL DESIGNATED CASH FLOW HEDGES	$651	$751		$477	$(128)
(1)For the six months ended November 30, 2022 and 2021, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES				LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(6)	$9	$44	$32	Other (income) expense, net
Embedded derivatives	23	(4)	34	(9)	Other (income) expense, net
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
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $17.4 billion as of November 30, 2022. Approximately $798 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of November 30, 2022, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of November 30, 2022, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 30 months.

UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the remeasurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $4.6 billion as of November 30, 2022.
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
As of November 30, 2022, the total notional amount of embedded derivatives outstanding was approximately $360 million.
CREDIT RISK
The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could trigger collateral requirements. As of November 30, 2022, the Company was in compliance with all credit risk-related contingent features, and derivative instruments with such features were in a net asset position of approximately $820 million. Accordingly, the Company was not required to post cash collateral as a result of these contingent features. Further, $345 million of collateral was received on the Company's derivative asset balance as of November 30, 2022. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 4 — Fair Value Measurements.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at August 31, 2022	$(746)	$1,334	$115	$(67)	$636
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	45	(138)	—	(24)	(117)
Reclassifications to net income of previously deferred (gains) losses(3)	309	(263)	—	(6)	40
Total other comprehensive income (loss)	354	(401)	—	(30)	(77)
Balance at November 30, 2022	$(392)	$933	$115	$(97)	$559
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $11 million, $0 million, $6 million and $17 million, respectively.
(3)Net of tax (benefit) expense of $(16) million, $35 million, $0 million, $3 million and $22 million, respectively.

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
(2)Net of tax benefit (expense) of $0 million, $(27) million, $0 million, $(2) million and $(29) million, respectively.
(3)Net of tax (benefit) expense of $0 million, $(1) million, $0 million, $3 million and $2 million, respectively.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2022	$(520)	$779	$115	$(56)	$318
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(227)	578	—	(27)	324
Reclassifications to net income of previously deferred (gains) losses(3)	355	(424)	—	(14)	(83)
Total other comprehensive income (loss)	128	154	—	(41)	241
Balance at November 30, 2022	$(392)	$933	$115	$(97)	$559
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $(73) million, $0 million, $7 million and $(66) million, respectively.
(3)Net of tax (benefit) expense of $(16) million, $53 million, $0 million, $6 million and $43 million, respectively.

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

The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Unaudited Condensed Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME				LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	2022	2021
Gains (losses) on foreign currency translation adjustment	$(325)	$—	$(371)	$—	Other (income) expense, net
Total before tax	(325)	—	(371)	—
Tax (expense) benefit	16	—	16	—
Gain (loss) net of tax	(309)	—	(355)	—
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$4	$(20)	$(5)	$(41)	Revenues
Foreign exchange forwards and options	173	(30)	282	(96)	Cost of sales
Foreign exchange forwards and options	(2)	—	(3)	1	Demand creation expense
Foreign exchange forwards and options	125	20	207	11	Other (income) expense, net
Interest rate swaps	(2)	(1)	(4)	(3)	Interest expense (income), net
Total before tax	298	(31)	477	(128)
Tax (expense) benefit	(35)	1	(53)	9
Gain (loss) net of tax	263	(30)	424	(119)
Gains (losses) on other	9	8	20	14	Other (income) expense, net
Total before tax	9	8	20	14
Tax (expense) benefit	(3)	(3)	(6)	(4)
Gain (loss) net of tax	6	5	14	10
Total net gain (loss) reclassified for the period	$(40)	$(25)	$83	$(109)

NOTE 10 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues disaggregated by reportable operating segment, major product line and distribution channel:

	THREE MONTHS ENDED NOVEMBER 30, 2022
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,963	$2,063	$1,370	$1,108	$—	$8,504	$517	$—	$9,021
Apparel	1,685	1,281	393	435	—	3,794	21	—	3,815
Equipment	182	145	25	56	—	408	6	—	414
Other	—	—	—	—	18	18	42	5	65
TOTAL REVENUES	$5,830	$3,489	$1,788	$1,599	$18	$12,724	$586	$5	$13,315
Revenues by:
Sales to Wholesale Customers	$3,183	$2,242	$897	$965	$—	$7,287	$304	$—	$7,591
Sales through Direct to Consumer	2,647	1,247	891	634	—	5,419	240	—	5,659
Other	—	—	—	—	18	18	42	5	65
TOTAL REVENUES	$5,830	$3,489	$1,788	$1,599	$18	$12,724	$586	$5	$13,315

	THREE MONTHS ENDED NOVEMBER 30, 2021
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,852	$1,806	$1,235	$887	$—	$6,780	$485	$—	$7,265
Apparel	1,480	1,202	564	402	—	3,648	34	—	3,682
Equipment	145	134	45	58	—	382	5	—	387
Other	—	—	—	—	6	6	33	(16)	23
TOTAL REVENUES	$4,477	$3,142	$1,844	$1,347	$6	$10,816	$557	$(16)	$11,357
Revenues by:
Sales to Wholesale Customers	$2,327	$2,112	$896	$784	$—	$6,119	$303	$—	$6,422
Sales through Direct to Consumer	2,150	1,030	948	563	—	4,691	221	—	4,912
Other	—	—	—	—	6	6	33	(16)	23
TOTAL REVENUES	$4,477	$3,142	$1,844	$1,347	$6	$10,816	$557	$(16)	$11,357

	SIX MONTHS ENDED NOVEMBER 30, 2022
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$7,768	$4,075	$2,603	$2,172	$—	$16,618	$1,093	$—	$17,711
Apparel	3,179	2,434	767	848	—	7,228	42	—	7,270
Equipment	393	313	74	114	—	894	14	—	908
Other	—	—	—	—	32	32	80	1	113
TOTAL REVENUES	$11,340	$6,822	$3,444	$3,134	$32	$24,772	$1,229	$1	$26,002
Revenues by:
Sales to Wholesale Customers	$6,210	$4,445	$1,736	$1,879	$—	$14,270	$647	$—	$14,917
Sales through Direct to Consumer	5,130	2,377	1,708	1,255	—	10,470	502	—	10,972
Other	—	—	—	—	32	32	80	1	113
TOTAL REVENUES	$11,340	$6,822	$3,444	$3,134	$32	$24,772	$1,229	$1	$26,002

	SIX MONTHS ENDED NOVEMBER 30, 2021
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$6,116	$3,789	$2,684	$1,909	$—	$14,498	$1,052	$—	$15,550
Apparel	2,910	2,361	1,040	787	—	7,098	58	—	7,156
Equipment	330	299	102	116	—	847	14	—	861
Other	—	—	—	—	13	13	62	(37)	38
TOTAL REVENUES	$9,356	$6,449	$3,826	$2,812	$13	$22,456	$1,186	$(37)	$23,605
Revenues by:
Sales to Wholesale Customers	$5,005	$4,336	$2,010	$1,711	$—	$13,062	$672	$—	$13,734
Sales through Direct to Consumer	4,351	2,113	1,816	1,101	—	9,381	452	—	9,833
Other	—	—	—	—	13	13	62	(37)	38
TOTAL REVENUES	$9,356	$6,449	$3,826	$2,812	$13	$22,456	$1,186	$(37)	$23,605
For the three and six months ended November 30, 2022 and 2021, Global Brand Divisions revenues included NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment. Converse Other revenues were primarily attributable to licensing businesses. Corporate revenues primarily consisted of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through the Company's central foreign exchange risk management program.
As of November 30, 2022 and May 31, 2022, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

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

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	2022	2021
REVENUES
North America	$5,830	$4,477	$11,340	$9,356
Europe, Middle East & Africa	3,489	3,142	6,822	6,449
Greater China	1,788	1,844	3,444	3,826
Asia Pacific & Latin America	1,599	1,347	3,134	2,812
Global Brand Divisions	18	6	32	13
Total NIKE Brand	12,724	10,816	24,772	22,456
Converse	586	557	1,229	1,186
Corporate	5	(16)	1	(37)
TOTAL NIKE, INC. REVENUES	$13,315	$11,357	$26,002	$23,605
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,497	$1,235	$2,874	$2,669
Europe, Middle East & Africa	990	806	1,965	1,681
Greater China	511	569	1,052	1,270
Asia Pacific & Latin America	485	388	985	869
Global Brand Divisions	(1,226)	(1,071)	(2,413)	(2,058)
Converse	153	132	362	336
Corporate	(744)	(503)	(1,318)	(1,048)
Interest expense (income), net	16	55	29	112
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,650	$1,501	$3,478	$3,607

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2022	2022
ACCOUNTS RECEIVABLE, NET
North America	$2,365	$1,850
Europe, Middle East & Africa	1,647	1,351
Greater China	225	406
Asia Pacific & Latin America(1)	804	664
Global Brand Divisions	87	113
Total NIKE Brand	5,128	4,384
Converse	244	230
Corporate	65	53
TOTAL ACCOUNTS RECEIVABLE, NET	$5,437	$4,667
INVENTORIES
North America	$4,299	$4,098
Europe, Middle East & Africa	2,112	1,887
Greater China	1,083	1,044
Asia Pacific & Latin America(1)	890	686
Global Brand Divisions	214	197
Total NIKE Brand	8,598	7,912
Converse	353	279
Corporate	375	229
TOTAL INVENTORIES	$9,326	$8,420

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2022	2022
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$720	$639
Europe, Middle East & Africa	902	920
Greater China	284	303
Asia Pacific & Latin America(1)	269	274
Global Brand Divisions	794	789
Total NIKE Brand	2,969	2,925
Converse	41	49
Corporate	1,844	1,817
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,854	$4,791
(1)Excludes assets held-for-sale as of May 31, 2022. See Note 13 — Acquisitions and Divestitures for additional information.
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

NOTE 13 — ACQUISITIONS AND DIVESTITURES
During the fourth quarter of fiscal 2022, the Company entered into separate definitive agreements to sell its entities in Argentina and Uruguay, as well as its entity in Chile, to third-party distributors. The related assets and liabilities of these entities within the Company’s APLA operating segment were classified as held-for-sale on the Consolidated Balance Sheets within Prepaid expenses and other current assets and Accrued liabilities, respectively, until the transactions closed. As of May 31, 2022, held-for-sale assets were $182 million and held-for-sale liabilities were $58 million.
The sale of the Company’s entity in Chile to a third-party distributor was completed during the first quarter of fiscal 2023. The impacts from the transaction were not material to the Company’s Unaudited Condensed Consolidated Financial Statements.
During the second quarter of fiscal 2023, the Company completed the sale of its entities in Argentina and Uruguay to a third-party distributor. The net loss on the sale of these entities totaled approximately $550 million, $389 million of which was recognized by the Company in prior periods and a corresponding allowance within in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. The previously recognized loss was primarily due to the anticipated release of the cumulative foreign currency translation losses. Upon completion of the sale, these foreign currency translation losses were reclassified from Accumulated other comprehensive income (loss) to Net income within Other (income) expense, net, classified within Corporate, and were largely offset by the release of the valuation allowance recognized within Accrued liabilities. The remaining loss, primarily due to the devaluation of the local currency and cash equivalents included in the transfer of assets, was recognized upon completion of the sale within Other (income) expense, net, classified within Corporate on the Unaudited Condensed Consolidated Statements of Income. Cash proceeds received, net of cash and cash equivalents transferred, are reflected within Other investing activities on the Unaudited Condensed Consolidated Statements of Cash Flows.

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
Through the Consumer Direct Acceleration, we are focusing on creating the marketplace of the future through more premium, consistent and seamless consumer experiences, leading with digital and our owned stores, as well as select wholesale partners that share our marketplace vision. Over the last several years, as we have executed against the Consumer Direct Acceleration, we have grown our NIKE Direct revenues to be approximately 43% and 42% of total NIKE Brand revenues for the second quarter and first six months of fiscal 2023, respectively, and we have reduced the number of wholesale accounts globally. Additionally, we have aligned our product creation and category organizations around a new consumer construct focused on Men’s, Women’s and Kids’ and continue to invest in data and analytics, demand sensing, insight gathering, inventory management and other areas to create an end-to-end technology foundation, which we expect will further accelerate our digital transformation. We believe this unified approach will accelerate growth and unlock more efficiency for our business, while driving speed and responsiveness as we serve consumers globally.
CURRENT ECONOMIC CONDITIONS AND MARKET DYNAMICS
Ongoing supply chain challenges, macroeconomic conditions and the COVID-19 pandemic continue to create volatility in our business results and operations globally.
Our second quarter and first six months of fiscal 2023 Revenues increased 17% and 10%, respectively, due to strong demand for our product and more product available to meet this demand compared to the prior fiscal year, which was impacted by temporary factory closures due to COVID-19 and extended inventory transit times.
During the first quarter of fiscal 2023, inventory transit times rapidly improved compared to fiscal 2022, and seasonal inventory that was ordered based on the extended transit times, arrived earlier than planned leading to elevated levels of inventory at the end of the first quarter of fiscal 2023.
During the second quarter of fiscal 2023 we made progress on normalizing our inventory levels, as Inventories decreased 3% compared to the first quarter of fiscal 2023 as a result of strong demand for our product across our wholesale and direct to consumer channels, and increased promotional activity, specifically in apparel in North America.
The marketplace remains promotional, and gross margin for the second quarter and first six months of fiscal 2023 was negatively impacted by high levels of promotional activity to sell excess inventory and create capacity in the marketplace for new seasonally relevant product. We have also adjusted our inventory purchases for the remainder of fiscal 2023 as we continue to prioritize reducing excess inventory in the marketplace across our geographies.
Additionally, gross margin continues to be negatively impacted by unfavorable fluctuations in net foreign currency exchange rates, elevated freight and logistics costs as well as higher product input costs, including materials and labor. Strategic pricing increases partially offset the negative impacts on gross margin for the second quarter and first six months of fiscal 2023 which decreased 300 basis points and 260 basis points, respectively.
Most of our geographies are currently operating with little to no COVID-19 related disruptions. In Greater China however, we continue to experience a higher level of store closures and reduced traffic in our retail stores due to COVID-19 related disruptions. During the second quarter of fiscal 2023, we managed through a higher number of temporary store closures in Greater China primarily due to local government restrictions. Although these restrictions were lifted In December 2022, we expect the operating environment will remain volatile which could continue to cause disruptions to our operations.
We expect net unfavorable changes in foreign currency exchange rates, including hedges, will have a material negative impact on reported Revenues, gross margin and Income before income taxes for the remainder of fiscal 2023. Additionally, we expect the continued combination of elevated freight and logistics costs, increased product input costs and increased promotional activity, partially offset by strategic pricing increases, will have a negative impact on gross margin for the remainder of the fiscal year.

We also continue to closely monitor macroeconomic conditions, including consumer behavior and the potential impacts inflation could have on consumer demand for our product. While we believe our Consumer Direct Acceleration Strategy continues to drive our business toward our long-term financial goals, worsening macroeconomic conditions could affect our business, including, among other things, higher inventory levels in various markets, higher inventory obsolescence reserves, higher promotional activity, reduced demand for our products, reduced orders from our wholesale customers for our products and order cancellations. There could also be new or prolonged COVID-19 related restrictions or disruptions across our geographies. Any of these factors, among others, could have material adverse impacts on our revenue growth as well as overall profitability in future periods.
SECOND QUARTER OVERVIEW
For the second quarter of fiscal 2023, NIKE, Inc. Revenues increased 17% to $13.3 billion compared to the second quarter of fiscal 2022 and increased 27% on a currency-neutral basis. Net income was $1,331 million and diluted earnings per common share was $0.85 for the second quarter of fiscal 2023, compared to Net income of $1,337 million and diluted earnings per common share of $0.83 for the second quarter of fiscal 2022.
Income before income taxes increased 10% compared to the second quarter of fiscal 2022 due to higher revenues, partially offset by gross margin contraction and higher Selling and administrative expense. NIKE Brand revenues, which represent over 90% of NIKE, Inc. Revenues, increased 18% compared to the second quarter of fiscal 2022. On a currency-neutral basis, NIKE Brand revenues increased 28%, driven by higher revenues across all geographies, led by increases in North America and EMEA. Additionally, NIKE Brand currency-neutral revenues were higher across footwear and apparel, as well as Men's, the Jordan Brand, Women's and Kids'. Revenues for Converse increased 5% and 12% compared to the second quarter of fiscal 2022, on a reported and currency-neutral basis, respectively, led by strong performance in North America, licensee markets and Western Europe, partially offset by declines in Asia.
Our effective tax rate was 19.3% for the second quarter of fiscal 2023, compared to 10.9% for the second quarter of fiscal 2022, due to decreased benefits from stock-based compensation and a shift in our earnings mix.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which is effective for NIKE beginning June 1, 2023, and a one percent excise tax on net repurchases of stock after December 31, 2022. Based on our current analysis of the provisions, we do not expect these tax law changes to have a material impact on our financial statements; however, we will continue to evaluate their impact as further information becomes available.
During the second quarter of fiscal 2023, we completed the sale of our entities in Argentina and Uruguay to a third party distributor. For more information see Note 13 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Now that we have completed the shift from a wholesale and direct to consumer operating model within our Central and South America (CASA) territory to a distributor model, we expect consolidated NIKE, Inc. and APLA revenue growth will be reduced due to different commercial terms. However, over time we expect the future operating model to have a favorable impact on our overall profitability as we reduce selling and administrative expenses, as well as lessen exposure to foreign exchange rate volatility.
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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions, except per share data)	2022	2021	% CHANGE	2022	2021	% CHANGE
Revenues	$13,315	$11,357	17%	$26,002	$23,605	10%
Cost of sales	7,604	6,144	24%	14,676	12,696	16%
Gross profit	5,711	5,213	10%	11,326	10,909	4%
Gross margin	42.9%	45.9%		43.6%	46.2%
Demand creation expense	1,102	1,017	8%	2,045	1,935	6%
Operating overhead expense	3,022	2,742	10%	5,999	5,396	11%
Total selling and administrative expense	4,124	3,759	10%	8,044	7,331	10%
% of revenues	31.0%	33.1%		30.9%	31.1%
Interest expense (income), net	16	55	—	29	112	—
Other (income) expense, net	(79)	(102)	—	(225)	(141)	—
Income before income taxes	1,650	1,501	10%	3,478	3,607	-4%
Income tax expense	319	164	95%	679	396	71%
Effective tax rate	19.3%	10.9%		19.5%	11.0%
NET INCOME	$1,331	$1,337	0%	$2,799	$3,211	-13%
Diluted earnings per common share	$0.85	$0.83	2%	$1.77	$1.98	-11%
CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$8,504	$6,780	25%	36%	$16,618	$14,498	15%	23%
Apparel	3,794	3,648	4%	14%	7,228	7,098	2%	10%
Equipment	408	382	7%	17%	894	847	6%	14%
Global Brand Divisions(2)	18	6	200%	200%	32	13	146%	149%
Total NIKE Brand Revenues	12,724	10,816	18%	28%	24,772	22,456	10%	19%
Converse	586	557	5%	12%	1,229	1,186	4%	10%
Corporate(3)	5	(16)	—	—	1	(37)	—	—
TOTAL NIKE, INC. REVENUES	$13,315	$11,357	17%	27%	$26,002	$23,605	10%	18%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$7,287	$6,119	19%	30%	$14,270	$13,062	9%	18%
Sales through NIKE Direct	5,419	4,691	16%	25%	10,470	9,381	12%	19%
Global Brand Divisions(2)	18	6	200%	200%	32	13	146%	149%
TOTAL NIKE BRAND REVENUES	$12,724	$10,816	18%	28%	$24,772	$22,456	10%	19%
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

SECOND QUARTER OF FISCAL 2023 COMPARED TO SECOND QUARTER OF FISCAL 2022
On a currency-neutral basis, NIKE, Inc. Revenues increased 27% for the second quarter of fiscal 2023, driven by higher revenues in both the NIKE Brand and Converse. Higher revenues in North America, EMEA and APLA contributed approximately 12, 9 and 4 percentage points to NIKE, Inc. Revenues, with Greater China and Converse each contributing approximately 1 percentage point of growth.
On a currency-neutral basis, NIKE Brand footwear revenues increased 36% in the second quarter of fiscal 2023, driven by higher revenues in Men's, the Jordan Brand and Women's. Unit sales of footwear increased 28%, while higher average selling price (ASP) per pair contributed approximately 8 percentage points of footwear revenue growth, primarily due to higher full-price ASP, net of discounts, on a wholesale equivalent basis.
Currency-neutral NIKE Brand apparel revenues, for the second quarter of fiscal 2023, increased 14%, driven primarily by growth in Men's. Unit sales of apparel increased 10%, and higher ASP per unit contributed approximately 4 percentage points of apparel revenue growth, primarily due to higher full-price ASP.
NIKE Brand wholesale revenues increased 19% and 30% compared to the second quarter of fiscal 2022, on a reported and currency-neutral basis, respectively, primarily due to increased product availability to meet demand. On a reported basis, NIKE Direct revenues represented approximately 43% of our total NIKE Brand revenues for both the second quarter of fiscal 2023 and the second quarter of fiscal 2022. NIKE Brand Digital sales were $3.4 billion for the second quarter of fiscal 2023 compared to $2.7 billion for the second quarter of fiscal 2022. On a currency-neutral basis, NIKE Direct revenues increased 25%, driven by NIKE Brand Digital sales growth of 34%, comparable store sales growth of 11% and the addition of new stores. Comparable store sales, which exclude NIKE Brand Digital sales, comprises revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Comparable store sales includes revenues from stores that were temporarily closed during the period as a result of COVID-19. Comparable store sales represents a performance measure that we believe is useful information for management and investors in understanding the performance of our established NIKE-owned in-line and factory stores. Management considers this metric when making financial and operating decisions. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of this metric may not be comparable to similarly titled measures used by other companies.
FIRST SIX MONTHS OF FISCAL 2023 COMPARED TO FIRST SIX MONTHS OF FISCAL 2022
On a currency-neutral basis, NIKE, Inc. Revenues increased 18% for the first six months of fiscal 2023, driven by higher revenues in North America, EMEA and APLA, partially offset by lower revenues in Greater China. Higher revenues in North America, EMEA and APLA contributed approximately 9, 7 and 3 percentage points to NIKE, Inc. Revenues, respectively, while lower revenues in Greater China reduced NIKE, Inc. Revenues by approximately 1 percentage point.
On a currency-neutral basis, NIKE Brand footwear revenues increased 23%, driven by growth in Men's and the Jordan Brand. Unit sales of footwear increased 14%, while higher ASP per pair contributed approximately 9 percentage points of footwear revenue growth, primarily due to higher full-price ASP, as well as the favorable impact of growth in our NIKE Direct business and higher NIKE Direct ASP.
Currency-neutral NIKE Brand apparel revenues increased 10%, driven by growth in Men's. Unit sales of apparel increased 7% and higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price ASP, partially offset by lower NIKE Direct ASP.
NIKE Brand wholesale revenues increased 9% and 18% compared to the first six months of fiscal 2022, on a reported and currency-neutral basis, respectively, primarily due to increased product availability to meet demand. On a reported basis, NIKE Direct revenues represented approximately 42% of our total NIKE Brand revenues for the first six months of fiscal 2023 and the first six months of fiscal 2022. NIKE Brand Digital sales were $6.3 billion for the first six months of fiscal 2023 compared to $5.2 billion for the first six months of fiscal 2022. On a currency-neutral basis, NIKE Direct revenues increased 19%, driven by NIKE Brand Digital sales growth of 29%, comparable store sales growth of 7%, and the addition of new stores.

GROSS MARGIN

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	% CHANGE	2022	2021	% CHANGE
Gross profit	$5,711	$5,213	10%	$11,326	$10,909	4%
Gross margin	42.9%	45.9%	(300) bps	43.6%	46.2%	(260) bps
For the second quarter of fiscal 2023, our consolidated gross margin was 300 basis points lower than the prior year and primarily reflected the following factors:
•Lower margin in our NIKE Direct business, driven by higher promotional activity in the current period, largely in North America to liquidate excess inventory (decreasing margin approximately 160 basis points);
•Unfavorable changes in net foreign currency exchange rates, including hedges, (decreasing gross margin approximately 90 basis points); and
•Lower NIKE Brand full-price product margins, on a wholesale equivalent basis, (decreasing gross margin approximately 20 basis points) reflecting:
◦Higher NIKE Brand product costs, (decreasing margin approximately 430 basis points) primarily due to product mix, elevated inbound freight and logistics costs, and product input costs such as materials and labor; and
◦Higher full-price ASP, net of discounts, (increasing gross margin approximately 410 basis points) due primarily to product mix and strategic pricing actions.
For the first six months of fiscal 2023, our consolidated gross margin was 260 basis points lower than the prior year period and primarily reflected the following factors:
•Lower margin in our NIKE Direct business, driven by higher promotional activity in the current period, largely in North America to liquidate excess inventory (decreasing margin approximately 120 basis points);
•Unfavorable changes in net foreign currency exchange rates, including hedges, (decreasing gross margin approximately 80 basis points);
•Higher other costs (decreasing gross margin approximately 60 basis points); and
•NIKE Brand full-price product margins, on a wholesale equivalent basis, were flat, reflecting:
◦Higher full-price ASP, net of discounts, (increasing gross margin approximately 320 basis points) due primarily to strategic pricing actions and product mix; and
◦Higher NIKE Brand product costs, (decreasing margin approximately 320 basis points) primarily due to product mix, elevated inbound freight and logistics costs, and product input costs.

TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	% CHANGE	2022	2021	% CHANGE
Demand creation expense(1)	$1,102	$1,017	8%	$2,045	$1,935	6%
Operating overhead expense	3,022	2,742	10%	5,999	5,396	11%
Total selling and administrative expense	$4,124	$3,759	10%	$8,044	$7,331	10%
% of revenues	31.0%	33.1%	(210) bps	30.9%	31.1%	(20) bps
(1)Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary products, television, digital and print advertising and media costs, brand events and retail brand presentation.
SECOND QUARTER OF FISCAL 2023 COMPARED TO SECOND QUARTER OF FISCAL 2022
Demand creation expense increased 8% for the second quarter of fiscal 2023 primarily due to an increase in advertising and marketing expenses. Changes in foreign currency exchange rates decreased Demand creation expense by approximately 7 percentage points.
Operating overhead expense increased 10% primarily due to higher wage-related expenses, higher strategic technology investments and higher NIKE Direct costs. Changes in foreign currency exchange rates decreased Operating overhead expense by approximately 5 percentage points.

FIRST SIX MONTHS OF FISCAL 2023 COMPARED TO FIRST SIX MONTHS OF FISCAL 2022
Demand creation expense increased 6% for the first six months of fiscal 2023 primarily due to higher advertising and marketing expenses. Changes in foreign currency exchange rates decreased Demand creation expense by approximately 6 percentage points.
Operating overhead expense increased 11% primarily due to an increase in wage-related expenses, higher strategic technology investments and higher NIKE Direct costs. Changes in foreign currency exchange rates decreased Operating overhead expense by approximately 4 percentage points.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	2022	2021
Other (income) expense, net	$(79)	$(102)	$(225)	$(141)
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the second quarter of fiscal 2023, Other (income) expense, net decreased from $102 million of other income to $79 million in the current year, largely due to the loss recognized upon the completion of the sale of our entities in Argentina and Uruguay to a third-party distributor, partially offset by a favorable change in foreign currency conversion gains and losses, including hedges.
For the first six months of fiscal 2023, Other (income) expense, net increased from $141 million of other income to $225 million in the current year, primarily due to a favorable change in foreign currency conversion gains and losses, including hedges, and settlements of legal matters, partially offset by the loss recognized upon the completion of the sale of our entities in Argentina and Uruguay to a third-party distributor and favorable activity in the prior year related to our strategic distributor partnership transition within APLA.
For more information related to our distributor partnership transition within APLA, see Note 13 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had unfavorable impacts of approximately $174 million and $361 million on our Income before income taxes for the second quarter and first six months of fiscal 2023, respectively.
INCOME TAXES

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
	2022	2021	% CHANGE	2022	2021	% CHANGE
Effective tax rate	19.3%	10.9%	840 bps	19.5%	11.0%	850 bps
Our effective tax rate was 19.3% for the second quarter of fiscal 2023, compared to 10.9% for the second quarter of fiscal 2022, primarily due to decreased benefits from stock-based compensation and a shift in our earnings mix.
Our effective tax rate was 19.5% for the first six months of fiscal 2023, compared to 11.0% for the first six months of fiscal 2022, primarily due to decreased benefits from stock-based compensation and a shift in our earnings mix.
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
The breakdown of Revenues is as follows:

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$5,830	$4,477	30%	31%	$11,340	$9,356	21%	21%
Europe, Middle East & Africa	3,489	3,142	11%	33%	6,822	6,449	6%	25%
Greater China	1,788	1,844	-3%	6%	3,444	3,826	-10%	-4%
Asia Pacific & Latin America	1,599	1,347	19%	34%	3,134	2,812	11%	25%
Global Brand Divisions(2)	18	6	200%	200%	32	13	146%	149%
TOTAL NIKE BRAND	12,724	10,816	18%	28%	24,772	22,456	10%	19%
Converse	586	557	5%	12%	1,229	1,186	4%	10%
Corporate(3)	5	(16)	—	—	1	(37)	—	—
TOTAL NIKE, INC. REVENUES	$13,315	$11,357	17%	27%	$26,002	$23,605	10%	18%
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

The breakdown of earnings before interest and taxes is as follows:

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	% CHANGE	2022	2021	% CHANGE
North America	$1,497	$1,235	21%	$2,874	$2,669	8%
Europe, Middle East & Africa	990	806	23%	1,965	1,681	17%
Greater China	511	569	-10%	1,052	1,270	-17%
Asia Pacific & Latin America	485	388	25%	985	869	13%
Global Brand Divisions	(1,226)	(1,071)	-14%	(2,413)	(2,058)	-17%
TOTAL NIKE BRAND(1)	2,257	1,927	17%	4,463	4,431	1%
Converse	153	132	16%	362	336	8%
Corporate	(744)	(503)	-48%	(1,318)	(1,048)	-26%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	1,666	1,556	7%	3,507	3,719	-6%
EBIT margin(1)	12.5%	13.7%		13.5%	15.8%
Interest expense (income), net	16	55	—	29	112	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,650	$1,501	10%	$3,478	$3,607	-4%
(1)    Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT margin represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for further information.
NORTH AMERICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$3,963	$2,852	39%	39%	$7,768	$6,116	27%	27%
Apparel	1,685	1,480	14%	14%	3,179	2,910	9%	10%
Equipment	182	145	26%	26%	393	330	19%	19%
TOTAL REVENUES	$5,830	$4,477	30%	31%	$11,340	$9,356	21%	21%
Revenues by:
Sales to Wholesale Customers	$3,183	$2,327	37%	37%	$6,210	$5,005	24%	24%
Sales through NIKE Direct	2,647	2,150	23%	23%	5,130	4,351	18%	18%
TOTAL REVENUES	$5,830	$4,477	30%	31%	$11,340	$9,356	21%	21%
EARNINGS BEFORE INTEREST AND TAXES	$1,497	$1,235	21%		$2,874	$2,669	8%
SECOND QUARTER OF FISCAL 2023 COMPARED TO SECOND QUARTER OF FISCAL 2022
On a currency-neutral basis, North America revenues for the second quarter of fiscal 2023 increased 31%, due primarily to higher revenues in Men's. NIKE Direct revenues increased 23%, driven by strong digital sales growth of 31%, comparable store sales growth of 9% and the addition of new stores.
Footwear revenues increased 39% on a currency-neutral basis, driven by higher revenues in Men's and the Jordan Brand. Unit sales of footwear increased 37%, while higher ASP per pair contributed approximately 2 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, partially offset by lower NIKE Direct ASP, reflecting higher promotional activity, and a lower mix of full-price sales.

On a currency-neutral basis, apparel revenues increased 14%, driven by higher revenues in Men's. Unit sales of apparel increased 15%, while lower ASP per unit reduced apparel revenues by approximately 1 percentage point. Lower ASP was primarily due to lower NIKE Direct ASP, reflecting higher promotional activity, and a lower mix of full-price sales, partially offset by higher full-price ASP.
Reported EBIT increased 21% primarily due to higher revenues, partially offset by gross margin contraction and higher selling and administrative expense. Gross margin decreased approximately 320 basis points largely driven by lower margin in our NIKE Direct business due to higher promotional activity, higher product costs reflecting input costs and inbound freight and logistics costs, and a lower mix of full-price sales. This was partially offset by higher full-price ASP, net of discounts, driven by strategic pricing actions and product mix. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Operating overhead expense increased primarily due to an increase in wage-related expenses and increased NIKE Direct costs. The increase in demand creation expense reflected higher sports marketing expenses and an increase in digital marketing investments.
FIRST SIX MONTHS OF FISCAL 2023 COMPARED TO FIRST SIX MONTHS OF FISCAL 2022
On a currency-neutral basis, North America revenues for the first six months of fiscal 2023 increased 21%, due primarily to higher revenues in Men's and the Jordan Brand. NIKE Direct revenues increased 18%, driven by strong digital sales growth of 25%, comparable store sales growth of 6% and the addition of new stores.
Footwear revenues increased 27% on a currency-neutral basis, largely driven by higher revenues in Men's and the Jordan Brand. Unit sales of footwear increased 22%, while higher ASP per pair contributed approximately 5 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, partially offset by lower NIKE Direct ASP, reflecting higher promotional activity.
On a currency-neutral basis, apparel revenues increased 10%, driven primarily by higher revenues in Men's. Unit sales of apparel increased 10%, while ASP per unit remained flat, as higher full-price ASP was offset by lower NIKE Direct ASP, reflecting higher promotional activity.
Reported EBIT increased 8% primarily due to higher revenues, partially offset by gross margin contraction and higher selling and administrative expense. Gross margin decreased approximately 390 basis points primarily due to higher product costs, reflecting higher input costs and increased inbound freight and logistics costs, lower margins in our NIKE Direct business due to higher promotional activity, a lower mix of full-price sales and higher other costs, in part due to inventory obsolescence. This was partially offset by higher full-price ASP, net of discounts, largely due to product mix and strategic pricing actions. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Operating overhead expense increased primarily as a result of higher wage-related costs, lower bad debt recoveries and increased NIKE Direct costs. The increase in demand creation expense reflected higher sports marketing expenses and an increase in digital marketing investments, partially offset by lower advertising and marketing expense.
EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$2,063	$1,806	14%	37%	$4,075	$3,789	8%	27%
Apparel	1,281	1,202	7%	28%	2,434	2,361	3%	22%
Equipment	145	134	8%	30%	313	299	5%	23%
TOTAL REVENUES	$3,489	$3,142	11%	33%	$6,822	$6,449	6%	25%
Revenues by:
Sales to Wholesale Customers	$2,242	$2,112	6%	28%	$4,445	$4,336	3%	21%
Sales through NIKE Direct	1,247	1,030	21%	44%	2,377	2,113	12%	32%
TOTAL REVENUES	$3,489	$3,142	11%	33%	$6,822	$6,449	6%	25%
EARNINGS BEFORE INTEREST AND TAXES	$990	$806	23%		$1,965	$1,681	17%
SECOND QUARTER OF FISCAL 2023 COMPARED TO SECOND QUARTER OF FISCAL 2022
On a currency-neutral basis, EMEA revenues for the second quarter of fiscal 2023 increased 33%, primarily driven by growth in Men's. NIKE Direct revenues increased 44%, driven by strong digital sales growth of 62% and comparable store sales growth of 24%, partially offset by store closures.

Currency-neutral footwear revenues increased 37%, driven by higher revenues in Men's, the Jordan Brand and Women's. Unit sales of footwear increased 18%, while higher ASP per pair contributed approximately 19 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, as well as the favorable impact of growth in our NIKE Direct business.
Currency-neutral apparel revenues increased 28% due primarily to higher revenues in Men's. Unit sales of apparel increased 11%, while higher ASP per unit contributed approximately 17 percentage points of apparel revenue growth, primarily due to higher full-price ASP.
Reported EBIT increased 23% primarily due to higher revenues and lower selling and administrative expenses, partially offset by gross margin contraction. Gross margin decreased approximately 70 basis points primarily due to higher product costs reflecting input costs and increased inbound freight and logistics costs, higher other costs including inventory obsolescence, lower margins in our NIKE Direct business reflecting higher promotional activity and lower mix of full-price sales. This activity was partially offset by higher full-price ASP, net of discounts, in part due to strategic pricing actions, and higher off-price margin. Selling and administrative expense decreased due to lower demand creation and operating overhead expense. Lower demand creation expense was driven by favorable changes in foreign currency exchange rates and lower sports marketing expenses, partially offset by higher advertising and marketing expenses. Operating overhead expense decreased primarily due to favorable changes in foreign currency exchange rates, partially offset by increased wage-related expenses, increased travel and related expense and lower bad debt recoveries.
FIRST SIX MONTHS OF FISCAL 2023 COMPARED TO FIRST SIX MONTHS OF FISCAL 2022
On a currency-neutral basis, EMEA revenues for the first six months of fiscal 2023 increased 25%, due primarily to higher revenues in Men’s. NIKE Direct revenues increased 32% primarily due to strong digital sales growth of 55% as well as comparable store sales growth of 12%, partially offset by store closures.
Currency-neutral footwear revenues increased 27%, driven by higher revenues led by Men's and the Jordan Brand. Unit sales of footwear increased 9%, while higher ASP per pair contributed approximately 18 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price and NIKE Direct ASPs, as well as the favorable impact of growth in our NIKE Direct business.
Currency-neutral apparel revenues increased 22% due primarily to higher revenues in Men's. Unit sales of apparel increased 9%, while higher ASP per unit contributed approximately 13 percentage points of apparel revenue growth, primarily due to higher full-price ASP, partially offset by lower NIKE Direct ASP.
Reported EBIT increased 17% due to higher revenues and gross margin expansion as well as lower selling and administrative expense. Gross margin increased approximately 160 basis points primarily due to higher full-price ASP, net of discounts, in part due to strategic pricing actions and higher off-price margin. This activity was partially offset by higher product costs reflecting increased inbound freight and logistics costs and higher other costs including inventory obsolescence. Selling and administrative expense decreased due to lower operating overhead expense, partially offset by higher demand creation expense. Operating overhead expense decreased primarily due to favorable changes in foreign currency exchange rates, partially offset by increased wage-related expenses, increased travel and related expense and lower bad debt recoveries. Higher demand creation expense was primarily due to higher advertising and marketing expense, partially offset by favorable changes in foreign currency exchange rates.

GREATER CHINA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,370	$1,235	11%	21%	$2,603	$2,684	-3%	4%
Apparel	393	564	-30%	-24%	767	1,040	-26%	-21%
Equipment	25	45	-44%	-39%	74	102	-27%	-23%
TOTAL REVENUES	$1,788	$1,844	-3%	6%	$3,444	$3,826	-10%	-4%
Revenues by:
Sales to Wholesale Customers	$897	$896	0%	8%	$1,736	$2,010	-14%	-8%
Sales through NIKE Direct	891	948	-6%	4%	1,708	1,816	-6%	1%
TOTAL REVENUES	$1,788	$1,844	-3%	6%	$3,444	$3,826	-10%	-4%
EARNINGS BEFORE INTEREST AND TAXES	$511	$569	-10%		$1,052	$1,270	-17%
SECOND QUARTER OF FISCAL 2023 COMPARED TO SECOND QUARTER OF FISCAL 2022
On a currency-neutral basis, Greater China revenues for the second quarter of fiscal 2023 increased 6%.The increase in revenues was primarily due to higher revenues in the Jordan Brand. NIKE Direct revenues increased 4% due to digital sales growth of 9% and the addition of new stores, partially offset by comparable store sales declines of 4%, in part due to reduced physical traffic as a result of COVID-19 related disruptions.
Currency-neutral footwear revenues increased 21%, driven primarily by higher revenues in the Jordan Brand and Men's. Unit sales of footwear increased 15%, while higher ASP per pair contributed approximately 6 percentage points of footwear revenue growth, driven by higher full-price and NIKE Direct ASPs, as well as a higher mix of full-price sales.
Currency-neutral apparel revenues decreased 24%, due primarily to lower revenues in Men's and the Jordan Brand. Unit sales of apparel decreased 28%, while higher ASP per unit contributed approximately 4 percentage points of apparel revenue growth, primarily due to higher full-price ASP and a higher mix of full-price sales, partially offset by lower NIKE Direct and off-price ASPs.
Reported EBIT decreased 10% as lower revenues and gross margin contraction more than offset lower selling and administrative expense. Gross margin decreased approximately 110 basis points, primarily due to higher product costs reflecting product mix and higher input costs, lower margins in our NIKE Direct business, partially offset by higher full-price ASP, net of discounts, favorable changes in standard foreign currency exchange rates and a higher mix of full-price sales. Selling and administrative expense decreased due to lower demand creation and operating overhead expense. The decrease in demand creation expense was primarily due to lower retail brand presentation expense, favorable changes in foreign currency exchange rates and lower investments in digital marketing, partially offset by higher advertising and marketing expense. Operating overhead expense decreased primarily due to favorable changes in foreign currency exchange rates, partially offset by higher wage-related expenses and other administrative costs.
FIRST SIX MONTHS OF FISCAL 2023 COMPARED TO FIRST SIX MONTHS OF FISCAL 2022
On a currency-neutral basis, Greater China revenues for the first six months of fiscal 2023 decreased 4%, reflecting impacts from COVID-19 related disruptions. The decrease in revenues was primarily due to lower revenues in Men’s and Women's, partially offset by growth in the Jordan Brand. NIKE Direct revenues increased 1% due to the addition of new stores and a 3% increase in digital sales. This increase was partially offset by comparable store sales declines of 4% in part due to lower physical retail traffic as a result of COVID-19 related disruptions.
Currency-neutral footwear revenues increased 4%, driven primarily by higher revenues in the Jordan Brand. Unit sales of footwear increased 1%, while higher ASP per pair contributed approximately 3 percentage points of footwear revenue growth, primarily due to higher NIKE Direct and full-price ASPs and a higher mix of full-price sales, partially offset by lower off-price ASP.
Currency-neutral apparel revenues decreased 21%, due primarily to lower revenues in Men's. Unit sales of apparel decreased 16%, while lower ASP per unit reduced apparel revenues by approximately 5 percentage points, primarily due to lower NIKE Direct and off-price ASPs.
Reported EBIT decreased 17% due to lower revenues and gross margin contraction, partially offset by lower selling and administrative expense. Gross margin decreased approximately 80 basis points, primarily due to higher product costs reflecting product mix and higher input costs and lower margins in our NIKE Direct business. This activity was partially offset by higher full-price ASP, net of discounts and favorable changes in standard foreign currency exchange rates. Selling and administrative expense decreased due to lower demand creation expense, partially offset by higher operating overhead expense. The decrease in demand creation expense was primarily due to lower retail brand presentation costs, lower investments in digital marketing and favorable changes in foreign currency exchange rates, partially offset by higher advertising and marketing expense. Operating overhead expense increased largely due to higher wage-related expenses and other administrative costs, partially offset by favorable changes in foreign currency exchange rates.
ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,108	$887	25%	40%	$2,172	$1,909	14%	27%
Apparel	435	402	8%	24%	848	787	8%	22%
Equipment	56	58	-3%	8%	114	116	-2%	10%
TOTAL REVENUES	$1,599	$1,347	19%	34%	$3,134	$2,812	11%	25%
Revenues by:
Sales to Wholesale Customers	$965	$784	23%	37%	$1,879	$1,711	10%	21%
Sales through NIKE Direct	634	563	13%	30%	1,255	1,101	14%	30%
TOTAL REVENUES	$1,599	$1,347	19%	34%	$3,134	$2,812	11%	25%
EARNINGS BEFORE INTEREST AND TAXES	$485	$388	25%		$985	$869	13%
As discussed previously, our NIKE Brand business in Brazil transitioned to a distributor operating model during fiscal 2021. We completed the sale of our entity in Chile and our entities in Argentina and Uruguay to third-party distributors in the first and second quarters of fiscal 2023, respectively, and the impacts from closing these transactions are included within Corporate and are not reflected in the APLA operating segment results. This completes the transition of our NIKE Brand businesses in these markets to a distributor operating model. Our CASA marketplace now reflects a full distributor operating model. For more information see Note 13 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
SECOND QUARTER OF FISCAL 2023 COMPARED TO SECOND QUARTER OF FISCAL 2022
On a currency-neutral basis, APLA revenues increased 34% for the second quarter of fiscal 2023. The increase was due to higher revenues across nearly all territories, led by Japan, Korea and Southeast Asia & India, which increased 42%, 37% and 61%, respectively. The transition of our Chile, Argentina and Uruguay entities to a third-party distributor operating model reduced APLA revenue growth by approximately 7 percentage points. Revenues increased primarily due to growth in Men's, Women's and the Jordan Brand. NIKE Direct revenues increased 30%, primarily due to digital sales growth of 35% and comparable store sales growth of 33% in part due to improved physical retail traffic, partially offset by stores included in the sale of our Chile, Argentina and Uruguay entities.
Currency-neutral footwear revenues increased 40%, due primarily to higher revenues in Men's, Women's and the Jordan Brand. Unit sales of footwear increased 38%, while higher ASP per pair contributed approximately 2 percentage points of footwear revenue growth. Higher ASP per pair was largely driven by higher full-price ASP.
Currency-neutral apparel revenues increased 24%, due primarily to higher revenues in Men's, Women's and the Jordan Brand. Unit sales of apparel increased 22%, while higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth, driven by higher full-price ASP, partially offset by lower NIKE Direct ASP.
Reported EBIT increased 25% for the second quarter of fiscal 2023, as higher revenues and lower selling and administrative expense more than offset gross margin contraction. Gross margin decreased approximately 190 basis points due to higher product costs reflecting increased inbound freight and logistics costs. This was partially offset by higher full-price ASP, net of discounts, in part due to strategic pricing actions, lower other costs including warehousing and favorable changes in standard foreign currency exchange rates. Selling and administrative expense decreased due to lower demand creation expense, partially offset by higher operating overhead expense. The decrease in demand creation expense was primarily due to favorable changes in foreign currency exchange rates and lower investments in digital marketing, partially offset by higher advertising and marketing expense. Operating overhead expense increased largely due to higher wage-related costs and higher professional services expenses, partially offset by favorable changes in foreign currency exchange rates.

FIRST SIX MONTHS OF FISCAL 2023 COMPARED TO FIRST SIX MONTHS OF FISCAL 2022
On a currency-neutral basis, APLA revenues increased 25% for the first six months of fiscal 2023. The increase was due to higher revenues across nearly all territories, led by Korea, Southeast Asia & India, Japan and Pacific, which increased 30%, 63%, 18% and 39%, respectively. Additionally, the transition of our Chile, Argentina and Uruguay entities to a third-party distributor operating model reduced APLA growth by approximately 4 percentage points. Revenues increased primarily due to higher revenues in Men’s, Women's and the Jordan Brand. NIKE Direct revenues increased 30%, primarily due to digital sales growth of 32%, comparable store sales growth of 28%, in part due to improved physical retail traffic, and the addition of new stores.
Currency-neutral footwear revenues increased 27%, due primarily to higher revenues in Men's, Women's and the Jordan Brand. Unit sales of footwear increased 18%, while higher ASP per pair contributed approximately 9 percentage points of footwear revenue growth. Higher ASP per pair was driven by higher full-price and NIKE Direct ASPs, as well as the favorable impact of growth in our NIKE Direct business.
Currency-neutral apparel revenues increased 22%, due primarily to higher revenues in Men's. Unit sales of apparel increased 20%, while higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth, driven by higher full-price ASP, partially offset by lower NIKE Direct ASP.
Reported EBIT increased 13% for the first six months of fiscal 2023 as a result of higher revenues, partially offset higher selling and administrative expense as well as gross margin contraction. Gross margin decreased approximately 50 basis points primarily due to higher product costs, reflecting inbound freight and logistics costs, partially offset by higher full-price ASP, net of discounts, in part due to strategic pricing actions, and favorable changes in standard foreign currency exchange rates. Selling and administrative expense increased due to higher operating overhead expense, partially offset by lower demand creation expense. The increase in operating overhead expense was primarily due to higher wage-related expenses and professional services costs, partially offset by favorable changes in foreign currency exchange rates. Demand creation expense decreased primarily due to favorable changes in foreign currency exchange rates and lower investments in digital marketing, partially offset by higher sports marketing expenses.
GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$18	$6	200%	200%	$32	$13	146%	149%
Earnings (Loss) Before Interest and Taxes	$(1,226)	$(1,071)	-14%		$(2,413)	$(2,058)	-17%
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
SECOND QUARTER OF FISCAL 2023 COMPARED TO SECOND QUARTER OF FISCAL 2022
Global Brand Divisions' loss before interest and taxes increased 14% for the second quarter of fiscal 2023 driven primarily by higher operating overhead and demand creation expense. Higher operating overhead expense was primarily due to an increase in wage-related costs. Higher demand creation expense was primarily due to higher advertising and marketing expense and increased sports marketing expenses.
FIRST SIX MONTHS OF FISCAL 2023 COMPARED TO FIRST SIX MONTHS OF FISCAL 2022
Global Brand Divisions' loss before interest and taxes increased 17% for the first six months of fiscal 2023 driven by higher operating overhead and higher demand creation expense. The increase in operating overhead expense was primarily due to higher wage-related costs and strategic technology investments. The increase in demand creation expense reflected higher sports marketing expenses and an increase in digital marketing investments.

CONVERSE

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2022	2021	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$517	$485	7%	14%	$1,093	$1,052	4%	11%
Apparel	21	34	-38%	-33%	42	58	-28%	-23%
Equipment	6	5	20%	19%	14	14	0%	8%
Other(1)	42	33	27%	27%	80	62	29%	29%
TOTAL REVENUES	$586	$557	5%	12%	$1,229	$1,186	4%	10%
Revenues by:
Sales to Wholesale Customers	$304	$303	0%	10%	$647	$672	-4%	4%
Sales through Direct to Consumer	240	221	9%	14%	502	452	11%	15%
Other(1)	42	33	27%	27%	80	62	29%	29%
TOTAL REVENUES	$586	$557	5%	12%	$1,229	$1,186	4%	10%
EARNINGS BEFORE INTEREST AND TAXES	$153	$132	16%		$362	$336	8%
(1)Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.
SECOND QUARTER OF FISCAL 2023 COMPARED TO SECOND QUARTER OF FISCAL 2022
On a currency-neutral basis, Converse revenues increased 12% for the second quarter of fiscal 2023 as revenue growth in North America, licensee markets and Western Europe was partially offset by declines in Asia. Direct to consumer revenues increased 14%, driven by strong digital sales growth in North America. Combined unit sales within the wholesale and direct to consumer channels increased 6%, primarily driven by growth in North America wholesale, while ASP increased 5%, driven by growth in direct to consumer.
Reported EBIT increased 16%, driven by gross margin expansion and higher revenues, partially offset by higher selling and administrative expense. Gross margin increased approximately 300 basis points, driven by higher margins in direct to consumer, lower product and other costs and growth in licensee revenues. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Demand creation expense increased as a result of increased marketing and advertising costs. Operating overhead expense increased as a result of higher wage-related expenses.
FIRST SIX MONTHS OF FISCAL 2023 COMPARED TO FIRST SIX MONTHS OF FISCAL 2022
On a currency-neutral basis, Converse revenues increased 10% for the first six months of fiscal 2023 as revenue growth in North America, Western Europe and licensee markets was partially offset by declines in Asia. Direct to consumer revenues increased 15%, driven by strong digital sales growth in North America. Combined unit sales within the wholesale and direct to consumer channels were flat, while ASP increased 9%, driven by growth in direct to consumer.

Reported EBIT increased 8%, driven by gross margin expansion and higher revenues, partially offset by higher selling and administrative expense. Gross margin increased approximately 260 basis points driven by higher ASP, net of discounts, higher margins in direct to consumer, higher mix of full-price sales and growth in licensee revenues. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Operating overhead expense increased as a result of higher professional services costs, higher wage-related expenses and lower bad debt recoveries. Demand creation expense increased due to higher marketing and advertising costs, partially offset by lower retail brand presentation costs.

CORPORATE

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2022	2021	% CHANGE	2022	2021	% CHANGE
Revenues	$5	$(16)	—	$1	$(37)	—
Earnings (Loss) Before Interest and Taxes	$(744)	$(503)	-48%	$(1,318)	$(1,048)	-26%
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
SECOND QUARTER OF FISCAL 2023 COMPARED TO SECOND QUARTER OF FISCAL 2022
Corporate's loss before interest and taxes increased $241 million for the second quarter of fiscal 2023, primarily due to the following:
•an unfavorable change of $149 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin;
•an unfavorable change of $149 million primarily related to the loss recognized upon the sale of our entities in Argentina and Uruguay to a third-party distributor; these results are reported as a component of consolidated Other (income) expense, net;
•a favorable change in net foreign currency gains and losses of $141 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and
•an unfavorable change of $84 million primarily related to increased wage-related expenses, reported as a component of consolidated Operating overhead expense.
FIRST SIX MONTHS OF FISCAL 2023 COMPARED TO FIRST SIX MONTHS OF FISCAL 2022
Corporate's loss before interest and taxes increased $270 million for the first six months of fiscal 2023, primarily due to the following:
•an unfavorable change of $289 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin;
•a favorable change in net foreign currency gains and losses of $208 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net;
•an unfavorable change of $106 million primarily related to the loss recognized upon the completion of the sale of our entities in Argentina and Uruguay to a third-party distributor, partially offset by settlements of legal matters, reported as a component of consolidated Other (income) expense, net; and
•an unfavorable change of $83 million primarily related to increased wage and other professional service related expenses, reported as a component of consolidated Operating overhead expense.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the three and six months ended November 30, 2022, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K.
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

TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $1.1 billion and $2.0 billion for the three and six months ended November 30, 2022, respectively, and a benefit of approximately $63 million and $445 million for the three and six months ended November 30, 2021, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $316 million and $569 million for the three and six months ended November 30, 2022, respectively, and a benefit of approximately $12 million and $129 million for the three and six months ended November 30, 2021, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Turkey subsidiary within our EMEA operating segment is operating in a hyper-inflationary markets. As a result, beginning in the first quarter of fiscal 2023, the functional currency of our Turkey subsidiary, changed from the local currency to the U.S. Dollar. As of and for the three and six months ended November 30, 2022, this change did not have a material impact on our results of operations or financial condition, and we do not anticipate it will have a material impact in future periods based on current rates.
Prior to the completion of the sale of our Argentina entity within our APLA operating segment during the second quarter of fiscal 2023, Management concluded this subsidiary was operating in a hyper-inflationary market. As a result, beginning in the second quarter of fiscal 2019, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. Dollar. As of and for the three and six months ended November 30, 2022, this change did not have a material impact on our results of operations or financial condition.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $174 million and $361 million on our Income before income taxes for the three and six months ended November 30, 2022.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $1,358 million for the first six months of fiscal 2023, compared to $3,868 million for the first six months of fiscal 2022. Net income, adjusted for non-cash items, generated $3,367 million of operating cash inflow for the first six months of fiscal 2023, compared to $3,704 million for the first six months of fiscal 2022. The net change in working capital and other assets and liabilities resulted in a decrease to Cash provided (used) by operations of $2,009 million for the first six months of fiscal 2023 compared to an increase of $164 million for the first six months of fiscal 2022. The net change in working capital compared to the prior year was driven by higher Accounts Receivable of $1,421 million and Inventories of $1,216 million. Higher Accounts Receivable primarily resulted from an increase in sales to wholesale customers and the timing of when those sales were recognized compared to the prior year. Increased Inventories was the result of higher units, mix and input costs in the first six months of fiscal 2023 compared to a lower supply of available inventory to meet consumer demand in the first six months of fiscal 2022 as a result of supply chain constraints.
Cash provided (used) by investing activities was an outflow of $23 million for the first six months of fiscal 2023, compared to $1,105 million for the first six months of fiscal 2022, primarily driven by the net change in short-term investments. For the first six months of fiscal 2023, the net change in short-term investments (including sales, maturities and purchases) resulted in a cash inflow of $423 million compared to a cash outflow of $776 million for the first six months of fiscal 2022.

Cash provided (used) by financing activities was an outflow of $3,321 million for the first six months of fiscal 2023 compared to $1,846 million for the first six months of fiscal 2022. The increased outflow in the first six months of fiscal 2023 was driven by higher share repurchases of $2,550 million for the first six months of fiscal 2023 compared to $1,723 million in the first six months of fiscal 2022, as well as lower proceeds from stock option exercises, which resulted in a cash inflow of $260 million in the first six months of fiscal 2023 compared to $846 million in the first six months of fiscal 2022.
During the first six months of fiscal 2023, we repurchased a total of 25.5 million shares of NIKE's Class B Common Stock for $2.6 billion (an average price of $101.96 per share). In August 2022, we terminated the previous four-year, $15 billion share repurchase program approved by the Board of Directors in June 2018. Under this program, we repurchased 6.5 million shares for a total approximate cost of $710.0 million (an average price of $109.85 per share) during the first quarter of fiscal 2023 and 83.8 million shares for a total approximate cost of $9.4 billion (an average price of $111.82 per share) during the term of the program. Upon termination of the four-year, $15 billion program, we began purchasing shares under the new four-year, $18 billion share repurchase plan authorized by the Board of Directors in June 2022. As of November 30, 2022, we had repurchased 19.0 million shares at a cost of approximately $1.9 billion (an average price of $99.28 per share) under this new program. We continue to expect funding of share repurchases will come from operating cash flows and excess cash. The timing and the amount of share repurchases will be dictated by our capital needs and stock market conditions.
CAPITAL RESOURCES
On July 21, 2022, we filed a shelf registration statement (the “Shelf”) with the U.S. Securities and Exchange Commission (SEC) which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 21, 2025.
As of November 30, 2022, our committed credit facilities were unchanged from the information previously reported on Form 10-K for the fiscal year ended May 31, 2022. We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes. As of November 30, 2022, we were in full compliance with the covenants under our facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future. As of November 30, 2022 and May 31, 2022, no amounts were outstanding under our committed credit facilities.
Liquidity was also provided by our $3 billion commercial paper program. As of and for the three months ended November 30, 2022, we did not have any borrowings outstanding under our $3 billion program. We may issue commercial paper or other debt securities depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
To date, in fiscal 2023, we have not experienced difficulty accessing the credit markets; however, future volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of November 30, 2022, we had cash, cash equivalents and short-term investments totaling $10.6 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of November 30, 2022, the weighted average days to maturity of our cash equivalents and short-term investments portfolio was 117 days.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of November 30, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2022.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2022, the Board of Directors approved a four-year, $18 billion share repurchase program. As of November 30, 2022, the Company had repurchased 19.0 million shares at an average price of $99.28 per share for a total approximate cost of $1.9 billion under the program.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended November 30, 2022:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN OR PROGRAM (IN MILLIONS)
September 1 - September 30, 2022	3,280,909	$102.26	$17,383
October 1 - October 31, 2022	5,602,879	$89.77	$16,880
November 1 - November 30, 2022	7,631,068	$100.65	$16,112
	16,514,856	$97.28

ITEM 6. EXHIBITS
(a) EXHIBITS:

3.	Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 19, 2020).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
10.1	NIKE, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 14, 2022).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
† Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC. an Oregon Corporation
By:	/s/ MATTHEW FRIEND Matthew Friend Chief Financial Officer and Authorized Officer
Date:	January 5, 2023