Form 10-Q
period 2023-02-28
NIKE, Inc.
filed 2023-04-06
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2023

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of March 30, 2023, the number of shares of the Registrant's Common Stock outstanding were:
Class A	304,897,252
Class B	1,232,091,564
1,536,988,816

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(In millions, except per share data)	2023	2022	2023	2022
Revenues	$12,390	$10,871	$38,392	$34,476
Cost of sales	7,019	5,804	21,695	18,500
Gross profit	5,371	5,067	16,697	15,976
Demand creation expense	923	854	2,968	2,789
Operating overhead expense	3,036	2,584	9,035	7,980
Total selling and administrative expense	3,959	3,438	12,003	10,769
Interest expense (income), net	(7)	53	22	165
Other (income) expense, net	(58)	(94)	(283)	(235)
Income before income taxes	1,477	1,670	4,955	5,277
Income tax expense	237	274	916	670
NET INCOME	$1,240	$1,396	$4,039	$4,607
Earnings per common share:
Basic	$0.80	$0.88	$2.59	$2.91
Diluted	$0.79	$0.87	$2.57	$2.85
Weighted average common shares outstanding:
Basic	1,543.8	1,579.0	1,556.7	1,581.1
Diluted	1,564.8	1,610.7	1,574.4	1,615.8
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	2023	2022
Net income	$1,240	$1,396	$4,039	$4,607
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	153	(6)	281	(289)
Change in net gains (losses) on cash flow hedges	(433)	(29)	(279)	775
Change in net gains (losses) on other	23	(11)	(18)	(7)
Total other comprehensive income (loss), net of tax	(257)	(46)	(16)	479
TOTAL COMPREHENSIVE INCOME	$983	$1,350	$4,023	$5,086
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	FEBRUARY 28,	MAY 31,
(In millions)	2023	2022
ASSETS
Current assets:
Cash and equivalents	$6,955	$8,574
Short-term investments	3,847	4,423
Accounts receivable, net	4,513	4,667
Inventories	8,905	8,420
Prepaid expenses and other current assets	1,815	2,129
Total current assets	26,035	28,213
Property, plant and equipment, net	4,939	4,791
Operating lease right-of-use assets, net	2,834	2,926
Identifiable intangible assets, net	277	286
Goodwill	281	284
Deferred income taxes and other assets	3,928	3,821
TOTAL ASSETS	$38,294	$40,321
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$500	$500
Notes payable	14	10
Accounts payable	2,675	3,358
Current portion of operating lease liabilities	435	420
Accrued liabilities	5,594	6,220
Income taxes payable	330	222
Total current liabilities	9,548	10,730
Long-term debt	8,925	8,920
Operating lease liabilities	2,692	2,777
Deferred income taxes and other liabilities	2,598	2,613
Commitments and contingencies (Note 13)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 305 and 305 shares outstanding	—	—
Class B — 1,235 and 1,266 shares outstanding	3	3
Capital in excess of stated value	12,074	11,484
Accumulated other comprehensive income (loss)	302	318
Retained earnings	2,152	3,476
Total shareholders' equity	14,531	15,281
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$38,294	$40,321
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022
Cash provided (used) by operations:
Net income	$4,039	$4,607
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	516	538
Deferred income taxes	(216)	(234)
Stock-based compensation	556	467
Amortization, impairment and other	107	6
Net foreign currency adjustments	(197)	3
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	109	466
(Increase) decrease in inventories	(527)	(872)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(273)	(639)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(526)	(305)
Cash provided (used) by operations	3,588	4,037
Cash provided (used) by investing activities:
Purchases of short-term investments	(4,844)	(9,229)
Maturities of short-term investments	2,470	5,152
Sales of short-term investments	3,149	2,921
Additions to property, plant and equipment	(700)	(516)
Other investing activities	62	(39)
Cash provided (used) by investing activities	137	(1,711)
Cash provided (used) by financing activities:
Increase (decrease) in notes payable	4	4
Proceeds from exercise of stock options and other stock issuances	413	959
Repurchase of common stock	(4,101)	(2,923)
Dividends — common and preferred	(1,488)	(1,356)
Other financing activities	(94)	(140)
Cash provided (used) by financing activities	(5,266)	(3,456)
Effect of exchange rate changes on cash and equivalents	(78)	(55)
Net increase (decrease) in cash and equivalents	(1,619)	(1,185)
Cash and equivalents, beginning of period	8,574	9,889
CASH AND EQUIVALENTS, END OF PERIOD	$6,955	$8,704
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$145	$126
Dividends declared and not paid	527	488
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at November 30, 2022	305	$—	1,245	$3	$11,851	$559	$2,859	$15,272
Stock options exercised			3		153			153
Repurchase of Class B Common Stock			(13)		(99)		(1,420)	(1,519)
Dividends on common stock ($0.340 per share)							(527)	(527)
Issuance of shares to employees, net of shares withheld for employee taxes					(23)		—	(23)
Stock-based compensation					192			192
Net income							1,240	1,240
Other comprehensive income (loss)						(257)		(257)
Balance at February 28, 2023	305	$—	1,235	$3	$12,074	$302	$2,152	$14,531

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at November 30, 2021	305	$—	1,278	$3	$10,990	$145	$3,786	$14,924
Stock options exercised			1		112			112
Repurchase of Class B Common Stock			(8)		(57)		(1,165)	(1,222)
Dividends on common stock ($0.305 per share)							(488)	(488)
Issuance of shares to employees, net of shares withheld for employee taxes					(20)		(8)	(28)
Stock-based compensation					161			161
Net income							1,396	1,396
Other comprehensive income (loss)						(46)		(46)
Balance at February 28, 2022	305	$—	1,271	$3	$11,186	$99	$3,521	$14,809

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2022	305	$—	1,266	$3	$11,484	$318	$3,476	$15,281
Stock options exercised			6		302			302
Repurchase of Class B Common Stock			(39)		(288)		(3,829)	(4,117)
Dividends on common stock ($0.985 per share) and preferred stock ($0.10 per share)							(1,535)	(1,535)
Issuance of shares to employees, net of shares withheld for employee taxes			2		20		1	21
Stock-based compensation					556			556
Net income							4,039	4,039
Other comprehensive income (loss)						(16)		(16)
Balance at February 28, 2023	305	$—	1,235	$3	$12,074	$302	$2,152	$14,531

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2021	305	$—	1,273	$3	$9,965	$(380)	$3,179	$12,767
Stock options exercised			14		837			837
Repurchase of Class B Common Stock			(19)		(126)		(2,806)	(2,932)
Dividends on common stock ($0.885 per share) and preferred stock ($0.10 per share)							(1,406)	(1,406)
Issuance of shares to employees, net of shares withheld for employee taxes			3		43		(53)	(10)
Stock-based compensation					467			467
Net income							4,607	4,607
Other comprehensive income (loss)						479		479
Balance at February 28, 2022	305	$—	1,271	$3	$11,186	$99	$3,521	$14,809
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company” or “NIKE”) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2022, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2022. The results of operations for the three and nine months ended February 28, 2023, are not necessarily indicative of results to be expected for the entire fiscal year.
The uncertain state of the global economy or worsening macroeconomic conditions could affect the Company’s business, including, among other things, potential impacts of inflation and rising interest rates on consumer behavior, higher inventory levels in various markets, higher inventory obsolescence reserves, higher promotional activity, reduced demand for product, reduced orders from wholesale customers for products and order cancellations. There could also be new or prolonged COVID-19 related restrictions or disruptions. Any of these factors, among others, could have material adverse impacts on the Company’s revenue growth as well as overall profitability in future periods.
RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which enhances transparency surrounding the use of supplier finance programs. The new guidance requires qualitative and quantitative disclosure sufficient to enable users of the financial statements to understand the nature, activity during the period, changes from period to period and potential magnitude of such programs. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

NOTE 2 — INVENTORIES
Inventory balances of $8,905 million and $8,420 million at February 28, 2023 and May 31, 2022, respectively, were substantially all finished goods.

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	FEBRUARY 28,	MAY 31,
(Dollars in millions)	2023	2022
Compensation and benefits, excluding taxes	$1,445	$1,297
Sales-related reserves	1,067	1,015
Dividends payable	531	485
Endorsement compensation	498	496
Allowance for expected loss on sale(1)	—	397
Other	2,053	2,530
TOTAL ACCRUED LIABILITIES	$5,594	$6,220
(1) Refer to Note 14 — Acquisitions and Divestitures for additional information.

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
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of February 28, 2023 and May 31, 2022, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	FEBRUARY 28, 2023
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,105	$1,105	$—
Level 1:
U.S. Treasury securities	3,185	1	3,184
Level 2:
Commercial paper and bonds	583	8	575
Money market funds	5,114	5,114	—
Time deposits	781	727	54
U.S. Agency securities	34	—	34
Total Level 2	6,512	5,849	663
TOTAL	$10,802	$6,955	$3,847

	MAY 31, 2022
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$839	$839	$—
Level 1:
U.S. Treasury securities	3,801	8	3,793
Level 2:
Commercial paper and bonds	660	37	623
Money market funds	6,458	6,458	—
Time deposits	1,237	1,232	5
U.S. Agency securities	2	—	2
Total Level 2	8,357	7,727	630
TOTAL	$12,997	$8,574	$4,423
As of February 28, 2023, the Company held $3,089 million of available-for-sale debt securities with maturity dates within one year and $758 million with maturity dates greater than one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $83 million and $22 million for the three months ended February 28, 2023 and 2022, respectively, and $196 million and $57 million for the nine months ended February 28, 2023 and 2022, respectively.

The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	FEBRUARY 28, 2023
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$651	$551	$100	$176	$112	$64
Embedded derivatives	5	5	—	2	2	—
TOTAL	$656	$556	$100	$178	$114	$64
(1)If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $175 million as of February 28, 2023. As of that date, the Company received $100 million of cash collateral from counterparties related to foreign exchange derivative instruments. No amount of collateral was posted on the derivative liability balance as of February 28, 2023.

	MAY 31, 2022
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$875	$669	$206	$76	$65	$11
Embedded derivatives	5	5	—	1	1	—
TOTAL	$880	$674	$206	$77	$66	$11
(1)If the foreign exchange derivative instruments had been netted on the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $76 million as of May 31, 2022. As of that date, the Company received $486 million of cash collateral from counterparties related to foreign exchange derivative instruments. No amount of collateral was posted on the derivative liability balance as of May 31, 2022
For additional information related to the Company's derivative financial instruments and credit risk, refer to Note 9 — Risk Management and Derivatives.
The carrying amounts of other current financial assets and other current financial liabilities approximate fair value.
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt, including the current portion, was approximately $8,241 million at February 28, 2023 and $8,933 million at May 31, 2022.
For fair value information regarding Notes payable, refer to Note 5 — Short-term Borrowings and Credit Lines..

NOTE 5 — SHORT-TERM BORROWINGS AND CREDIT LINES
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.
As of February 28, 2023 and May 31, 2022, the Company had no borrowings outstanding under its $3 billion commercial paper program.
On March 10, 2023, subsequent to the end of the third quarter of fiscal 2023, the Company entered into a 364-day committed credit facility agreement with a syndicate of banks, which provides for up to $1 billion of borrowings, with an option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 8, 2024, with an option to extend the maturity date an additional 364 days. This facility replaces the prior $1 billion 364-day credit facility agreement entered into on March 11, 2022, which matured on March 10, 2023. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing Term Secured Overnight Financing Rate (Term SOFR) for the applicable interest period plus 0.60%. The facility fee is 0.02% of the total undrawn commitment. As of April 6, 2023, no amounts were outstanding under this committed credit facility.

There have been no other changes to the credit lines reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

NOTE 6 — INCOME TAXES
The effective tax rate was 18.5% and 12.7% for the nine months ended February 28, 2023 and 2022, respectively. The increase in the Company's effective tax rate was primarily due to a less favorable impact from stock-based compensation and a shift in the Company's earnings mix.
As of February 28, 2023, total gross unrecognized tax benefits, excluding related interest and penalties, were $941 million, $657 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2022, total gross unrecognized tax benefits, excluding related interest and penalties, were $848 million. As of February 28, 2023 and May 31, 2022, accrued interest and penalties related to uncertain tax positions were $282 million and $248 million, respectively, (excluding federal benefit) and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
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

NOTE 7 — STOCK-BASED COMPENSATION
STOCK-BASED COMPENSATION
The NIKE, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) provides for the issuance of up to 798 million previously unissued shares of Class B Common Stock in connection with equity awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights and stock awards, including restricted stock and restricted stock units. Restricted stock units include both time-vesting restricted stock units (RSUs) as well as performance-based restricted stock units (PSUs). In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under employee stock purchase plans (ESPPs). Refer to Note 11 — Common Stock and Stock-Based Compensation of the Annual Report on Form 10-K for the fiscal year ended May 31, 2022 for additional information.
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	2023	2022
Stock options(1)	$78	$75	$232	$221
ESPPs	20	15	53	44
Restricted stock and restricted stock units(1)(2)	94	71	271	202
TOTAL STOCK-BASED COMPENSATION EXPENSE	$192	$161	$556	$467
(1)Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is primarily recorded for employees meeting certain retirement eligibility requirements.
(2)Restricted stock units include RSUs and PSUs.
The income tax benefit related to stock-based compensation expense was $22 million and $34 million for the three months ended February 28, 2023 and 2022, respectively, and $44 million and $307 million for the nine months ended February 28, 2023 and 2022, respectively, and reported within Income tax expense.

STOCK OPTIONS
The weighted average fair value per share of stock options granted during the nine months ended February 28, 2023 and 2022, computed as of the grant date using the Black-Scholes pricing model, was $31.31 and $37.53, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	NINE MONTHS ENDED FEBRUARY 28,
	2023	2022
Dividend yield	0.9%	0.8%
Expected volatility	27.1%	24.9%
Weighted average expected life (in years)	5.8	5.8
Risk-free interest rate	3.3%	0.9%
Expected volatilities are based on an analysis of the historical volatility of the Company's common stock, the implied volatility in market-traded options on the Company's common stock with a term greater than one year, as well as other factors. The weighted average expected life of stock options is based on an analysis of historical and expected future exercise patterns. The interest rate is based on the U.S. Treasury (constant maturity) risk-free rate in effect at the date of grant for periods corresponding with the expected term of the stock options.
As of February 28, 2023, the Company had $502 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.6 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
The weighted average fair value per share of restricted stock and RSUs granted for the nine months ended February 28, 2023 and 2022, computed as of the grant date, was $110.27 and $158.94, respectively.
The weighted average fair value per share of PSUs granted for the nine months ended February 28, 2023 and 2022, computed as of the grant date, was $134.71 and $250.52, respectively.
As of February 28, 2023, the Company had $727 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.5 years.

NOTE 8 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share exclude restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an estimated additional 29.5 million and 9.3 million shares of common stock outstanding for the three months ended February 28, 2023 and 2022, respectively, and 31.8 million and 9.4 million shares of common stock outstanding for the nine months ended February 28, 2023 and 2022, respectively, because the awards were assumed to be anti-dilutive.

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(In millions, except per share data)	2023	2022	2023	2022
Net income available to common stockholders	$1,240	$1,396	$4,039	$4,607
Determination of shares:
Weighted average common shares outstanding	1,543.8	1,579.0	1,556.7	1,581.1
Assumed conversion of dilutive stock options and awards	21.0	31.7	17.7	34.7
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,564.8	1,610.7	1,574.4	1,615.8
Earnings per common share:
Basic	$0.80	$0.88	$2.59	$2.91
Diluted	$0.79	$0.87	$2.57	$2.85

NOTE 9 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the nine months ended February 28, 2023, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K. For additional information about the Company's derivatives and hedging policies, refer to Note 1 — Summary of Significant Accounting Policies and Note 14 — Risk Management and Derivatives of the Annual Report on Form 10-K for the fiscal year ended May 31, 2022.
The majority of derivatives outstanding as of February 28, 2023, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Chinese Yuan/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	FEBRUARY 28,	MAY 31,
(Dollars in millions)		2023	2022
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$530	$639
Foreign exchange forwards and options	Deferred income taxes and other assets	100	206
Total derivatives formally designated as hedging instruments		630	845
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	21	30
Embedded derivatives	Prepaid expenses and other current assets	5	5
Total derivatives not designated as hedging instruments		26	35
TOTAL DERIVATIVE ASSETS		$656	$880

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	FEBRUARY 28,	MAY 31,
(Dollars in millions)		2023	2022
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$93	$37
Foreign exchange forwards and options	Deferred income taxes and other liabilities	64	11
Total derivatives formally designated as hedging instruments		157	48
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	19	28
Embedded derivatives	Accrued liabilities	2	1
Total derivatives not designated as hedging instruments		21	29
TOTAL DERIVATIVE LIABILITIES		$178	$77

The following tables present the amounts in the Unaudited Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	THREE MONTHS ENDED FEBRUARY 28,
	2023		2022
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$12,390	$14	$10,871	$(22)
Cost of sales	7,019	182	5,804	17
Demand creation expense	923	(1)	854	—
Other (income) expense, net	(58)	90	(94)	45
Interest expense (income), net	(7)	(2)	53	(2)

	NINE MONTHS ENDED FEBRUARY 28,
	2023		2022
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$38,392	$9	$34,476	$(63)
Cost of sales	21,695	464	18,500	(79)
Demand creation expense	2,968	(4)	2,789	1
Other (income) expense, net	(283)	297	(235)	56
Interest expense (income), net	22	(6)	165	(5)
The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED FEBRUARY 28,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED FEBRUARY 28,
	2023	2022		2023	2022
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$30	$(37)	Revenues	$14	$(22)
Foreign exchange forwards and options	(141)	4	Cost of sales	182	17
Foreign exchange forwards and options	1	—	Demand creation expense	(1)	—
Foreign exchange forwards and options	(65)	31	Other (income) expense, net	90	45
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(2)
TOTAL DESIGNATED CASH FLOW HEDGES	$(175)	$(2)		$283	$38
(1)For the three months ended February 28, 2023 and 2022, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	NINE MONTHS ENDED FEBRUARY 28,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	NINE MONTHS ENDED FEBRUARY 28,
	2023	2022		2023	2022
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$52	$(74)	Revenues	$9	$(63)
Foreign exchange forwards and options	245	522	Cost of sales	464	(79)
Foreign exchange forwards and options	(2)	(3)	Demand creation expense	(4)	1
Foreign exchange forwards and options	181	304	Other (income) expense, net	297	56
Interest rate swaps(2)	—	—	Interest expense (income), net	(6)	(5)
TOTAL DESIGNATED CASH FLOW HEDGES	$476	$749		$760	$(90)
(1)For the nine months ended February 28, 2023 and 2022, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES				LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(12)	$(20)	$32	$12	Other (income) expense, net
Embedded derivatives	(14)	—	20	(9)	Other (income) expense, net
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
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $19.5 billion as of February 28, 2023. Approximately $495 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of February 28, 2023, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of February 28, 2023, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 27 months.

UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the remeasurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $4.7 billion as of February 28, 2023.
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
As of February 28, 2023, the total notional amount of embedded derivatives outstanding was approximately $460 million.
CREDIT RISK
The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could trigger collateral requirements. As of February 28, 2023, the Company was in compliance with all credit risk-related contingent features, and derivative instruments with such features were in a net asset position of approximately $475 million. Accordingly, the Company was not required to post cash collateral as a result of these contingent features. Further, $100 million of collateral was received on the Company's derivative asset balance as of February 28, 2023. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 4 — Fair Value Measurements.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at November 30, 2022	$(392)	$933	$115	$(97)	$559
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	150	(179)	—	—	(29)
Reclassifications to net income of previously deferred (gains) losses(3)	3	(254)	—	23	(228)
Total other comprehensive income (loss)	153	(433)	—	23	(257)
Balance at February 28, 2023	$(239)	$500	$115	$(74)	$302
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $(4) million, $0 million, $1 million and $(3) million, respectively.
(3)Net of tax (benefit) expense of $0 million, $29 million, $0 million, $(9) million and $20 million, respectively.

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
(2)Net of tax benefit (expense) of $0 million, $6 million, $0 million, $2 million and $8 million, respectively.
(3)Net of tax (benefit) expense of $0 million, $5 million, $0 million, $1 million and $6 million, respectively.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2022	$(520)	$779	$115	$(56)	$318
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(77)	399	—	(27)	295
Reclassifications to net income of previously deferred (gains) losses(3)	358	(678)	—	9	(311)
Total other comprehensive income (loss)	281	(279)	—	(18)	(16)
Balance at February 28, 2023	$(239)	$500	$115	$(74)	$302
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $(77) million, $0 million, $8 million and $(69) million, respectively.
(3)Net of tax (benefit) expense of $(16) million, $82 million, $0 million, $(3) million and $63 million, respectively.

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
The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Unaudited Condensed Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME				LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	2023	2022
Gains (losses) on foreign currency translation adjustment	$(3)	$—	$(374)	$—	Other (income) expense, net
Total before tax	(3)	—	(374)	—
Tax (expense) benefit	—	—	16	—
Gain (loss) net of tax	(3)	—	(358)	—
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$14	$(22)	$9	$(63)	Revenues
Foreign exchange forwards and options	182	17	464	(79)	Cost of sales
Foreign exchange forwards and options	(1)	—	(4)	1	Demand creation expense
Foreign exchange forwards and options	90	45	297	56	Other (income) expense, net
Interest rate swaps	(2)	(2)	(6)	(5)	Interest expense (income), net
Total before tax	283	38	760	(90)
Tax (expense) benefit	(29)	(5)	(82)	4
Gain (loss) net of tax	254	33	678	(86)
Gains (losses) on other	(32)	5	(12)	19	Other (income) expense, net
Total before tax	(32)	5	(12)	19
Tax (expense) benefit	9	(1)	3	(5)
Gain (loss) net of tax	(23)	4	(9)	14
Total net gain (loss) reclassified for the period	$228	$37	$311	$(72)

NOTE 11 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues disaggregated by reportable operating segment, major product line and distribution channel:

	THREE MONTHS ENDED FEBRUARY 28, 2023
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,322	$2,011	$1,496	$1,141	$—	$7,970	$540	$—	$8,510
Apparel	1,419	1,094	461	407	—	3,381	29	—	3,410
Equipment	172	141	37	53	—	403	6	—	409
Other	—	—	—	—	12	12	37	12	61
TOTAL REVENUES	$4,913	$3,246	$1,994	$1,601	$12	$11,766	$612	$12	$12,390
Revenues by:
Sales to Wholesale Customers	$2,323	$2,061	$1,126	$913	$—	$6,423	$323	$—	$6,746
Sales through Direct to Consumer	2,590	1,185	868	688	—	5,331	252	—	5,583
Other	—	—	—	—	12	12	37	12	61
TOTAL REVENUES	$4,913	$3,246	$1,994	$1,601	$12	$11,766	$612	$12	$12,390

	THREE MONTHS ENDED FEBRUARY 28, 2022
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$2,532	$1,569	$1,554	$1,005	$—	$6,660	$503	$—	$7,163
Apparel	1,207	1,083	548	394	—	3,232	29	—	3,261
Equipment	143	127	58	62	—	390	7	—	397
Other	—	—	—	—	41	41	28	(19)	50
TOTAL REVENUES	$3,882	$2,779	$2,160	$1,461	$41	$10,323	$567	$(19)	$10,871
Revenues by:
Sales to Wholesale Customers	$1,769	$1,858	$1,241	$860	$—	$5,728	$303	$—	$6,031
Sales through Direct to Consumer	2,113	921	919	601	—	4,554	236	—	4,790
Other	—	—	—	—	41	41	28	(19)	50
TOTAL REVENUES	$3,882	$2,779	$2,160	$1,461	$41	$10,323	$567	$(19)	$10,871

	NINE MONTHS ENDED FEBRUARY 28, 2023
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$11,090	$6,086	$4,099	$3,313	$—	$24,588	$1,633	$—	$26,221
Apparel	4,598	3,528	1,228	1,255	—	10,609	70	—	10,679
Equipment	565	454	111	167	—	1,297	21	—	1,318
Other	—	—	—	—	44	44	117	13	174
TOTAL REVENUES	$16,253	$10,068	$5,438	$4,735	$44	$36,538	$1,841	$13	$38,392
Revenues by:
Sales to Wholesale Customers	$8,533	$6,506	$2,862	$2,792	$—	$20,693	$971	$—	$21,664
Sales through Direct to Consumer	7,720	3,562	2,576	1,943	—	15,801	753	—	16,554
Other	—	—	—	—	44	44	117	13	174
TOTAL REVENUES	$16,253	$10,068	$5,438	$4,735	$44	$36,538	$1,841	$13	$38,392

	NINE MONTHS ENDED FEBRUARY 28, 2022
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$8,648	$5,358	$4,238	$2,914	$—	$21,158	$1,555	$—	$22,713
Apparel	4,117	3,444	1,588	1,181	—	10,330	87	—	10,417
Equipment	473	426	160	178	—	1,237	21	—	1,258
Other	—	—	—	—	54	54	90	(56)	88
TOTAL REVENUES	$13,238	$9,228	$5,986	$4,273	$54	$32,779	$1,753	$(56)	$34,476
Revenues by:
Sales to Wholesale Customers	$6,774	$6,194	$3,251	$2,571	$—	$18,790	$975	$—	$19,765
Sales through Direct to Consumer	6,464	3,034	2,735	1,702	—	13,935	688	—	14,623
Other	—	—	—	—	54	54	90	(56)	88
TOTAL REVENUES	$13,238	$9,228	$5,986	$4,273	$54	$32,779	$1,753	$(56)	$34,476
For the three and nine months ended February 28, 2023 and 2022, Global Brand Divisions revenues included NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment. Converse Other revenues were primarily attributable to licensing businesses. Corporate revenues primarily consisted of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through the Company's central foreign exchange risk management program.
As of February 28, 2023 and May 31, 2022, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

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
Global Brand Divisions is included within the NIKE Brand for presentation purposes to align with the way management views the Company. Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment. Global Brand Divisions costs represent demand creation and operating overhead expense that include product creation and design expenses centrally managed for the NIKE Brand, as well as, costs associated with NIKE Direct global digital operations and enterprise technology.
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

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	2023	2022
REVENUES
North America	$4,913	$3,882	$16,253	$13,238
Europe, Middle East & Africa	3,246	2,779	10,068	9,228
Greater China	1,994	2,160	5,438	5,986
Asia Pacific & Latin America	1,601	1,461	4,735	4,273
Global Brand Divisions	12	41	44	54
Total NIKE Brand	11,766	10,323	36,538	32,779
Converse	612	567	1,841	1,753
Corporate	12	(19)	13	(56)
TOTAL NIKE, INC. REVENUES	$12,390	$10,871	$38,392	$34,476
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,190	$967	$4,064	$3,636
Europe, Middle East & Africa	785	713	2,750	2,394
Greater China	702	784	1,754	2,054
Asia Pacific & Latin America	485	478	1,470	1,347
Global Brand Divisions	(1,160)	(975)	(3,573)	(3,033)
Converse	164	168	526	504
Corporate	(696)	(412)	(2,014)	(1,460)
Interest expense (income), net	(7)	53	22	165
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,477	$1,670	$4,955	$5,277

	FEBRUARY 28,	MAY 31,
(Dollars in millions)	2023	2022
ACCOUNTS RECEIVABLE, NET
North America	$1,718	$1,850
Europe, Middle East & Africa	1,392	1,351
Greater China	294	406
Asia Pacific & Latin America(1)	707	664
Global Brand Divisions	81	113
Total NIKE Brand	4,192	4,384
Converse	263	230
Corporate	58	53
TOTAL ACCOUNTS RECEIVABLE, NET	$4,513	$4,667
INVENTORIES
North America	$4,054	$4,098
Europe, Middle East & Africa	2,066	1,887
Greater China	1,060	1,044
Asia Pacific & Latin America(1)	957	686
Global Brand Divisions	219	197
Total NIKE Brand	8,356	7,912
Converse	343	279
Corporate	206	229
TOTAL INVENTORIES	$8,905	$8,420

	FEBRUARY 28,	MAY 31,
(Dollars in millions)	2023	2022
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$733	$639
Europe, Middle East & Africa	966	920
Greater China	293	303
Asia Pacific & Latin America(1)	272	274
Global Brand Divisions	802	789
Total NIKE Brand	3,066	2,925
Converse	39	49
Corporate	1,834	1,817
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,939	$4,791
(1)Excludes assets held-for-sale as of May 31, 2022. See Note 14 — Acquisitions and Divestitures for additional information.
NOTE 13 — CONTINGENCIES
In the ordinary course of business, the Company is subject to various legal proceedings, claims and government investigations relating to its business, products and actions of its employees and representatives, including contractual and employment relationships, product liability, antitrust, customs, tax, intellectual property and other matters. The outcome of these legal matters is inherently uncertain, and the Company cannot predict the eventual outcome of currently pending matters, the timing of their ultimate resolution or the eventual losses, fines, penalties or consequences relating to those matters. When a loss related to a legal proceeding or claim is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter. If one or more legal matters were to be resolved against the Company in a reporting period for amounts above management's expectations, the Company's financial position, operating results and cash flows for that reporting period could be materially adversely affected. In the opinion of management, based on its current knowledge and after consultation with counsel, the Company does not believe any currently pending legal matters will have a material adverse impact on the Company's results of operations, financial position or cash flows, except as described below.
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

NOTE 14 — ACQUISITIONS AND DIVESTITURES
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
The sale of the Company's entities in Argentina and Uruguay to a third-party distributor was completed during the second quarter of fiscal 2023 and the net loss on the sale of these entities totaled approximately $550 million. This loss included $389 million, recognized primarily in fiscal 2020, largely due to the anticipated release of the cumulative foreign currency translation losses. The remaining loss recognized in fiscal 2023 was due to the devaluation of local currency and cash equivalents included in the transferred assets. Upon completion of the sale, the foreign currency translation losses recorded in Accumulated other comprehensive income (loss) were reclassified to Net income within Other (income) expense, net, on the Unaudited Condensed Consolidated Statements of Comprehensive Income along with the allowance for previously recognized losses recorded in Accrued liabilities. The net loss was classified within Corporate.
The net cash proceeds received are reflected within Other investing activities on the Unaudited Condensed Consolidated Statements of Cash Flows.
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
Through the Consumer Direct Acceleration, we are focusing on creating the marketplace of the future through more premium, consistent and seamless consumer experiences, leading with digital and our owned stores, as well as select wholesale partners that share our marketplace vision. Over the last several years, as we have executed against the Consumer Direct Acceleration, we have grown our NIKE Direct revenues, on a reported basis, to be approximately 45% and 43% of total NIKE Brand revenues for the third quarter and first nine months of fiscal 2023, respectively. We have also reduced the number of wholesale accounts globally. Additionally, we have aligned our product creation and category organizations around a new consumer construct focused on Men’s, Women’s and Kids’ and continue to invest in data and analytics, demand sensing, insight gathering, inventory management and other areas to create an end-to-end technology foundation, which we expect will further accelerate our digital transformation. We believe this unified approach will accelerate growth and unlock more efficiency for our business, while driving speed and responsiveness as we serve consumers globally.
CURRENT ECONOMIC CONDITIONS AND MARKET DYNAMICS
Revenues for the third quarter and first nine months of fiscal 2023 grew 14% and 11%, respectively, compared to the prior year, reflecting strong demand for our product, despite ongoing macroeconomic volatility and ongoing supply chain challenges.
In the first quarter of fiscal 2022, government mandated shutdowns in Vietnam and Indonesia due to COVID-19 impacted our contract manufacturers’ operations and our supply of available product. This, coupled with elevated inventory transit times due to port congestion, transportation delays and labor and container shortages, caused seasonal product to arrive later than planned. We expected these elevated inventory transit times to continue and as a result we purchased product for fiscal 2023 earlier than normal.
However, during the first quarter of fiscal 2023, inventory transit times improved ahead of plan resulting in seasonal product arriving early. This disruption in the flow of seasonal inventory led to elevated inventory levels at the end of the first quarter of fiscal 2023.
Starting in the first quarter of fiscal 2023, we took action to reduce excess inventory by decreasing inventory purchases and increasing promotional activity. These actions led to Inventories decreasing sequentially in the second and third quarters of fiscal 2023.
As inventory transit and product purchase timelines continue to converge towards pre-pandemic levels, we expect that the flow of seasonal product, and our inventory levels will normalize by the end of fiscal 2023.
During the first nine months of fiscal 2023, we experienced higher product input, freight and logistics costs primarily due to inflationary pressures. These costs, combined with higher promotional activity, contributed to gross margin contraction of 330 basis points and 280 basis points in the third quarter and first nine months of fiscal 2023, respectively. These impacts were partially offset by strategic pricing actions taken in prior quarters.
Fluctuations in currency exchange rates also create volatility in our reported results as we translate the balance sheets, operational results and cash flows of our subsidiaries into U.S. Dollars for consolidated reporting. During the third quarter of fiscal 2023, foreign currency headwinds increased significantly as the U.S. Dollar strengthened in relation to most foreign currencies, reducing reported Revenues by $549 million and $2.5 billion for the third quarter and first nine months of fiscal 2023, respectively.
We expect unfavorable changes in foreign currency exchange rates, net of hedges, will negatively impact our results of operations in the fourth quarter of fiscal 2023, which could result in continued gross margin contraction.

Most of our geographies operated with little to no COVID-19 related disruptions during the third quarter of fiscal 2023. In Greater China, however, the shifting of the local government’s COVID-19 policies in December 2022 led to temporary store closures as well as lower physical traffic during the month. Since January 2023, nearly all stores in Greater China have remained open and are operating on normal hours with improved physical traffic.
Across our geographies and Converse, the operating environment remains dynamic, and we expect promotional activity to continue in the fourth quarter of fiscal 2023. In addition, we expect product costs to remain elevated due to higher input, freight and logistics costs, which could result in continued gross margin contraction.
We also continue to closely monitor macroeconomic conditions, including potential impacts inflation and rising interest rates could have on consumer behavior. While we believe our Consumer Direct Acceleration Strategy continues to drive our business toward our long-term financial goals, worsening macroeconomic conditions could affect our business, including, among other things, higher inventory levels in various markets, higher inventory obsolescence reserves, higher promotional activity, reduced demand for our products, reduced orders from our wholesale customers for our products and order cancellations. There could also be new or prolonged COVID-19 related restrictions or disruptions across our geographies. Any of these factors, among others, could have material adverse impacts on our revenue growth as well as overall profitability in future periods.
THIRD QUARTER OVERVIEW
For the third quarter of fiscal 2023, NIKE, Inc. Revenues increased 14% to $12.4 billion compared to the third quarter of fiscal 2022 and increased 19% on a currency-neutral basis. Net income was $1,240 million and diluted earnings per common share was $0.79 for the third quarter of fiscal 2023, compared to Net income of $1,396 million and diluted earnings per common share of $0.87 for the third quarter of fiscal 2022.
Income before income taxes decreased 12% compared to the third quarter of fiscal 2022 due to higher Selling and administrative expense and gross margin contraction, partially offset by higher revenues. NIKE Brand revenues, which represent over 90% of NIKE, Inc. Revenues, increased 14% compared to the third quarter of fiscal 2022. On a currency-neutral basis, NIKE Brand revenues increased 19%, driven by higher revenues across all geographies, led by increases in North America and Europe, Middle East & Africa (EMEA). Additionally, NIKE Brand currency-neutral revenues were higher across footwear and apparel, as well as across Men's, the Jordan Brand, Women's and Kids'. Revenues for Converse increased 8% and 12% compared to the third quarter of fiscal 2022, on a reported and currency-neutral basis, respectively, as revenue growth in North America, Western Europe and licensee markets was partially offset by declines in Asia.
Our effective tax rate was 16.0% for the third quarter of fiscal 2023 and substantially consistent compared to 16.4% for the third quarter of fiscal 2022.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which is effective for NIKE beginning June 1, 2023. Based on our current analysis of the provisions, we do not expect these tax law changes to have a material impact on our financial statements; however, we will continue to evaluate their impact as further information becomes available.
During the second quarter of fiscal 2023, we completed the sale of our entities in Argentina and Uruguay to a third party distributor. For more information see Note 14 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Now that we have completed the shift from a wholesale and direct to consumer operating model to a distributor model within our Central and South America (CASA) territory, we expect consolidated NIKE, Inc. and Asia Pacific & Latin America (APLA) revenue growth will be reduced due to different commercial terms. However, over time we expect the future operating model to have a favorable impact on our overall profitability as we reduce selling and administrative expenses, as well as reduce exposure to foreign exchange rate volatility.

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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions, except per share data)	2023	2022	% CHANGE	2023	2022	% CHANGE
Revenues	$12,390	$10,871	14%	$38,392	$34,476	11%
Cost of sales	7,019	5,804	21%	21,695	18,500	17%
Gross profit	5,371	5,067	6%	16,697	15,976	5%
Gross margin	43.3%	46.6%		43.5%	46.3%
Demand creation expense	923	854	8%	2,968	2,789	6%
Operating overhead expense	3,036	2,584	17%	9,035	7,980	13%
Total selling and administrative expense	3,959	3,438	15%	12,003	10,769	11%
% of revenues	32.0%	31.6%		31.3%	31.2%
Interest expense (income), net	(7)	53	—	22	165	—
Other (income) expense, net	(58)	(94)	—	(283)	(235)	—
Income before income taxes	1,477	1,670	-12%	4,955	5,277	-6%
Income tax expense	237	274	-14%	916	670	37%
Effective tax rate	16.0%	16.4%		18.5%	12.7%
NET INCOME	$1,240	$1,396	-11%	$4,039	$4,607	-12%
Diluted earnings per common share	$0.79	$0.87	-9%	$2.57	$2.85	-10%
CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$7,970	$6,660	20%	25%	$24,588	$21,158	16%	24%
Apparel	3,381	3,232	5%	10%	10,609	10,330	3%	10%
Equipment	403	390	3%	8%	1,297	1,237	5%	12%
Global Brand Divisions(2)	12	41	-71%	-69%	44	54	-19%	-17%
Total NIKE Brand Revenues	11,766	10,323	14%	19%	36,538	32,779	11%	19%
Converse	612	567	8%	12%	1,841	1,753	5%	10%
Corporate(3)	12	(19)	—	—	13	(56)	—	—
TOTAL NIKE, INC. REVENUES	$12,390	$10,871	14%	19%	$38,392	$34,476	11%	19%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,423	$5,728	12%	18%	$20,693	$18,790	10%	18%
Sales through NIKE Direct	5,331	4,554	17%	22%	15,801	13,935	13%	20%
Global Brand Divisions(2)	12	41	-71%	-69%	44	54	-19%	-17%
TOTAL NIKE BRAND REVENUES	$11,766	$10,323	14%	19%	$36,538	$32,779	11%	19%
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

THIRD QUARTER OF FISCAL 2023 COMPARED TO THIRD QUARTER OF FISCAL 2022
On a currency-neutral basis, NIKE, Inc. Revenues increased 19% the third quarter of fiscal 2023, driven by higher revenues in both the NIKE Brand and Converse. Higher revenues in North America, EMEA, APLA and Converse contributed approximately 9, 7, 2 and 1 percentage points to NIKE, Inc. Revenues, respectively.
On a currency-neutral basis, NIKE Brand footwear revenues increased 25% in the third quarter of fiscal 2023, driven by higher revenues in Men's, the Jordan Brand and Women's. Unit sales of footwear increased 19%, while higher average selling price (ASP) per pair contributed approximately 6 percentage points of footwear revenue growth, primarily due to higher full-price ASP, net of discounts, on a wholesale equivalent basis, and growth in NIKE Direct. This was partially offset by lower NIKE Direct ASP.
Currency-neutral NIKE Brand apparel revenues for the third quarter of fiscal 2023 increased 10%, driven by higher revenues in Men's. Unit sales of apparel increased 5% and higher ASP per unit contributed approximately 5 percentage points of apparel revenue growth, primarily due to higher full-price ASP and growth in NIKE Direct, partially offset by lower NIKE Direct ASP.
NIKE Brand wholesale revenues increased 12% and 18% compared to the third quarter of fiscal 2022, on a reported and currency-neutral basis, respectively. On a reported basis, NIKE Direct revenues represented approximately 45% of our total NIKE Brand revenues for the third quarter of fiscal 2023 compared to 44% for the third quarter of fiscal 2022. NIKE Brand Digital sales were $3.1 billion for the third quarter of fiscal 2023 compared to $2.7 billion for the third quarter of fiscal 2022. On a currency-neutral basis, NIKE Direct revenues increased 22%, primarily driven by NIKE Brand Digital sales growth of 24% and comparable store sales growth of 20%. Comparable store sales, which exclude NIKE Brand Digital sales, comprises revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Comparable store sales includes revenues from stores that were temporarily closed during the period as a result of COVID-19. Comparable store sales represents a performance measure that we believe is useful information for management and investors in understanding the performance of our established NIKE-owned in-line and factory stores. Management considers this metric when making financial and operating decisions. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of this metric may not be comparable to similarly titled measures used by other companies.
FIRST NINE MONTHS OF FISCAL 2023 COMPARED TO FIRST NINE MONTHS OF FISCAL 2022
On a currency-neutral basis, NIKE, Inc. Revenues increased 19% for the first nine months of fiscal 2023, driven by higher revenues in North America, EMEA, APLA and Converse, which contributed approximately 9, 7, 3 and 1 percentage points to NIKE, Inc. Revenues, respectively. Lower revenues in Greater China reduced NIKE, Inc. Revenues by approximately 1 percentage point.
On a currency-neutral basis, NIKE Brand footwear revenues increased 24%, driven by growth in Men's and the Jordan Brand. Unit sales of footwear increased 15%, while higher ASP per pair contributed approximately 9 percentage points of footwear revenue growth, primarily due to higher full-price ASP and growth in NIKE Direct.
Currency-neutral NIKE Brand apparel revenues increased 10%, driven by growth in Men's. Unit sales of apparel increased 7% and higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price ASP and growth in NIKE Direct, partially offset by lower NIKE Direct ASP.
NIKE Brand wholesale revenues increased 10% and 18% compared to the first nine months of fiscal 2022, on a reported and currency-neutral basis, respectively. On a reported basis, NIKE Direct revenues represented approximately 43% of our total NIKE Brand revenues for the first nine months of fiscal 2023 and the first nine months of fiscal 2022. NIKE Brand Digital sales were $9.4 billion for the first nine months of fiscal 2023 compared to $7.9 billion for the first nine months of fiscal 2022. On a currency-neutral basis, NIKE Direct revenues increased 20%, primarily driven by NIKE Brand Digital sales growth of 27% and comparable store sales growth of 11%.
GROSS MARGIN

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	% CHANGE	2023	2022	% CHANGE
Gross profit	$5,371	$5,067	6%	$16,697	$15,976	5%
Gross margin	43.3%	46.6%	(330) bps	43.5%	46.3%	(280) bps
For the third quarter of fiscal 2023, our consolidated gross margin was 330 basis points lower than the prior year and primarily reflected the following factors:
•Higher NIKE Brand product costs, on a wholesale equivalent basis, (decreasing gross margin approximately 360 basis points) primarily due to higher input costs and elevated inbound freight and logistics costs as well as product mix;

•Lower margin in NIKE Direct, driven by higher promotional activity to liquidate inventory in the current period compared to lower promotional activity in the prior period resulting from lower available inventory supply (decreasing gross margin approximately 140 basis points);
•Unfavorable changes in net foreign currency exchange rates, including hedges (decreasing gross margin approximately 140 basis points);
•Lower off-price margin, on a wholesale equivalent basis (decreasing gross margin approximately 30 basis points); and
•Higher NIKE Brand full-price ASP, net of discounts, on a wholesale equivalent basis, (increasing gross margin approximately 370 basis points) due primarily to strategic pricing actions and product mix.
For the first nine months of fiscal 2023, our consolidated gross margin was 280 basis points lower than the prior year and primarily reflected the following factors:
•Higher NIKE Brand product costs, on a wholesale equivalent basis, (decreasing gross margin approximately 360 basis points) primarily due to higher input costs and elevated inbound freight and logistics costs as well as product mix;
•Lower margin in NIKE Direct, driven by higher promotional activity to liquidate inventory in the current period compared to lower promotional activity in the prior period resulting from lower available inventory supply (decreasing gross margin approximately 130 basis points);
•Unfavorable changes in net foreign currency exchange rates, including hedges (decreasing gross margin approximately 100 basis points); and
•Higher NIKE Brand full-price ASP, net of discounts, on a wholesale equivalent basis, (increasing gross margin approximately 320 basis points) due primarily to strategic pricing actions and product mix.

TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	% CHANGE	2023	2022	% CHANGE
Demand creation expense(1)	$923	$854	8%	$2,968	$2,789	6%
Operating overhead expense	3,036	2,584	17%	9,035	7,980	13%
Total selling and administrative expense	$3,959	$3,438	15%	$12,003	$10,769	11%
% of revenues	32.0%	31.6%	40 bps	31.3%	31.2%	10 bps
(1)Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary products, television, digital and print advertising and media costs, brand events and retail brand presentation.
THIRD QUARTER OF FISCAL 2023 COMPARED TO THIRD QUARTER OF FISCAL 2022
Demand creation expense increased 8% for the third quarter of fiscal 2023 primarily due to an increase in advertising and marketing expense. Changes in foreign currency exchange rates decreased Demand creation expense by approximately 3 percentage points.
Operating overhead expense increased 17% primarily due to higher wage-related expenses, higher strategic technology enterprise investments and NIKE Direct variable costs. Changes in foreign currency exchange rates decreased Operating overhead expense by approximately 3 percentage points.
Foreign exchange rate fluctuations had a similar impact on the translation of our consolidated Revenues, resulting in an unfavorable impact of approximately 5 percentage points.
FIRST NINE MONTHS OF FISCAL 2023 COMPARED TO FIRST NINE MONTHS OF FISCAL 2022
Demand creation expense increased 6% for the first nine months of fiscal 2023 primarily due to higher advertising and marketing expense and higher sports marketing expense. Changes in foreign currency exchange rates decreased Demand creation expense by approximately 5 percentage points.
Operating overhead expense increased 13% primarily due to an increase in wage-related expenses, higher strategic technology enterprise investments and NIKE Direct variable costs. Changes in foreign currency exchange rates decreased Operating overhead expense by approximately 4 percentage points.
Foreign exchange rate fluctuations had a similar impact on the translation of our consolidated Revenues, resulting in an unfavorable impact of approximately 8 percentage points.

OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	2023	2022
Other (income) expense, net	$(58)	$(94)	$(283)	$(235)
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the third quarter of fiscal 2023, Other (income) expense, net decreased from $94 million of other income, net to $58 million in the current year, largely due to net favorable settlements of legal and insurance matters in the prior year and favorable activity in the prior year related to our strategic distributor partnership transition within APLA, partially offset by a net favorable change in foreign currency conversion gains and losses, including hedges.
For the first nine months of fiscal 2023, Other (income) expense, net increased from $235 million of other income, net to $283 million in the current year, primarily due to a net favorable change in foreign currency conversion gains and losses, including hedges, and settlements of legal matters. This increase was partially offset by net unfavorable activity related to our strategic distributor partnership transition within APLA, including the loss recognized upon the completion of the sale of our entities in Argentina and Uruguay to a third-party distributor in the second quarter of fiscal 2023.
For more information related to our distributor partnership transition within APLA, see Note 14 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had unfavorable impacts of approximately $147 million and $508 million on our Income before income taxes for the third quarter and first nine months of fiscal 2023, respectively.
INCOME TAXES

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
	2023	2022	% CHANGE	2023	2022	% CHANGE
Effective tax rate	16.0%	16.4%	(40) bps	18.5%	12.7%	580 bps
Our effective tax rate was 16.0% for the third quarter of fiscal 2023 and substantially consistent compared to 16.4% for the third quarter of fiscal 2022.
Our effective tax rate was 18.5% for the first nine months of fiscal 2023, compared to 12.7% for the first nine months of fiscal 2022, primarily due to decreased benefits from stock-based compensation and a shift in our earnings mix.
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
The breakdown of Revenues is as follows:

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$4,913	$3,882	27%	27%	$16,253	$13,238	23%	23%
Europe, Middle East & Africa	3,246	2,779	17%	26%	10,068	9,228	9%	25%
Greater China	1,994	2,160	-8%	1%	5,438	5,986	-9%	-2%
Asia Pacific & Latin America	1,601	1,461	10%	15%	4,735	4,273	11%	22%
Global Brand Divisions(2)	12	41	-71%	-69%	44	54	-19%	-17%
TOTAL NIKE BRAND	11,766	10,323	14%	19%	36,538	32,779	11%	19%
Converse	612	567	8%	12%	1,841	1,753	5%	10%
Corporate(3)	12	(19)	—	—	13	(56)	—	—
TOTAL NIKE, INC. REVENUES	$12,390	$10,871	14%	19%	$38,392	$34,476	11%	19%
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

The breakdown of earnings before interest and taxes is as follows:

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	% CHANGE	2023	2022	% CHANGE
North America	$1,190	$967	23%	$4,064	$3,636	12%
Europe, Middle East & Africa	785	713	10%	2,750	2,394	15%
Greater China	702	784	-10%	1,754	2,054	-15%
Asia Pacific & Latin America	485	478	1%	1,470	1,347	9%
Global Brand Divisions	(1,160)	(975)	-19%	(3,573)	(3,033)	-18%
TOTAL NIKE BRAND(1)	2,002	1,967	2%	6,465	6,398	1%
Converse	164	168	-2%	526	504	4%
Corporate	(696)	(412)	-69%	(2,014)	(1,460)	-38%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	1,470	1,723	-15%	4,977	5,442	-9%
EBIT margin(1)	11.9%	15.8%		13.0%	15.8%
Interest expense (income), net	(7)	53	—	22	165	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,477	$1,670	-12%	$4,955	$5,277	-6%
(1)    Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT margin represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for further information.
NORTH AMERICA

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$3,322	$2,532	31%	31%	$11,090	$8,648	28%	28%
Apparel	1,419	1,207	18%	18%	4,598	4,117	12%	12%
Equipment	172	143	20%	21%	565	473	19%	20%
TOTAL REVENUES	$4,913	$3,882	27%	27%	$16,253	$13,238	23%	23%
Revenues by:
Sales to Wholesale Customers	$2,323	$1,769	31%	32%	$8,533	$6,774	26%	26%
Sales through NIKE Direct	2,590	2,113	23%	23%	7,720	6,464	19%	20%
TOTAL REVENUES	$4,913	$3,882	27%	27%	$16,253	$13,238	23%	23%
EARNINGS BEFORE INTEREST AND TAXES	$1,190	$967	23%		$4,064	$3,636	12%
THIRD QUARTER OF FISCAL 2023 COMPARED TO THIRD QUARTER OF FISCAL 2022
On a currency-neutral basis, North America revenues for the third quarter of fiscal 2023 increased 27%, due primarily to higher revenues in Men's and the Jordan Brand. NIKE Direct revenues increased 23%, primarily driven by strong digital sales growth of 25%, comparable store sales growth of 17% and the addition of new stores.
Currency-neutral footwear revenues increased 31%, primarily driven by higher revenues in the Jordan Brand and Men's. Unit sales of footwear increased 26%, while higher ASP per pair contributed approximately 5 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP and growth in NIKE Direct, partially offset by lower NIKE Direct ASP, reflecting higher promotional activity.
Currency-neutral apparel revenues increased 18%, primarily driven by higher revenues in Men's. Unit sales of apparel increased 20%, while lower ASP per unit reduced apparel revenues by approximately 2 percentage points. Lower ASP was primarily due to lower NIKE Direct ASP, reflecting higher promotional activity, and a lower mix of full-price sales. This activity was partially offset by higher ASP in both full and off-price.

Reported EBIT increased 23% primarily due to higher revenues, partially offset by higher selling and administrative expense and gross margin contraction. Gross margin decreased approximately 200 basis points largely driven by lower margin in NIKE Direct in part due to higher promotional activity, higher product costs reflecting higher input costs and inbound freight and logistics costs, including supply chain network costs, and a lower mix of full-price sales. This was partially offset by higher full-price ASP, net of discounts, driven by strategic pricing actions and product mix. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Operating overhead expense increased primarily due to higher wage-related expenses and NIKE Direct variable costs, in part due to new store additions. The increase in demand creation expense was primarily due to an increase in digital marketing.
FIRST NINE MONTHS OF FISCAL 2023 COMPARED TO FIRST NINE MONTHS OF FISCAL 2022
On a currency-neutral basis, North America revenues for the first nine months of fiscal 2023 increased 23%, due primarily to higher revenues in Men's and the Jordan Brand. NIKE Direct revenues increased 20%, primarily driven by strong digital sales growth of 25%, comparable store sales growth of 9% and the addition of new stores.
Currency-neutral footwear revenues increased 28%, largely driven by higher revenues in Men's and the Jordan Brand. Unit sales of footwear increased 23%, while higher ASP per pair contributed approximately 5 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP and growth in NIKE Direct, partially offset by lower NIKE Direct ASP, reflecting higher promotional activity.
Currency-neutral apparel revenues increased 12%, driven primarily by higher revenues in Men's. Unit sales of apparel increased 12%, while ASP per unit remained flat, as lower NIKE Direct ASP, reflecting higher promotional activity, was offset by higher full-price ASP and growth in NIKE Direct.
Reported EBIT increased 12% primarily due to higher revenues, partially offset by gross margin contraction and higher selling and administrative expense. Gross margin decreased approximately 340 basis points primarily due to higher product costs, reflecting higher input costs and inbound freight and logistics costs, lower margins in NIKE Direct due to higher promotional activity and a lower mix of full-price sales. This was partially offset by higher full-price ASP, net of discounts, largely due to product mix and strategic pricing actions. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Operating overhead expense increased primarily as a result of higher wage-related costs and NIKE Direct variable costs. The increase in demand creation expense reflected higher sports marketing expenses and an increase in digital marketing.
EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$2,011	$1,569	28%	39%	$6,086	$5,358	14%	30%
Apparel	1,094	1,083	1%	10%	3,528	3,444	2%	18%
Equipment	141	127	11%	20%	454	426	7%	22%
TOTAL REVENUES	$3,246	$2,779	17%	26%	$10,068	$9,228	9%	25%
Revenues by:
Sales to Wholesale Customers	$2,061	$1,858	11%	20%	$6,506	$6,194	5%	21%
Sales through NIKE Direct	1,185	921	29%	39%	3,562	3,034	17%	34%
TOTAL REVENUES	$3,246	$2,779	17%	26%	$10,068	$9,228	9%	25%
EARNINGS BEFORE INTEREST AND TAXES	$785	$713	10%		$2,750	$2,394	15%
THIRD QUARTER OF FISCAL 2023 COMPARED TO THIRD QUARTER OF FISCAL 2022
On a currency-neutral basis, EMEA revenues for the third quarter of fiscal 2023 increased 26%, primarily driven by growth in Men's. NIKE Direct revenues increased 39%, driven by strong digital sales growth of 43% and comparable store sales growth of 36%.
Currency-neutral footwear revenues increased 39%, driven by higher revenues in Men's and Women's. Unit sales of footwear increased 24%, while higher ASP per pair contributed approximately 15 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, growth in NIKE Direct and higher NIKE Direct ASP.

Currency-neutral apparel revenues increased 10% due primarily to higher revenues in Men's. Unit sales of apparel decreased 2%, while higher ASP per unit contributed approximately 12 percentage points of apparel revenue growth, primarily due to growth in NIKE Direct and higher full-price ASP, partially offset by lower NIKE Direct ASP, reflecting higher promotional activity.
Reported EBIT increased 10% primarily due to higher revenues, partially offset by gross margin contraction and higher selling and administrative expenses. Gross margin decreased approximately 250 basis points primarily due to higher product costs reflecting higher input costs and inbound freight and logistics costs as well as product mix and unfavorable changes in standard foreign currency exchange rates. This activity was partially offset by higher full-price ASP, net of discounts, in part due to strategic pricing actions and product mix. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Operating overhead expense increased primarily due to wage-related expenses and other administrative costs, partially offset by favorable changes in foreign currency exchange rates. Higher demand creation expense was driven by higher advertising and marketing expense, partially offset by favorable changes in foreign currency exchange rates.
FIRST NINE MONTHS OF FISCAL 2023 COMPARED TO FIRST NINE MONTHS OF FISCAL 2022
On a currency-neutral basis, EMEA revenues for the first nine months of fiscal 2023 increased 25%, due primarily to higher revenues in Men’s. NIKE Direct revenues increased 34% primarily due to strong digital sales growth of 51% and comparable store sales growth of 18%.
Currency-neutral footwear revenues increased 30%, driven by higher revenues led by Men's, the Jordan Brand and Women's. Unit sales of footwear increased 13%, while higher ASP per pair contributed approximately 17 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price and NIKE Direct ASPs, as well as growth in NIKE Direct.
Currency-neutral apparel revenues increased 18% due primarily to higher revenues in Men's. Unit sales of apparel increased 5%, while higher ASP per unit contributed approximately 13 percentage points of apparel revenue growth, primarily due to higher full-price ASP and growth in NIKE Direct, partially offset by lower NIKE Direct ASP, reflecting higher promotional activity.
Reported EBIT increased 15% due to higher revenues and gross margin expansion, partially offset by higher selling and administrative expense. Gross margin increased approximately 30 basis points primarily due to higher full-price ASP, net of discounts, in part due to strategic pricing actions and product mix. This activity was partially offset by higher product costs reflecting higher input costs, inbound freight and logistics costs as well as product mix. Selling and administrative expense increased due to higher demand creation and operating overhead expense. Higher demand creation expense was primarily due to higher advertising and marketing expense, partially offset by favorable changes in foreign currency exchange rates. Operating overhead expense increased primarily due to other administrative costs and higher wage-related expenses, partially offset by favorable changes in foreign currency exchange rates.
GREATER CHINA

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,496	$1,554	-4%	5%	$4,099	$4,238	-3%	4%
Apparel	461	548	-16%	-8%	1,228	1,588	-23%	-17%
Equipment	37	58	-36%	-31%	111	160	-31%	-26%
TOTAL REVENUES	$1,994	$2,160	-8%	1%	$5,438	$5,986	-9%	-2%
Revenues by:
Sales to Wholesale Customers	$1,126	$1,241	-9%	-1%	$2,862	$3,251	-12%	-5%
Sales through NIKE Direct	868	919	-6%	3%	2,576	2,735	-6%	2%
TOTAL REVENUES	$1,994	$2,160	-8%	1%	$5,438	$5,986	-9%	-2%
EARNINGS BEFORE INTEREST AND TAXES	$702	$784	-10%		$1,754	$2,054	-15%
THIRD QUARTER OF FISCAL 2023 COMPARED TO THIRD QUARTER OF FISCAL 2022
On a currency-neutral basis, Greater China revenues for the third quarter of fiscal 2023 increased 1%. The increase in revenues was primarily due to higher revenues in Men's, the Jordan Brand and Kid's, largely offset by lower revenues in Women's. NIKE Direct revenues increased 3% due to comparable store sales growth of 9%, in part due to improved physical traffic, and growth in non-comparable store sales, partially offset by digital sales declines of 11%.

Currency-neutral footwear revenues increased 5%, driven primarily by higher revenues in Men's. Unit sales of footwear increased 6%, while lower ASP per unit reduced footwear revenues by approximately 1 percentage point.
Currency-neutral apparel revenues decreased 8%, due primarily to lower revenues in Men's and Women's. Unit sales of apparel decreased 16%, partially offset by approximately 8 percentage points of growth due to higher ASP per unit. Higher ASP was primarily due to higher full-price, NIKE Direct and off-price ASPs as well as a higher mix of full-price sales.
Reported EBIT decreased 10% as lower revenues and gross margin contraction were partially offset by lower selling and administrative expense. Gross margin decreased approximately 80 basis points, primarily due to higher product costs reflecting higher input costs and product mix. This activity was partially offset by favorable changes in standard foreign currency exchange rates and higher full-price ASP, net of discounts, in part due to product mix. Selling and administrative expense decreased due to lower demand creation and operating overhead expense. The decrease in demand creation expense was primarily due to lower retail brand presentation expense, favorable changes in foreign currency exchange rates and lower digital marketing, partially offset by higher advertising and marketing expense. Operating overhead expense decreased primarily due to favorable changes in foreign currency exchange rates, partially offset by higher wage-related expense and other administrative costs.
FIRST NINE MONTHS OF FISCAL 2023 COMPARED TO FIRST NINE MONTHS OF FISCAL 2022
On a currency-neutral basis, Greater China revenues for the first nine months of fiscal 2023 decreased 2%, reflecting impacts from COVID-19 related disruptions. The decrease in revenues was primarily due to lower revenues in Men’s and Women's, largely offset by higher revenues in the Jordan Brand. NIKE Direct revenues increased 2% due to growth in non-comparable store sales and a 1% increase in comparable store sales, partially offset by a decline in digital sales of 1%.
Currency-neutral footwear revenues increased 4%, driven primarily by higher revenues in the Jordan Brand. Unit sales of footwear increased 3%, while higher ASP per pair contributed approximately 1 percentage point of footwear revenue growth, primarily due to higher NIKE Direct ASP and a higher mix of full-price sales, partially offset by a lower mix of NIKE Direct sales.
Currency-neutral apparel revenues decreased 17%, due primarily to lower revenues in Men's and Women's. Unit sales of apparel decreased 16%, while lower ASP per unit reduced apparel revenues by approximately 1 percentage point, primarily due to lower NIKE Direct and off-price ASPs, partially offset by higher full-price ASP and growth in NIKE Direct.
Reported EBIT decreased 15% as lower revenues and gross margin contraction more than offset lower selling and administrative expense. Gross margin decreased approximately 80 basis points, primarily due to higher product costs reflecting product mix and higher input costs. This activity was partially offset by favorable changes in standard foreign currency exchange rates and higher full-price ASP, net of discounts, in part due to product mix. Selling and administrative expense decreased due to lower demand creation expense, partially offset by higher operating overhead expense. The decrease in demand creation expense was primarily due to lower retail brand presentation costs, lower digital marketing and favorable changes in foreign currency exchange rates, partially offset by higher advertising and marketing expense. Operating overhead expense increased due to higher wage-related expenses and other administrative costs, partially offset by favorable changes in foreign currency exchange rates.

ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,141	$1,005	14%	20%	$3,313	$2,914	14%	24%
Apparel	407	394	3%	9%	1,255	1,181	6%	18%
Equipment	53	62	-15%	-12%	167	178	-6%	3%
TOTAL REVENUES	$1,601	$1,461	10%	15%	$4,735	$4,273	11%	22%
Revenues by:
Sales to Wholesale Customers	$913	$860	6%	11%	$2,792	$2,571	9%	18%
Sales through NIKE Direct	688	601	14%	22%	1,943	1,702	14%	27%
TOTAL REVENUES	$1,601	$1,461	10%	15%	$4,735	$4,273	11%	22%
EARNINGS BEFORE INTEREST AND TAXES	$485	$478	1%		$1,470	$1,347	9%
As discussed previously, our NIKE Brand business in Brazil transitioned to a distributor operating model during fiscal 2021. We completed the sale of our entity in Chile and our entities in Argentina and Uruguay to third-party distributors in the first and second quarters of fiscal 2023, respectively. The impacts from closing these transactions are included within Corporate and are not reflected in the APLA operating segment results. This completed the transition of our NIKE Brand businesses within our CASA marketplace, which now reflects a full distributor operating model. For more information, see Note 14 — Acquisitions and Divestitures within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
THIRD QUARTER OF FISCAL 2023 COMPARED TO THIRD QUARTER OF FISCAL 2022
On a currency-neutral basis, APLA revenues increased 15% for the third quarter of fiscal 2023 driven by higher revenues across nearly all territories, led by Southeast Asia & India and Japan. This increase was partially offset by a decline in our CASA territory. Within our CASA territory, the transition of our Chile, Argentina and Uruguay entities to a third-party distributor operating model reduced APLA revenue growth by approximately 8 percentage points. Revenues increased primarily due to growth in Men's, the Jordan Brand and Women's. NIKE Direct revenues increased 22%, primarily due to digital sales growth of 23% and comparable store sales growth of 36% in part due to improved physical retail traffic, partially offset by stores included in the sale of our Chile, Argentina and Uruguay entities.
Currency-neutral footwear revenues increased 20%, due primarily to higher revenues in Men's, the Jordan Brand and Women's. Unit sales of footwear increased 14%, while higher ASP per pair contributed approximately 6 percentage points of footwear revenue growth. Higher ASP per pair was driven by higher full-price ASP and growth in NIKE Direct, partially offset by lower NIKE Direct ASP.
Currency-neutral apparel revenues increased 9%, due primarily to higher revenues in Men's. Unit sales of apparel decreased 1%, while higher ASP per unit contributed approximately 10 percentage points of apparel revenue growth, driven by higher full-price and off-price ASPs and growth in NIKE Direct, partially offset by lower NIKE Direct ASP.
Reported EBIT increased 1% for the third quarter of fiscal 2023, as higher revenues more than offset higher selling and administrative expense and gross margin contraction. Gross margin decreased approximately 190 basis points due to higher product costs reflecting product mix and higher input costs and unfavorable changes in standard foreign currency exchange rates. This was partially offset by higher full-price ASP, net of discounts, in part due to product mix and strategic pricing actions. Selling and administrative expense increased due to higher demand creation and operating overhead expense. The increase in demand creation expense was primarily due to higher advertising and marketing expense and an increase in digital marketing. Operating overhead expense increased largely due to higher wage-related costs and NIKE Direct variable costs, partially offset by favorable changes in foreign currency exchange rates.

FIRST NINE MONTHS OF FISCAL 2023 COMPARED TO FIRST NINE MONTHS OF FISCAL 2022
On a currency-neutral basis, APLA revenues increased 22% for the first nine months of fiscal 2023 driven by higher revenues across nearly all territories, led by Southeast Asia & India, Korea and Japan. This increase was partially offset by a decline in our CASA territory. Within our CASA territory, the transition of our Chile, Argentina and Uruguay entities to a third-party distributor operating model reduced APLA revenue growth by approximately 5 percentage points. Revenues increased primarily due to higher revenues in Men’s, Women's and the Jordan Brand. NIKE Direct revenues increased 27%, primarily due to digital sales growth of 29% and comparable store sales growth of 31%, in part due to improved physical retail traffic.
Currency-neutral footwear revenues increased 24%, due primarily to higher revenues in Men's, Women's and the Jordan Brand. Unit sales of footwear increased 17%, while higher ASP per pair contributed approximately 7 percentage points of footwear revenue growth. Higher ASP per pair was driven by higher full-price ASP and growth in NIKE Direct.
Currency-neutral apparel revenues increased 18%, due primarily to higher revenues in Men's. Unit sales of apparel increased 13%, while higher ASP per unit contributed approximately 5 percentage points of apparel revenue growth, driven by higher full-price and off-price ASPs, partially offset by lower NIKE Direct ASP.
Reported EBIT increased 9% for the third quarter of fiscal 2023 as a result of higher revenues, partially offset by higher selling and administrative expense and gross margin contraction. Gross margin decreased approximately 100 basis points primarily due to higher product costs, reflecting product mix, increased inbound freight and logistics costs and input costs, partially offset by higher full-price ASP, net of discounts, in part due to product mix and strategic pricing actions. Selling and administrative expense increased due to higher operating overhead and demand creation expense. The increase in operating overhead expense was primarily due to higher wage-related expenses and NIKE Direct variable costs, partially offset by favorable changes in foreign currency exchange rates. Demand creation expense increased primarily due to increases in advertising and marketing expense and higher sports marketing expense, partially offset by favorable changes in foreign currency exchange rates.
GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$12	$41	-71%	-69%	$44	$54	-19%	-17%
Earnings (Loss) Before Interest and Taxes	$(1,160)	$(975)	-19%		$(3,573)	$(3,033)	-18%
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
THIRD QUARTER OF FISCAL 2023 COMPARED TO THIRD QUARTER OF FISCAL 2022
Global Brand Divisions' loss before interest and taxes increased 19% for the third quarter of fiscal 2023 driven primarily by higher operating overhead and demand creation expense. Higher operating overhead expense was primarily due to an increase in wage-related costs and strategic technology enterprise investments. Higher demand creation expense was primarily due to an increase in digital marketing and higher advertising and marketing expense.
FIRST NINE MONTHS OF FISCAL 2023 COMPARED TO FIRST NINE MONTHS OF FISCAL 2022
Global Brand Divisions' loss before interest and taxes increased 18% for the first nine months of fiscal 2023 driven by higher operating overhead and higher demand creation expense. The increase in operating overhead expense was primarily due to higher wage-related costs and strategic technology enterprise investments. The increase in demand creation expense reflected higher sports marketing expenses and an increase in digital marketing.

CONVERSE

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$540	$503	7%	11%	$1,633	$1,555	5%	11%
Apparel	29	29	0%	7%	70	87	-20%	-13%
Equipment	6	7	-14%	-2%	21	21	0%	5%
Other(1)	37	28	32%	29%	117	90	30%	29%
TOTAL REVENUES	$612	$567	8%	12%	$1,841	$1,753	5%	10%
Revenues by:
Sales to Wholesale Customers	$323	$303	7%	12%	$971	$975	0%	7%
Sales through Direct to Consumer	252	236	7%	10%	753	688	9%	13%
Other(1)	37	28	32%	29%	117	90	30%	29%
TOTAL REVENUES	$612	$567	8%	12%	$1,841	$1,753	5%	10%
EARNINGS BEFORE INTEREST AND TAXES	$164	$168	-2%		$526	$504	4%
(1)Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.
THIRD QUARTER OF FISCAL 2023 COMPARED TO THIRD QUARTER OF FISCAL 2022
On a currency-neutral basis, Converse revenues increased 12% for the third quarter of fiscal 2023 as revenue growth in North America, Western Europe, and licensee markets was partially offset by declines in Asia. Direct to consumer revenues increased 10%, driven by strong digital sales growth in North America. Combined unit sales within the wholesale and direct to consumer channels increased 4%, primarily driven by growth in North America, while ASP increased 7%, driven by strategic pricing actions.
Reported EBIT decreased 2%, driven by higher selling and administrative expense and gross margin contraction, partially offset by higher revenues. Gross margin decreased approximately 150 basis points, driven by lower margins in direct to consumer, in part reflecting increased promotional activity, higher product costs and unfavorable changes in standard foreign currency exchange rates, partially offset by higher ASP, net of discounts, and lower other costs. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Operating overhead expense increased as a result of higher wage-related expenses and professional services costs. Demand creation expense increased as a result of increased advertising and marketing expense.
FIRST NINE MONTHS OF FISCAL 2023 COMPARED TO FIRST NINE MONTHS OF FISCAL 2022
On a currency-neutral basis, Converse revenues increased 10% for the first nine months of fiscal 2023 as revenue growth in North America, Western Europe, and licensee markets was partially offset by declines in Asia. Direct to consumer revenues increased 13%, driven by strong digital sales growth in North America. Combined unit sales within the wholesale and direct to consumer channels increased 1%, primarily driven by growth in North America, while ASP increased 8%, driven by growth in direct to consumer and strategic pricing actions.
Reported EBIT increased 4%, driven by higher revenues and gross margin expansion, partially offset by higher selling and administrative expense. Gross margin increased approximately 120 basis points driven by higher ASP, net of discounts, lower other costs, and growth in licensee revenues, partially offset by higher product costs. Selling and administrative expense increased due to higher operating overhead and demand creation expense. Operating overhead expense increased as a result of higher wage-related expenses, higher professional services costs and lower bad debt recoveries. Demand creation expense increased due to higher advertising and marketing expense, partially offset by lower retail brand presentation costs.

CORPORATE

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2023	2022	% CHANGE	2023	2022	% CHANGE
Revenues	$12	$(19)	—	$13	$(56)	—
Earnings (Loss) Before Interest and Taxes	$(696)	$(412)	-69%	$(2,014)	$(1,460)	-38%
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
THIRD QUARTER OF FISCAL 2023 COMPARED TO THIRD QUARTER OF FISCAL 2022
Corporate's loss before interest and taxes increased $284 million for the third quarter of fiscal 2023, primarily due to the following:
•an unfavorable change of $164 million primarily related to increased wage-related expenses, reported as a component of consolidated Operating overhead expense;
•an unfavorable change of $77 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin;
•an unfavorable change of $44 million related to net favorable settlements of legal and insurance matters in the prior year as well as favorable activity in the prior year related to our strategic distributor partnership transition within APLA; these results are reported as a component of consolidated Other (income) expense, net; and
•a favorable change in net foreign currency gains and losses of $13 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.
FIRST NINE MONTHS OF FISCAL 2023 COMPARED TO FIRST NINE MONTHS OF FISCAL 2022
Corporate's loss before interest and taxes increased $554 million for the first nine months of fiscal 2023, primarily due to the following:
•an unfavorable change of $366 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin;
•an unfavorable change of $247 million primarily related to increased wage and other professional service expenses, reported as a component of consolidated Operating overhead expense;
•an unfavorable change of $150 million primarily due to our strategic distributor partnership transition within APLA, including the loss recognized upon completion of the sale of our entities in Argentina and Uruguay to a third-party distributor in the second quarter of fiscal 2023, partially offset by settlements of legal matters, reported as a component of consolidated Other (income) expense, net; and
•a favorable change in net foreign currency gains and losses of $221 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the three and nine months ended February 28, 2023, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K.
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

TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $549 million and $2.5 billion for the three and nine months ended February 28, 2023, respectively, and a detriment of approximately $280 million and a benefit of $165 million for the three and nine months ended February 28, 2022, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $160 million and $729 million for the three and nine months ended February 28, 2023, respectively, and a detriment of approximately $84 million and a benefit of $45 million for the three and nine months ended February 28, 2022, respectively.
Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management has concluded our Turkey subsidiary within our EMEA operating segment is operating in a hyper-inflationary markets. As a result, beginning in the first quarter of fiscal 2023, the functional currency of our Turkey subsidiary, changed from the local currency to the U.S. Dollar. As of and for the three and nine months ended February 28, 2023, this change did not have a material impact on our results of operations or financial condition, and we do not anticipate it will have a material impact in future periods based on current rates.
Prior to the completion of the sale of our Argentina entity within our APLA operating segment during the second quarter of fiscal 2023, Management concluded this subsidiary was operating in a hyper-inflationary market. As a result, beginning in the second quarter of fiscal 2019, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. Dollar. As of and for the three and nine months ended February 28, 2023, this change did not have a material impact on our results of operations or financial condition.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $147 million and $508 million on our Income before income taxes for the three and nine months ended February 28, 2023.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $3,588 million for the first nine months of fiscal 2023, compared to $4,037 million for the first nine months of fiscal 2022. Net income, adjusted for non-cash items, generated $4,805 million of operating cash inflow for the first nine months of fiscal 2023, compared to $5,387 million for the first nine months of fiscal 2022. The net change in working capital and other assets and liabilities resulted in a decrease to Cash provided (used) by operations of $1,217 million for the first nine months of fiscal 2023 compared to a decrease of $1,350 million for the first nine months of fiscal 2022. For the first nine months of fiscal 2023, the net change in working capital compared to the prior year was relatively flat and impacted by unfavorable changes in Accounts payable and Accounts receivable, offset by favorable impacts from Inventories. These changes were, in part, due to reduced inventory purchases in the current period as we reduce our excess inventory and higher wholesale revenues, which carry a higher level of days sales outstanding. Further impacting these changes was a lower available supply of inventory in the prior year due to supply chain constraints.

Cash provided (used) by investing activities was an inflow of $137 million for the first nine months of fiscal 2023, compared to an outflow of $1,711 million for the first nine months of fiscal 2022, primarily driven by the net change in short-term investments. For the first nine months of fiscal 2023, the net change in short-term investments (including sales, maturities and purchases) resulted in a cash inflow of $775 million compared to a cash outflow of $1,156 million for the first nine months of fiscal 2022.
Cash provided (used) by financing activities was an outflow of $5,266 million for the first nine months of fiscal 2023 compared to $3,456 million for the first nine months of fiscal 2022. The increased outflow in the first nine months of fiscal 2023 was driven by higher share repurchases of $4,101 million for the first nine months of fiscal 2023 compared to $2,923 million in the first nine months of fiscal 2022, as well as lower proceeds from stock option exercises, which resulted in a cash inflow of $413 million in the first nine months of fiscal 2023 compared to $959 million in the first nine months of fiscal 2022.
During the first nine months of fiscal 2023, we repurchased a total of 38.4 million shares of NIKE's Class B Common Stock for $4.1 billion (an average price of $107.16 per share). In August 2022, we terminated the previous four-year, $15 billion share repurchase program approved by the Board of Directors in June 2018. Under this program, we repurchased 6.5 million shares for a total approximate cost of $710.0 million (an average price of $109.85 per share) during the first quarter of fiscal 2023 and 83.8 million shares for a total approximate cost of $9.4 billion (an average price of $111.82 per share) during the term of the program. Upon termination of the four-year, $15 billion program, we began purchasing shares under the new four-year, $18 billion share repurchase plan authorized by the Board of Directors in June 2022. As of February 28, 2023, we had repurchased 32.0 million shares at a cost of approximately $3.4 billion (an average price of $106.61 per share) under this new program. We continue to expect funding of share repurchases will come from operating cash flows and excess cash. The timing and the amount of share repurchases will be dictated by our capital needs and stock market conditions.
CAPITAL RESOURCES
On July 21, 2022, we filed a shelf registration statement (the “Shelf”) with the U.S. Securities and Exchange Commission (the "SEC") which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 21, 2025.
As of February 28, 2023, our committed credit facilities were unchanged from the information previously reported in our Form 10-K for the fiscal year ended May 31, 2022. We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes. As of February 28, 2023, we were in full compliance with the covenants under our facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future. As of February 28, 2023 and May 31, 2022, no amounts were outstanding under our committed credit facilities.
On March 10, 2023, subsequent to the end of the third quarter of fiscal 2023, we entered into a 364-day committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings, with the option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 8, 2024, with an option to extend the maturity date by 364 days. This facility replaces the prior $1 billion 364-day credit facility agreement entered into on March 11, 2022, which matured on March 10, 2023. Refer to Note 5 — Short-term Borrowings and Credit Lines for additional information.
Liquidity is also provided by our $3 billion commercial paper program. As of and for the three months ended February 28, 2023, we did not have any borrowings outstanding under our $3 billion program. We may issue commercial paper or other debt securities depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
To date, in fiscal 2023, we have not experienced difficulty accessing the capital or bank markets; however, future volatility may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of February 28, 2023, we had Cash and equivalents and Short-term investments totaling $10.8 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of February 28, 2023, the weighted average days to maturity of our cash equivalents and short-term investments portfolio was 104 days.
We believe that existing Cash and equivalents, Short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.
There have been no significant changes to the material cash requirements reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

OFF-BALANCE SHEET ARRANGEMENTS
As of February 28, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 — Summary of Significant Accounting Policies within the accompanying Notes to the Unaudited Condensed Financial Statements for recently adopted and issued accounting standards.
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2023.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating or financial results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic; international, national and local political, civil, economic and market conditions; the size and growth of the overall athletic or leisure footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic or leisure footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; our ability to execute on our sustainability strategy and achieve our sustainability-related goals and targets, including sustainable product offerings; difficulties in implementing, operating and maintaining NIKE’s increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials, labor and energy used to manufacture products; new product development and introduction; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity and an inability to maintain NIKE's reputation and brand image, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE’s debt ratings; changes in business strategy or development plans; general risks associated with doing business outside of the United States, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, sanctions, political and economic instability, conflicts and terrorism; the potential impact of new and existing laws, regulations or policy, including, without limitation, tariffs, import/export, trade, wage and hour or labor and immigration regulations or policies; changes in government regulations; the impact of, including business and legal developments relating to, climate change, extreme weather conditions and natural disasters; litigation, regulatory proceedings, sanctions or any other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel or our corporate culture, values or purpose; the effects of NIKE’s decision to invest in or divest of businesses or capabilities; and other factors referenced or incorporated by reference in this report and other reports.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 13 — Contingencies within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2022, the Board of Directors approved a four-year, $18 billion share repurchase program. As of February 28, 2023, the Company had repurchased 32.0 million shares at an average price of $106.61 per share for a total approximate cost of $3.4 billion under the program.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended February 28, 2023:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN OR PROGRAM (IN MILLIONS)
December 1 - December 31, 2022	6,993,677	$111.27	$15,334
January 1 - January 31, 2023	3,040,909	$125.65	$14,952
February 1 - February 28, 2023	2,902,915	$123.50	$14,594
	12,937,501	$117.39

ITEM 6. EXHIBITS
(a) EXHIBITS:

3.	Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 19, 2020).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
10.1
Credit Agreement dated as of March 10, 2023, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, and the other Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2023).

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

NIKE, INC. an Oregon Corporation
By:	/s/ MATTHEW FRIEND Matthew Friend Chief Financial Officer and Authorized Officer
Date:	April 6, 2023