Form 10-Q
period 2023-08-31
NIKE, Inc.
filed 2023-10-06
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2023

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
•
whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
•
if an emerging growth company, if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of September 30, 2023, the number of shares of the Registrant's Common Stock outstanding were:
Class A	297,897,252
Class B	1,224,012,873
1,521,910,125

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED AUGUST 31,
(In millions, except per share data)	2023	2022
Revenues	$12,939	$12,687
Cost of sales	7,219	7,072
Gross profit	5,720	5,615
Demand creation expense	1,069	943
Operating overhead expense	3,047	2,977
Total selling and administrative expense	4,116	3,920
Interest expense (income), net	(34)	13
Other (income) expense, net	(10)	(146)
Income before income taxes	1,648	1,828
Income tax expense	198	360
NET INCOME	$1,450	$1,468
Earnings per common share:
Basic	$0.95	$0.94
Diluted	$0.94	$0.93
Weighted average common shares outstanding:
Basic	1,528.4	1,567.1
Diluted	1,543.3	1,585.8
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022
Net income	$1,450	$1,468
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	36	(226)
Change in net gains (losses) on cash flow hedges	(134)	555
Change in net gains (losses) on other	3	(11)
Total other comprehensive income (loss), net of tax	(95)	318
TOTAL COMPREHENSIVE INCOME	$1,355	$1,786
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	AUGUST 31,	MAY 31,
(In millions)	2023	2023
ASSETS
Current assets:
Cash and equivalents	$6,178	$7,441
Short-term investments	2,612	3,234
Accounts receivable, net	4,749	4,131
Inventories	8,698	8,454
Prepaid expenses and other current assets	2,013	1,942
Total current assets	24,250	25,202
Property, plant and equipment, net	5,109	5,081
Operating lease right-of-use assets, net	2,939	2,923
Identifiable intangible assets, net	272	274
Goodwill	281	281
Deferred income taxes and other assets	3,935	3,770
TOTAL ASSETS	$36,786	$37,531
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Notes payable	6	6
Accounts payable	2,738	2,862
Current portion of operating lease liabilities	435	425
Accrued liabilities	4,987	5,723
Income taxes payable	295	240
Total current liabilities	8,461	9,256
Long-term debt	8,929	8,927
Operating lease liabilities	2,807	2,786
Deferred income taxes and other liabilities	2,618	2,558
Commitments and contingencies (Note 11)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 298 and 305 shares outstanding	—	—
Class B — 1,226 and 1,227 shares outstanding	3	3
Capital in excess of stated value	12,590	12,412
Accumulated other comprehensive income (loss)	136	231
Retained earnings	1,242	1,358
Total shareholders' equity	13,971	14,004
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$36,786	$37,531
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022
Cash provided (used) by operations:
Net income	$1,450	$1,468
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	191	169
Deferred income taxes	(68)	(43)
Stock-based compensation	196	170
Amortization, impairment and other	(5)	(9)
Net foreign currency adjustments	(7)	16
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(621)	(415)
(Increase) decrease in inventories	(263)	(1,363)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(225)	(128)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(714)	492
Cash provided (used) by operations	(66)	357
Cash provided (used) by investing activities:
Purchases of short-term investments	(1,144)	(2,469)
Maturities of short-term investments	778	1,432
Sales of short-term investments	1,038	948
Additions to property, plant and equipment	(253)	(264)
Other investing activities	(1)	139
Cash provided (used) by investing activities	418	(214)
Cash provided (used) by financing activities:
Increase (decrease) in notes payable, net	—	(1)
Proceeds from exercise of stock options and other stock issuances	99	82
Repurchase of common stock	(1,133)	(983)
Dividends — common and preferred	(524)	(480)
Other financing activities	(41)	(22)
Cash provided (used) by financing activities	(1,599)	(1,404)
Effect of exchange rate changes on cash and equivalents	(16)	(87)
Net increase (decrease) in cash and equivalents	(1,263)	(1,348)
Cash and equivalents, beginning of period	7,441	8,574
CASH AND EQUIVALENTS, END OF PERIOD	$6,178	$7,226
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$148	$124
Dividends declared and not paid	519	482
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2023	305	$—	1,227	$3	$12,412	$231	$1,358	$14,004
Stock options exercised			2		106			106
Conversion to Class B Common Stock	(7)		7					—
Repurchase of Class B Common Stock			(10)		(85)		(1,047)	(1,132)
Dividends on common stock ($0.340 per share) and preferred stock $0.10 per share)							(519)	(519)
Issuance of shares to employees, net of shares withheld for employee taxes					(39)		—	(39)
Stock-based compensation					196			196
Net income							1,450	1,450
Other comprehensive income (loss)						(95)		(95)
Balance at August 31, 2023	298	$—	1,226	$3	$12,590	$136	$1,242	$13,971

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2022	305	$—	1,266	$3	$11,484	$318	$3,476	$15,281
Stock options exercised			2		80			80
Repurchase of Class B Common Stock			(9)		(66)		(925)	(991)
Dividends on common stock ($0.305 per share) and preferred stock ($0.10 per share)							(482)	(482)
Issuance of shares to employees, net of shares withheld for employee taxes					(20)		(2)	(22)
Stock-based compensation					170			170
Net income							1,468	1,468
Other comprehensive income (loss)						318		318
Balance at August 31, 2022	305	$—	1,259	$3	$11,648	$636	$3,535	$15,822
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company" or "NIKE") and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2023, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (the "Annual Report"). The results of operations for the three months ended August 31, 2023, are not necessarily indicative of results to be expected for the entire fiscal year.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In September 2022, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new guidance requires qualitative and quantitative disclosure sufficient to enable users of the financial statements to understand the nature, activity during the period, changes from period to period and potential magnitude of such programs. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted the required guidance in the first quarter of fiscal 2024.
Certain financial institutions offer voluntary supplier finance programs facilitated through a third-party platform that provide participating suppliers the option to finance valid payment obligations from the Company. The Company is not a party to agreements negotiated between participating suppliers and third-party financial institutions. The Company's obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in these programs and the Company does not provide guarantees to third parties in connection with these programs. As of August 31, 2023 and May 31, 2023, the Company had $953 million and $834 million, respectively, of outstanding supplier obligations confirmed as valid under these programs. These amounts are included within Accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

NOTE 2 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	AUGUST 31,	MAY 31,
(Dollars in millions)	2023	2023
Compensation and benefits, excluding taxes	$1,133	$1,737
Sales-related reserves	1,003	994
Dividends payable	526	529
Import and logistics	439	370
Endorsement compensation	303	552
Other	1,583	1,541
TOTAL ACCRUED LIABILITIES	$4,987	$5,723

NOTE 3 — FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives, equity securities and available-for-sale debt securities. For additional information about the Company's fair value policies, refer to Note 1 — Summary of Significant Accounting Policies within the Annual Report.
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of August 31, 2023 and May 31, 2023, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	AUGUST 31, 2023
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,432	$1,432	$—
Level 1:
U.S. Treasury securities	2,022	4	2,018
Level 2:
Commercial paper and bonds	549	13	536
Money market funds	4,154	4,154	—
Time deposits	581	575	6
U.S. Agency securities	52	—	52
Total Level 2	5,336	4,742	594
TOTAL	$8,790	$6,178	$2,612

	MAY 31, 2023
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,767	$1,767	$—
Level 1:
U.S. Treasury securities	2,655	—	2,655
Level 2:
Commercial paper and bonds	543	15	528
Money market funds	5,157	5,157	—
Time deposits	507	502	5
U.S. Agency securities	46	—	46
Total Level 2	6,253	5,674	579
TOTAL	$10,675	$7,441	$3,234
As of August 31, 2023, the Company held $1,945 million of available-for-sale debt securities with maturity dates within one year and $667 million with maturity dates greater than one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $99 million and $65 million for the three months ended August 31, 2023 and 2022, respectively.

The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	AUGUST 31, 2023
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$491	$420	$71	$235	$177	$58
(1)If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $233 million as of August 31, 2023. As of that date, the Company received $7 million of cash collateral from counterparties related to foreign exchange derivative instruments. No amount of collateral was posted on the derivative liability balance as of August 31, 2023.

	MAY 31, 2023
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$557	$493	$64	$180	$128	$52
(1)If the foreign exchange derivative instruments had been netted on the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $178 million as of May 31, 2023. As of that date, the Company received $36 million of cash collateral from counterparties related to foreign exchange derivative instruments. No amount of collateral was posted on the derivative liability balance as of May 31, 2023.
For additional information related to the Company's derivative financial instruments and credit risk, refer to Note 7 — Risk Management and Derivatives.
The carrying amounts of other current financial assets and other current financial liabilities approximate fair value.
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt, including the current portion, was approximately $7,768 million at August 31, 2023 and $7,889 million at May 31, 2023.
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

NOTE 4 — INCOME TAXES
The effective tax rate was 12.0% and 19.7% for the three months ended August 31, 2023 and 2022, respectively. The decrease in the Company's effective tax rate was primarily due to the impact of temporary relief provided by the Internal Revenue Service ("IRS") relating to U.S. foreign tax credit regulations. On July 21, 2023, the IRS issued Notice 2023-55 which specifically delayed the application of certain U.S. foreign tax credit regulations that had previously limited the Company's ability to claim credits on certain foreign taxes for the fiscal year ended May 31, 2023. As a result of this new guidance, the Company recognized a one-time tax benefit related to prior year tax positions in the first three months of fiscal 2024.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that included, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which was effective for the Company beginning June 1, 2023. Based on the Company's current analysis of the provisions, these tax law changes are not expected to have a material impact on the Company's financial statements for fiscal 2024.
As of August 31, 2023, total gross unrecognized tax benefits, excluding related interest and penalties, were $931 million, $644 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2023, total gross unrecognized tax benefits, excluding related interest and penalties, were $936 million. As of August 31, 2023 and May 31, 2023, accrued interest and penalties related to uncertain tax positions were $274 million and $268 million, respectively, (excluding federal benefit) and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
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

NOTE 5 — STOCK-BASED COMPENSATION
STOCK-BASED COMPENSATION
The NIKE, Inc. Stock Incentive Plan (the "Stock Incentive Plan") provides for the issuance of up to 798 million previously unissued shares of Class B Common Stock in connection with equity awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights and stock awards, including restricted stock and restricted stock units. Restricted stock units include both time-vesting restricted stock units ("RSUs") as well as performance-based restricted stock units ("PSUs"). In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under employee stock purchase plans ("ESPPs"). For additional information, refer to Note 9 — Common Stock and Stock-Based Compensation within the Annual Report.
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022
Stock options(1)	$76	$75
ESPPs	21	15
Restricted stock and restricted stock units(1)(2)	99	80
TOTAL STOCK-BASED COMPENSATION EXPENSE	$196	$170
(1)Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is primarily recorded for employees meeting certain retirement eligibility requirements.
(2)Restricted stock units include RSUs and PSUs.
The income tax benefit related to stock-based compensation expense was $17 million and $20 million for the three months ended August 31, 2023 and 2022, respectively, and reported within Income tax expense.
STOCK OPTIONS
The weighted average fair value per share of stock options granted during the three months ended August 31, 2023 and 2022, computed as of the grant date using the Black-Scholes pricing model, was $34.79 and $32.13, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	THREE MONTHS ENDED AUGUST 31,
	2023	2022
Dividend yield	1.1%	0.8%
Expected volatility	29.2%	27.0%
Weighted average expected life (in years)	5.8	5.8
Risk-free interest rate	4.2%	2.7%
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
As of August 31, 2023, the Company had $387 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.4 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
The weighted average fair value per share of restricted stock and restricted stock units granted for the three months ended August 31, 2023 and 2022, computed as of the grant date, was $106.85 and $127.16, respectively.
As of August 31, 2023, the Company had $676 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.3 years.

NOTE 6 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share exclude restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an estimated additional 33.7 million and 23.8 million shares of common stock outstanding for the three months ended August 31, 2023 and 2022, respectively, because the awards were assumed to be anti-dilutive.

	THREE MONTHS ENDED AUGUST 31,
(In millions, except per share data)	2023	2022
Net income available to common stockholders	$1,450	$1,468
Determination of shares:
Weighted average common shares outstanding	1,528.4	1,567.1
Assumed conversion of dilutive stock options and awards	14.9	18.7
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,543.3	1,585.8
Earnings per common share:
Basic	$0.95	$0.94
Diluted	$0.94	$0.93

NOTE 7 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the three months ended August 31, 2023, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report. For additional information about the Company's derivatives and hedging policies, refer to Note 1 — Summary of Significant Accounting Policies and Note 12 — Risk Management and Derivatives within the Annual Report.
The majority of derivatives outstanding as of August 31, 2023, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Chinese Yuan/U.S. Dollar and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	AUGUST 31,	MAY 31,
(Dollars in millions)		2023	2023
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$406	$480
Foreign exchange forwards and options	Deferred income taxes and other assets	71	64
Total derivatives formally designated as hedging instruments		477	544
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	14	13
Total derivatives not designated as hedging instruments		14	13
TOTAL DERIVATIVE ASSETS		$491	$557

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	AUGUST 31,	MAY 31,
(Dollars in millions)		2023	2023
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$142	$93
Foreign exchange forwards and options	Deferred income taxes and other liabilities	58	52
Total derivatives formally designated as hedging instruments		200	145
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	35	35
Total derivatives not designated as hedging instruments		35	35
TOTAL DERIVATIVE LIABILITIES		$235	$180

The following tables present the amounts in the Unaudited Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	THREE MONTHS ENDED AUGUST 31,
	2023		2022
(Dollars in millions)	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY	TOTAL	AMOUNT OF GAIN (LOSS) ON CASH FLOW HEDGE ACTIVITY
Revenues	$12,939	$1	$12,687	$(9)
Cost of sales	7,219	86	7,072	109
Demand creation expense	1,069	—	943	(1)
Other (income) expense, net	(10)	35	(146)	82
Interest expense (income), net	(34)	(2)	13	(2)

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED AUGUST 31,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED AUGUST 31,
	2023	2022		2023	2022
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(18)	$25	Revenues	$1	$(9)
Foreign exchange forwards and options	(2)	487	Cost of sales	86	109
Foreign exchange forwards and options	—	(5)	Demand creation expense	—	(1)
Foreign exchange forwards and options	(10)	293	Other (income) expense, net	35	82
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(2)
TOTAL DESIGNATED CASH FLOW HEDGES	$(30)	$800		$120	$179
(1)For the three months ended August 31, 2023 and 2022, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES		LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options and embedded derivatives	$(27)	$61	Other (income) expense, net
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
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $18.3 billion as of August 31, 2023. Approximately $313 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of August 31, 2023, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of August 31, 2023, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 27 months.

UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the remeasurement gain or loss from the hedged balance sheet position. The total notional amount of outstanding undesignated derivative instruments was $3.7 billion as of August 31, 2023.
CREDIT RISK
The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could trigger collateral requirements. As of August 31, 2023, the Company was in compliance with all credit risk-related contingent features, and derivative instruments with such features were in a net asset position of approximately $256 million. Accordingly, the Company was not required to post cash collateral as a result of these contingent features. Further, $7 million of collateral was received on the Company's derivative asset balance as of August 31, 2023. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 3 — Fair Value Measurements.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2023	$(253)	$431	$115	$(62)	$231
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	36	(23)	—	—	13
Reclassifications to net income of previously deferred (gains) losses(3)	—	(111)	—	3	(108)
Total other comprehensive income (loss)	36	(134)	—	3	(95)
Balance at August 31, 2023	$(217)	$297	$115	$(59)	$136
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of tax benefit (expense) of $0 million, $7 million, $0 million, $0 million and $7 million, respectively.
(3)Net of tax (benefit) expense of $0 million, $9 million, $0 million, $(1) million and $8 million, respectively.

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

The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Unaudited Condensed Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022
Gains (losses) on foreign currency translation adjustment	$—	$(46)	Other (income) expense, net
Total before tax	—	(46)
Tax (expense) benefit	—	—
Gain (loss) net of tax	—	(46)
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	1	(9)	Revenues
Foreign exchange forwards and options	86	109	Cost of sales
Foreign exchange forwards and options	—	(1)	Demand creation expense
Foreign exchange forwards and options	35	82	Other (income) expense, net
Interest rate swaps	(2)	(2)	Interest expense (income), net
Total before tax	120	179
Tax (expense) benefit	(9)	(18)
Gain (loss) net of tax	111	161
Gains (losses) on other	(4)	11	Other (income) expense, net
Total before tax	(4)	11
Tax (expense) benefit	1	(3)
Gain (loss) net of tax	(3)	8
Total net gain (loss) reclassified for the period	$108	$123

NOTE 9 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues disaggregated by reportable operating segment, major product line and distribution channel:

	THREE MONTHS ENDED AUGUST 31, 2023
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,733	$2,260	$1,287	$1,141	$—	$8,421	$522	$—	$8,943
Apparel	1,479	1,137	401	371	—	3,388	20	—	3,408
Equipment	211	213	47	60	—	531	11	—	542
Other	—	—	—	—	13	13	35	(2)	46
TOTAL REVENUES	$5,423	$3,610	$1,735	$1,572	$13	$12,353	$588	$(2)	$12,939
Revenues by:
Sales to Wholesale Customers	$2,772	$2,379	$895	$937	$—	$6,983	$329	$—	$7,312
Sales through Direct to Consumer	2,651	1,231	840	635	—	5,357	224	—	5,581
Other	—	—	—	—	13	13	35	(2)	46
TOTAL REVENUES	$5,423	$3,610	$1,735	$1,572	$13	$12,353	$588	$(2)	$12,939

	THREE MONTHS ENDED AUGUST 31, 2022
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,805	$2,012	$1,233	$1,064	$—	$8,114	$577	$—	$8,691
Apparel	1,494	1,153	374	413	—	3,434	20	—	3,454
Equipment	211	168	49	58	—	486	8	—	494
Other	—	—	—	—	14	14	38	(4)	48
TOTAL REVENUES	$5,510	$3,333	$1,656	$1,535	$14	$12,048	$643	$(4)	$12,687
Revenues by:
Sales to Wholesale Customers	$3,027	$2,203	$839	$914	$—	$6,983	$344	$—	$7,327
Sales through Direct to Consumer	2,483	1,130	817	621	—	5,051	261	—	5,312
Other	—	—	—	—	14	14	38	(4)	48
TOTAL REVENUES	$5,510	$3,333	$1,656	$1,535	$14	$12,048	$643	$(4)	$12,687
For the three months ended August 31, 2023 and 2022, Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment. Converse Other revenues were primarily attributable to licensing businesses. Corporate revenues primarily consisted of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through the Company's central foreign exchange risk management program.
As of August 31, 2023 and May 31, 2023, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

NOTE 10 — OPERATING SEGMENTS
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
The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes ("EBIT"), which represents Net income before Interest expense (income), net, and Income tax expense in the Unaudited Condensed Consolidated Statements of Income.
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

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022
REVENUES
North America	$5,423	$5,510
Europe, Middle East & Africa	3,610	3,333
Greater China	1,735	1,656
Asia Pacific & Latin America	1,572	1,535
Global Brand Divisions	13	14
Total NIKE Brand	12,353	12,048
Converse	588	643
Corporate	(2)	(4)
TOTAL NIKE, INC. REVENUES	$12,939	$12,687
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,434	$1,377
Europe, Middle East & Africa	930	975
Greater China	525	541
Asia Pacific & Latin America	414	500
Global Brand Divisions	(1,205)	(1,187)
Converse	167	209
Corporate	(651)	(574)
Interest expense (income), net	(34)	13
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,648	$1,828

	AUGUST 31,	MAY 31,
(Dollars in millions)	2023	2023
ACCOUNTS RECEIVABLE, NET
North America	$1,932	$1,653
Europe, Middle East & Africa	1,562	1,197
Greater China	161	162
Asia Pacific & Latin America	687	700
Global Brand Divisions	84	96
Total NIKE Brand	4,426	3,808
Converse	240	235
Corporate	83	88
TOTAL ACCOUNTS RECEIVABLE, NET	$4,749	$4,131
INVENTORIES
North America	$3,761	$3,806
Europe, Middle East & Africa	2,220	2,167
Greater China	1,182	973
Asia Pacific & Latin America	1,072	894
Global Brand Divisions	222	232
Total NIKE Brand	8,457	8,072
Converse	300	305
Corporate	(59)	77
TOTAL INVENTORIES(1)	$8,698	$8,454
(1)Inventories as of August 31, 2023 and May 31, 2023, were substantially all finished goods.

	AUGUST 31,	MAY 31,
(Dollars in millions)	2023	2023
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$792	$794
Europe, Middle East & Africa	1,043	1,009
Greater China	276	292
Asia Pacific & Latin America	275	279
Global Brand Divisions	889	840
Total NIKE Brand	3,275	3,214
Converse	36	38
Corporate	1,798	1,829
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$5,109	$5,081
NOTE 11 — CONTINGENCIES
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
BELGIAN CUSTOMS CLAIM
The Company has received claims for certain years from Belgian Customs and other government authorities for alleged underpaid duties related to products imported beginning in fiscal 2018. The Company disputes these claims and has engaged in the appellate process. The Company has issued bank guarantees in order to appeal the claims. At this time, the Company is unable to estimate the range of loss and cannot predict the final outcome as it could take several years to reach a resolution on this matter. If this matter is ultimately resolved against the Company, the amounts owed, including fines, penalties and other consequences relating to the matter, could have a material adverse effect on the Company's results of operations, financial position and cash flows.

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
Through the Consumer Direct Acceleration strategy, we are focused on creating the marketplace of the future with more premium, consistent and seamless consumer experiences, leading with digital and our owned stores, as well as select wholesale partners. In addition, our product creation and marketing organizations are aligned to a consumer construct focused on sports dimensions through Men's, Women's and Kids', which allows us to better serve consumer needs. We continue to invest in a new Enterprise Resource Planning Platform, data and analytics, demand sensing, insight gathering and other areas to create an end-to-end technology foundation, which we believe will further accelerate our digital transformation. We believe this unified approach will accelerate growth and unlock more efficiency for our business, while driving speed and responsiveness as we serve consumers globally.
FINANCIAL HIGHLIGHTS
•NIKE, Inc. Revenues for the first quarter of fiscal 2024 were $12.9 billion, an increase of 2% on both a reported and currency-neutral basis, compared to the first quarter of fiscal 2023
•NIKE Direct revenues grew 6% from $5.1 billion for the first quarter of fiscal 2023 to $5.4 billion for the first quarter of fiscal 2024, and represented approximately 43% of total NIKE Brand revenues for the first quarter of fiscal 2024
•Gross margin for the first quarter of fiscal 2024 decreased 10 basis points to 44.2%, primarily driven by higher product costs and unfavorable changes in foreign currency exchange rates, largely offset by strategic pricing actions
•Inventories as of August 31, 2023, were $8.7 billion, an increase of 3% compared to May 31, 2023, primarily driven by product mix and lower inventory obsolescence reserves
•We returned $1.7 billion to our shareholders in the first quarter of fiscal 2024 through share repurchases and dividends
ECONOMIC CONDITIONS AND MARKET DYNAMICS
•Consumer Spending: Our growth in Revenues for the first quarter of fiscal 2024 reflects ongoing demand for our products despite ongoing uncertainty in the global economy. We will continue to closely monitor macroeconomic conditions, including the potential impacts of inflation and rising interest rates on consumer behavior.
•Inflationary Pressures: Inflationary pressures, including higher product costs, negatively impacted gross margin for the first quarter of fiscal 2024. The strategic pricing actions we have taken more than offset the impact of these higher product costs on gross margin in the first quarter of fiscal 2024.
•Supply Chain Conditions: During the first quarter of fiscal 2024 and as of August 31, 2023, our inventory levels were healthy as we continue to experience normalized inventory transit times and flow of seasonal product.
•Foreign Currency Impacts: As a global company with significant operations outside the United States, we are exposed to risk arising from changes in foreign currency exchange rates. For additional information, refer to "Foreign Currency Exposures and Hedging Practices".
We continue to be confident in our brand strength. We are focused on scaling a deep, diverse and distinct product portfolio as well as deepening our consumer connections, while carefully managing the health of our most iconic product franchises. However, the operating environment could remain volatile in fiscal 2024 as the risk exists that worsening macroeconomic conditions could have a material adverse impact on our future revenue growth as well as overall profitability.

USE OF NON-GAAP FINANCIAL MEASURES
Throughout this Quarterly Report on Form 10-Q, we discuss non-GAAP financial measures, which should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with U.S. GAAP. References to these measures should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Management uses these non-GAAP measures when evaluating the Company's performance, including when making financial and operating decisions. Additionally, management believes these non-GAAP financial measures provide investors with additional financial information that should be considered when assessing our underlying business performance and trends.
Earnings Before Interest and Taxes ("EBIT"): Calculated as Net income before Interest expense (income), net and Income tax expense in the Consolidated Statements of Income. Total NIKE, Inc. EBIT for the three months ended August 31, 2023 and 2022 are as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022
Net income	$1,450	$1,468
Add: Interest expense (income), net	(34)	13
Add: Income tax expense	198	360
Earnings before interest and taxes	$1,614	$1,841
EBIT margin: Calculated as total NIKE, Inc. EBIT divided by total NIKE, Inc. Revenues. Our EBIT margin calculation for the three months ended August 31, 2023 and 2022 are as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022
Numerator
Earnings before interest and taxes	$1,614	$1,841
Denominator
Total NIKE, Inc. Revenues	$12,939	$12,687
EBIT margin	12.5%	14.5%
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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions, except per share data)	2023	2022	% CHANGE
Revenues	$12,939	$12,687	2%
Cost of sales	7,219	7,072	2%
Gross profit	5,720	5,615	2%
Gross margin	44.2%	44.3%
Demand creation expense	1,069	943	13%
Operating overhead expense	3,047	2,977	2%
Total selling and administrative expense	4,116	3,920	5%
% of revenues	31.8%	30.9%
Interest expense (income), net	(34)	13	—
Other (income) expense, net	(10)	(146)	—
Income before income taxes	1,648	1,828	-10%
Income tax expense	198	360	-45%
Effective tax rate	12.0%	19.7%
NET INCOME	$1,450	$1,468	-1%
Diluted earnings per common share	$0.94	$0.93	1%
CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$8,421	$8,114	4%	4%
Apparel	3,388	3,434	-1%	-1%
Equipment	531	486	9%	9%
Global Brand Divisions(2)	13	14	-7%	1%
Total NIKE Brand Revenues	12,353	12,048	3%	3%
Converse	588	643	-9%	-9%
Corporate(3)	(2)	(4)	—	—
TOTAL NIKE, INC. REVENUES	$12,939	$12,687	2%	2%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,983	$6,983	0%	1%
Sales through NIKE Direct	5,357	5,051	6%	6%
Global Brand Divisions(2)	13	14	-7%	1%
TOTAL NIKE BRAND REVENUES	$12,353	$12,048	3%	3%
(1)The percent change excluding currency changes represents a non-GAAP financial measure. For additional information, see "Use of Non-GAAP Financial Measures".
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

FIRST QUARTER OF FISCAL 2024 COMPARED TO FIRST QUARTER OF FISCAL 2023
•NIKE, Inc. Revenues were $12.9 billion for the first quarter of fiscal 2024, which increased 2% compared to the first quarter of fiscal 2023 on a reported and currency-neutral basis. The increase, on a currency-neutral basis, was driven by higher revenues in Europe, Middle East & Africa ("EMEA") and Greater China, which contributed approximately 2 and 1 percentage points to NIKE, Inc. Revenues, respectively. Lower revenues in North America reduced NIKE, Inc. Revenues by approximately 1 percentage point.
•NIKE Brand revenues, which represented over 90% of NIKE, Inc. Revenues, increased 3% on a reported and currency-neutral basis. This increase was primarily due to higher revenues in the Jordan Brand and Women's, partially offset by lower revenues in Men's and Kids'.
•NIKE Brand footwear revenues increased 4% on a currency-neutral basis due to higher revenues in the Jordan Brand, Women's and Men's, partially offset by lower revenues in Kids'. Unit sales of footwear decreased 1%, while higher average selling price ("ASP") per pair contributed approximately 5 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, net of discounts, on a wholesale equivalent basis, and growth in the size of our NIKE Direct business, partially offset by lower NIKE Direct ASP.
•NIKE Brand apparel revenues decreased 1% on a currency-neutral basis, primarily due to lower revenues in Men's, Women's and the Jordan Brand. Unit sales of apparel decreased 12%, while higher ASP per unit contributed approximately 11 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs.
•NIKE Direct revenues increased 6% from $5.1 billion in the first quarter of fiscal 2023 to $5.4 billion in the first quarter of fiscal 2024. On a currency-neutral basis, NIKE Direct revenues increased 6%, driven by comparable store sales growth of 8%, the addition of new stores and NIKE Brand Digital sales growth of 2%. For additional information regarding comparable store sales, including the definition, see "Comparable Store Sales". NIKE Brand Digital sales were $2.9 billion for the first quarter of fiscal 2024 compared to $2.8 billion for the first quarter of fiscal 2023. Within NIKE Direct revenues, there were certain reclassifications made between NIKE-owned retail stores and NIKE Brand Digital in the prior period to conform to current period presentation. The reclassifications did not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
GROSS MARGIN

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022	% CHANGE
Gross profit	$5,720	$5,615	2%
Gross margin	44.2%	44.3%	(10) bps
For the first quarter of fiscal 2024, our consolidated gross margin was 10 basis points lower than the prior year primarily due to:
•Higher NIKE Brand product costs, on a wholesale equivalent basis (decreasing gross margin approximately 180 basis points);
•Unfavorable changes in net foreign currency exchange rates, including hedges (decreasing gross margin approximately 90 basis points); and
•Lower off-price margin, on a wholesale equivalent basis (decreasing gross margin approximately 30 basis points).
This was partially offset by:
•Higher NIKE Brand full-price ASP, net of discounts, on a wholesale equivalent basis (increasing gross margin approximately 300 basis points) due primarily to strategic pricing actions; and
•Higher margin in our NIKE Direct business (increasing gross margin approximately 10 basis points).

TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022	% CHANGE
Demand creation expense(1)	$1,069	$943	13%
Operating overhead expense	3,047	2,977	2%
Total selling and administrative expense	$4,116	$3,920	5%
% of revenues	31.8%	30.9%	90 bps
(1)Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary products, television, digital and print advertising and media costs, brand events and retail brand presentation.
FIRST QUARTER OF FISCAL 2024 COMPARED TO FIRST QUARTER OF FISCAL 2023
Demand creation expense increased 13% primarily due to an increase in advertising and marketing expense. Changes in foreign currency exchange rates did not have a material impact on Demand creation expense.
Operating overhead expense increased 2% primarily due to higher wage-related expenses and NIKE Direct variable costs, partially offset by lower technology spend. Changes in foreign currency exchange rates did not have a material impact on Operating overhead expense.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022
Other (income) expense, net	$(10)	$(146)
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the first quarter of fiscal 2024, Other (income) expense, net decreased from $146 million of other income, net, to $10 million of other income, net, in the current year, primarily due to a net unfavorable change in foreign currency conversion gains and losses, including hedges, as well as net favorable settlements of legal matters in the prior year.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had unfavorable impacts of approximately $65 million on our Income before income taxes for the first quarter of fiscal 2024.
INCOME TAXES

	THREE MONTHS ENDED AUGUST 31,
	2023	2022	% CHANGE
Effective tax rate	12.0%	19.7%	(770) bps
Our effective tax rate was 12.0% for the first quarter of fiscal 2024 compared to 19.7% for the first quarter of fiscal 2023, primarily due to a one-time benefit provided by the recent delay of the effective date of certain U.S. foreign tax credit regulations.
For additional information, refer to Note 4 — Income Taxes within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

OPERATING SEGMENTS
As discussed in Note 10 — Operating Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements, our operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
The breakdown of Revenues is as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$5,423	$5,510	-2%	-1%
Europe, Middle East & Africa	3,610	3,333	8%	6%
Greater China	1,735	1,656	5%	12%
Asia Pacific & Latin America	1,572	1,535	2%	3%
Global Brand Divisions(2)	13	14	-7%	1%
TOTAL NIKE BRAND	12,353	12,048	3%	3%
Converse	588	643	-9%	-9%
Corporate(3)	(2)	(4)	—	—
TOTAL NIKE, INC. REVENUES	$12,939	$12,687	2%	2%
(1)    The percent change excluding currency changes represents a non-GAAP financial measure. For additional information, see "Use of Non-GAAP Financial Measures".
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
The breakdown of EBIT is as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022	% CHANGE
North America	$1,434	$1,377	4%
Europe, Middle East & Africa	930	975	-5%
Greater China	525	541	-3%
Asia Pacific & Latin America	414	500	-17%
Global Brand Divisions	(1,205)	(1,187)	-2%
TOTAL NIKE BRAND(1)	2,098	2,206	-5%
Converse	167	209	-20%
Corporate	(651)	(574)	-13%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	1,614	1,841	-12%
EBIT margin(1)	12.5%	14.5%
Interest expense (income), net	(34)	13	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,648	$1,828	-10%
(1)    Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT margin represent non-GAAP financial measures. For further information, see "Use of Non-GAAP Financial Measures".

NORTH AMERICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$3,733	$3,805	-2%	-2%
Apparel	1,479	1,494	-1%	-1%
Equipment	211	211	0%	0%
TOTAL REVENUES	$5,423	$5,510	-2%	-1%
Revenues by:
Sales to Wholesale Customers	$2,772	$3,027	-8%	-8%
Sales through NIKE Direct	2,651	2,483	7%	7%
TOTAL REVENUES	$5,423	$5,510	-2%	-1%
EARNINGS BEFORE INTEREST AND TAXES	$1,434	$1,377	4%
FIRST QUARTER OF FISCAL 2024 COMPARED TO FIRST QUARTER OF FISCAL 2023
•North America revenues decreased 1% on a currency-neutral basis, due to lower revenues in Men's, Women's and Kids', largely offset by higher revenues in the Jordan Brand. Wholesale revenues decreased 8%, reflecting our proactive decisions to manage inventory supply and prioritize marketplace health. NIKE Direct revenues increased 7%, driven by comparable store sales growth of 6%, the addition of new stores and digital sales growth of 4%.
•Footwear revenues decreased 2% on a currency-neutral basis, due to lower revenues in Men's, Kids' and Women's, largely offset by higher revenues in the Jordan Brand. Unit sales of footwear decreased 10%, while higher ASP per pair contributed approximately 8 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP and growth in NIKE Direct.
•Apparel revenues decreased 1% on a currency-neutral basis, primarily due to lower revenues in Women's, Men's and the Jordan Brand. Unit sales of apparel decreased 11%, while higher ASP per unit contributed 10 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and NIKE Direct ASP.
Reported EBIT increased 4% reflecting lower revenues and the following:
•Gross margin expansion of 240 basis points primarily due to higher full-price ASP, net of discounts, largely due to strategic pricing actions and higher margin in NIKE Direct. This was partially offset by higher product costs and a lower mix of full-price sales.
•Selling and administrative expense increase of 4% driven by higher operating overhead expense. The increase in operating overhead expense was primarily due to higher wage-related expenses and NIKE Direct variable costs. Demand creation expense was flat as lower advertising and marketing expense was offset by higher digital marketing.

EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$2,260	$2,012	12%	10%
Apparel	1,137	1,153	-1%	-3%
Equipment	213	168	27%	23%
TOTAL REVENUES	$3,610	$3,333	8%	6%
Revenues by:
Sales to Wholesale Customers	$2,379	$2,203	8%	7%
Sales through NIKE Direct	1,231	1,130	9%	6%
TOTAL REVENUES	$3,610	$3,333	8%	6%
EARNINGS BEFORE INTEREST AND TAXES	$930	$975	-5%
FIRST QUARTER OF FISCAL 2024 COMPARED TO FIRST QUARTER OF FISCAL 2023
•EMEA revenues increased 6% on a currency-neutral basis due to higher revenues in Men's and Women's, partially offset by lower revenues in the Jordan Brand. NIKE Direct revenues increased 6% due to comparable store sales growth of 14% and the addition of new stores, partially offset by digital sales declines of 2%.
•Footwear revenues increased 10% on a currency-neutral basis, primarily due to higher revenues in Men's and Women's. Unit sales of footwear increased 2%, while higher ASP per pair contributed approximately 8 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price and NIKE Direct ASPs.
•Apparel revenues decreased 3% on a currency-neutral basis due to lower revenues in Men's, the Jordan Brand and Women's. Unit sales of apparel decreased 15%, while higher ASP per unit contributed approximately 12 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs, as well as growth in NIKE Direct.
Reported EBIT decreased 5% reflecting higher revenues and the following:
•Gross margin contraction of 310 basis points primarily due to unfavorable changes in standard foreign currency exchange rates, partially offset by higher full-price ASP, net of discounts, primarily due to strategic pricing actions.
•Selling and administrative expense increase of 11% due to higher operating overhead and demand creation expense. Operating overhead expense increased primarily due to higher wage-related expenses, other administrative costs and unfavorable changes in foreign currency exchange rates. Demand creation expense increased primarily due to higher sports marketing expense and unfavorable changes in foreign currency exchange rates.

GREATER CHINA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,287	$1,233	4%	11%
Apparel	401	374	7%	14%
Equipment	47	49	-4%	2%
TOTAL REVENUES	$1,735	$1,656	5%	12%
Revenues by:
Sales to Wholesale Customers	$895	$839	7%	14%
Sales through NIKE Direct	840	817	3%	10%
TOTAL REVENUES	$1,735	$1,656	5%	12%
EARNINGS BEFORE INTEREST AND TAXES	$525	$541	-3%
FIRST QUARTER OF FISCAL 2024 COMPARED TO FIRST QUARTER OF FISCAL 2023
•Greater China revenues increased 12% on a currency-neutral basis due to higher revenues in Women's, the Jordan Brand, Men's and Kids'. NIKE Direct revenues increased 10% due to comparable store sales growth of 7% benefiting from improved physical retail traffic post COVID-19 related disruptions, the addition of new stores and digital sales growth of 6%.
•Footwear revenues increased 11% on a currency-neutral basis due to higher revenues in the Jordan Brand, Women's, Men's and Kids'. Unit sales of footwear increased 9%, while higher ASP per pair contributed approximately 2 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, partially offset by lower NIKE Direct ASP.
•Apparel revenues increased 14% on a currency-neutral basis, primarily due to higher revenues in Women's. Unit sales of apparel decreased 2%, while higher ASP per unit contributed approximately 16 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher NIKE Direct and full-price ASPs, as well as a higher mix of full-price sales, partially offset by lower off-price ASP.
Reported EBIT decreased 3% reflecting higher revenues and the following:
•Gross margin contraction of approximately 80 basis points, primarily due to higher product costs and unfavorable changes in standard foreign currency exchange rates. This was partially offset by higher full-price ASP, net of discounts, and a higher mix of full-price sales.
•Selling and administrative expense increase of 6% primarily due to higher demand creation expense. Demand creation expense increased primarily due to higher advertising and marketing expense, partially offset by favorable changes in foreign currency exchange rates. Operating overhead expense was flat as favorable changes in foreign currency exchanges rates were offset by higher wage-related expenses and NIKE Direct variable costs.

ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,141	$1,064	7%	7%
Apparel	371	413	-10%	-9%
Equipment	60	58	3%	3%
TOTAL REVENUES	$1,572	$1,535	2%	3%
Revenues by:
Sales to Wholesale Customers	$937	$914	3%	3%
Sales through NIKE Direct	635	621	2%	3%
TOTAL REVENUES	$1,572	$1,535	2%	3%
EARNINGS BEFORE INTEREST AND TAXES	$414	$500	-17%
We completed the sale of our entity in Chile and our entities in Argentina and Uruguay to third-party distributors in the first and second quarters of fiscal 2023, respectively. The impacts from closing these transactions are included within Corporate and are not reflected in the Asia Pacific & Latin America ("APLA") operating segment results. This completed the transition of our NIKE Brand businesses within our Central and South America ("CASA") marketplace, which now reflects a full distributor operating model.
FIRST QUARTER OF FISCAL 2024 COMPARED TO FIRST QUARTER OF FISCAL 2023
•APLA revenues increased 3% on a currency-neutral basis due to higher revenues across most territories, led by Japan, Southeast Asia & India and Mexico, partially offset by lower revenues in CASA and Korea. Within our CASA territory, the transition of our Chile, Argentina and Uruguay entities to a third-party distributor operating model reduced APLA revenue growth by approximately 3 percentage points. Revenues increased due to overall growth in Women's, the Jordan Brand and Kids'. NIKE Direct revenues increased 3%, driven by comparable store sales growth of 12% and the addition of new stores, partially offset by digital sales declines of 3%.
•Footwear revenues increased 7% on a currency-neutral basis due to higher revenues in Men's, Women's, the Jordan Brand and Kids'. Unit sales of footwear increased 7% and ASP per pair was slightly up, as higher full-price ASP was largely offset by lower NIKE Direct ASP.
•Apparel revenues decreased 9% on a currency-neutral basis, primarily due to lower revenues in Men's and Women's. Unit sales of apparel decreased 17%, while higher ASP per unit contributed approximately 8 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price ASP, growth in NIKE Direct and higher off-price ASP.
Reported EBIT decreased 17% reflecting higher revenues and the following:
•Gross margin contraction of approximately 410 basis points primarily due to higher product costs, as well as unfavorable changes in standard foreign currency exchange rates and lower margin in NIKE Direct. This was partially offset by higher full-price ASP, net of discounts.
•Selling and administrative expense increase of 14% due to higher demand creation and operating overhead expense. Demand creation expense increased primarily due to higher advertising and marketing expense as well as higher digital marketing expense. Operating overhead expense increased primarily due to higher wage-related expenses.

GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$13	$14	-7%	1%
Earnings (Loss) Before Interest and Taxes	$(1,205)	$(1,187)	-2%
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
FIRST QUARTER OF FISCAL 2024 COMPARED TO FIRST QUARTER OF FISCAL 2023
Global Brand Divisions' loss before interest and taxes increased 2% primarily due to higher demand creation partially offset by lower operating overhead expense. Higher demand creation expense was primarily due to higher advertising and marketing expense. Lower operating overhead expense was primarily due to lower technology spend.
CONVERSE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$522	$577	-10%	-10%
Apparel	20	20	0%	1%
Equipment	11	8	38%	32%
Other(1)	35	38	-8%	-8%
TOTAL REVENUES	$588	$643	-9%	-9%
Revenues by:
Sales to Wholesale Customers	$329	$344	-4%	-5%
Sales through Direct to Consumer	224	261	-14%	-14%
Other(1)	35	38	-8%	-8%
TOTAL REVENUES	$588	$643	-9%	-9%
EARNINGS BEFORE INTEREST AND TAXES	$167	$209	-20%
(1)Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.
FIRST QUARTER OF FISCAL 2024 COMPARED TO FIRST QUARTER OF FISCAL 2023
•Converse revenues decreased 9% on a currency-neutral basis as revenue declines in North America were partially offset by an increase in Asia. Combined unit sales within the wholesale and direct to consumer channels decreased 6% and ASP decreased 3%, reflecting promotional activity in digital.
•Direct to consumer revenues decreased 14% on a currency-neutral basis due to reduced traffic in North America and Western Europe.
•Wholesale revenues decreased 5% on a currency-neutral basis, as declines in North America were partially offset by growth in Western Europe due to supply chain normalization.
Reported EBIT decreased 20% reflecting lower revenues and the following:
•Gross margin contraction of approximately 200 basis points due to promotional activity and unfavorable changes in standard foreign currency exchange rates.
•Selling and administrative expense was flat as lower operating overhead was offset by higher demand creation expense. Operating overhead expense decreased primarily as a result of lower professional service and administrative costs. Demand creation expense increased as a result of higher advertising and marketing as well as brand event expenses.

CORPORATE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2023	2022	% CHANGE
Revenues	$(2)	$(4)	—
Earnings (Loss) Before Interest and Taxes	$(651)	$(574)	-13%
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
FIRST QUARTER OF FISCAL 2024 COMPARED TO FIRST QUARTER OF FISCAL 2023
Corporate's loss before interest and taxes increased $77 million for the first quarter of fiscal 2024, primarily due to the following:
•an unfavorable change of $117 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as net favorable settlements of legal matters in the prior year, reported as a component of consolidated Other (income) expense, net;
•an unfavorable change of $59 million primarily related to increased wage-related expenses and other professional services, reported as a component of consolidated Operating overhead expense; and
•a favorable change of $105 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin.
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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the three months ended August 31, 2023, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (the "Annual Report")"
Refer to Note 3 — Fair Value Measurements and Note 7 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional description of outstanding derivatives at each reported period end. For additional information about our Foreign Currency Exposures and Hedging Practices, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations within the Annual Report.

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
TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $57 million and $823 million for the three months ended August 31, 2023 and 2022, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $2 million and $253 million for the three months ended August 31, 2023 and 2022, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $65 million and $234 million in our Income before income taxes for the three months ended August 31, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an outflow of $66 million for the first three months of fiscal 2024, compared to an inflow of $357 million for the first three months of fiscal 2023. Net income, adjusted for non-cash items, generated $1,757 million of operating cash inflow for the first three months of fiscal 2024, compared to $1,771 million for the first three months of fiscal 2023. The net change in working capital and other assets and liabilities resulted in a decrease to Cash provided (used) by operations of $1,823 million for the first three months of fiscal 2024 compared to a decrease of $1,414 million for the first three months of fiscal 2023. The net change in working capital was primarily impacted by unfavorable changes in Accrued liabilities, primarily due to net unfavorable changes in cash collateral with derivative counterparties as a result of hedging transactions. The net change in working capital was also impacted by favorable changes to Inventories due to improved lead times and flow of seasonal product in the current period. Further impacting the net change in working capital was an unfavorable change in Accounts receivable, in part due to the timing of wholesale shipments in the current period.
Cash provided (used) by investing activities was an inflow of $418 million for the first three months of fiscal 2024, compared to an outflow of $214 million for the first three months of fiscal 2023, primarily driven by the net change in short-term investments. For the first three months of fiscal 2024, the net change in short-term investments (including sales, maturities and purchases) resulted in a cash inflow of $672 million compared to a cash outflow of $89 million for the first three months of fiscal 2023.
Cash provided (used) by financing activities was an outflow of $1,599 million for the first three months of fiscal 2024 compared to $1,404 million for the first three months of fiscal 2023. The increased outflow in the first three months of fiscal 2024 was driven by higher share repurchases of $1,133 million for the first three months of fiscal 2024 compared to $983 million in the first three months of fiscal 2023, as well as higher dividend payments of $524 million for the first three months of fiscal 2024 compared to $480 million in the first three months of fiscal 2023.
During the first three months of fiscal 2024, we repurchased a total of 10.5 million shares of NIKE's Class B Common Stock for $1,132 million (an average price of $108.12 per share) under the four-year, $18 billion share repurchase plan authorized by the Board of Directors in June 2022. As of August 31, 2023, we have repurchased 54.0 million shares at a cost of approximately $5.9 billion (an average price of $109.94 per share) under this $18 billion share repurchase program. We continue to expect funding of share repurchases will come from operating cash flows and excess cash. The timing and the amount of share repurchases will be dictated by our capital needs and stock market conditions.
CAPITAL RESOURCES
On July 21, 2022, we filed a shelf registration statement (the "Shelf") with the U.S. Securities and Exchange Commission (the "SEC") which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 21, 2025.
As of August 31, 2023, our committed credit facilities were unchanged from the information previously reported within the Annual Report. We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes. As of August 31, 2023, we were in full compliance with the covenants under our facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future. As of August 31, 2023 and May 31, 2023, no amounts were outstanding under our committed credit facilities.
Liquidity is also provided by our $3 billion commercial paper program. As of and for the three months ended August 31, 2023, we did not have any borrowings outstanding under our $3 billion program. We may issue commercial paper or other debt securities depending on general corporate needs.
To date, in fiscal 2024, we have not experienced difficulty accessing the capital or credit markets; however, future volatility may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of August 31, 2023, we had Cash and equivalents and Short-term investments totaling $8.8 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of August 31, 2023, the weighted average days to maturity of our cash equivalents and short-term investments portfolio was 100 days.
We believe that existing Cash and equivalents, Short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.
There have been no significant changes to the material cash requirements reported within the Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS
As of August 31, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 — Summary of Significant Accounting Policies within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for recently adopted and issued accounting standards.
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
We believe the assumptions and judgments involved in the accounting estimates described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Annual Report have the greatest potential impact on our financial statements, so we consider these to be our critical accounting estimates. Actual results could differ from these estimates. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the information previously reported under Part II, Item 7A within our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the "Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2023.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 11 — Contingencies within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2022, the Board of Directors approved a four-year, $18 billion share repurchase program. As of August 31, 2023, the Company had repurchased 54.0 million shares at an average price of $109.94 per share for a total approximate cost of $5.9 billion under the program.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended August 31, 2023:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN OR PROGRAM (IN MILLIONS)
June 1 - June 30, 2023	3,391,842	$110.13	$12,826
July 1 - July 31, 2023	3,236,889	$108.79	$12,474
August 1 - August 31, 2023	3,838,777	$105.77	$12,068
	10,467,508	$108.12

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended August 31, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On July 3, 2023, Robert Swan, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the purchase of shares of our Class B Common Stock, subject to certain conditions, at an aggregate purchase price of up to $1,500,000.The arrangement's expiration date is July 3, 2024.
On August 1, 2023, Monique Matheson, Executive Vice President, Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 30,000 shares of our Class B Common Stock, subject to certain conditions. The arrangement's expiration date is August 1, 2024.

ITEM 6. EXHIBITS
(a) EXHIBITS:

3.	Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 19, 2020).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certification of Chief Executive Officer.
32.2†	Section 1350 Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
† Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC. an Oregon Corporation
By:	/s/ MATTHEW FRIEND Matthew Friend Chief Financial Officer and Authorized Officer
Date:	October 6, 2023