Form 10-Q
period 2023-11-30
NIKE, Inc.
filed 2024-01-05
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2023

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of December 28, 2023, the number of shares of the Registrant's Common Stock outstanding were:
Class A	297,897,252
Class B	1,217,224,816
1,515,122,068

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenues	$13,388	$13,315	$26,327	$26,002
Cost of sales	7,417	7,604	14,636	14,676
Gross profit	5,971	5,711	11,691	11,326
Demand creation expense	1,114	1,102	2,183	2,045
Operating overhead expense	3,032	3,022	6,079	5,999
Total selling and administrative expense	4,146	4,124	8,262	8,044
Interest expense (income), net	(22)	16	(56)	29
Other (income) expense, net	(75)	(79)	(85)	(225)
Income before income taxes	1,922	1,650	3,570	3,478
Income tax expense	344	319	542	679
NET INCOME	$1,578	$1,331	$3,028	$2,799
Earnings per common share:
Basic	$1.04	$0.85	$1.99	$1.79
Diluted	$1.03	$0.85	$1.97	$1.77
Weighted average common shares outstanding:
Basic	1,520.8	1,559.0	1,524.6	1,563.1
Diluted	1,532.1	1,572.4	1,537.7	1,579.1
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	2023	2022
Net income	$1,578	$1,331	$3,028	$2,799
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	39	354	75	128
Change in net gains (losses) on cash flow hedges	(55)	(401)	(189)	154
Change in net gains (losses) on other	1	(30)	4	(41)
Total other comprehensive income (loss), net of tax	(15)	(77)	(110)	241
TOTAL COMPREHENSIVE INCOME	$1,563	$1,254	$2,918	$3,040
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	NOVEMBER 30,	MAY 31,
(In millions)	2023	2023
ASSETS
Current assets:
Cash and equivalents	$7,919	$7,441
Short-term investments	2,008	3,234
Accounts receivable, net	4,782	4,131
Inventories	7,979	8,454
Prepaid expenses and other current assets	1,943	1,942
Total current assets	24,631	25,202
Property, plant and equipment, net	5,153	5,081
Operating lease right-of-use assets, net	2,943	2,923
Identifiable intangible assets, net	269	274
Goodwill	281	281
Deferred income taxes and other assets	3,926	3,770
TOTAL ASSETS	$37,203	$37,531
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Notes payable	6	6
Accounts payable	2,709	2,862
Current portion of operating lease liabilities	456	425
Accrued liabilities	5,470	5,723
Income taxes payable	358	240
Total current liabilities	8,999	9,256
Long-term debt	8,930	8,927
Operating lease liabilities	2,785	2,786
Deferred income taxes and other liabilities	2,343	2,558
Commitments and contingencies (Note 11)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 298 and 305 shares outstanding	—	—
Class B — 1,219 and 1,227 shares outstanding	3	3
Capital in excess of stated value	12,871	12,412
Accumulated other comprehensive income (loss)	121	231
Retained earnings	1,151	1,358
Total shareholders' equity	14,146	14,004
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,203	$37,531
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022
Cash provided (used) by operations:
Net income	$3,028	$2,799
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	382	342
Deferred income taxes	(144)	(150)
Stock-based compensation	402	364
Amortization, impairment and other	(12)	137
Net foreign currency adjustments	(43)	(125)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(649)	(878)
(Increase) decrease in inventories	493	(948)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(394)	(239)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(312)	56
Cash provided (used) by operations	2,751	1,358
Cash provided (used) by investing activities:
Purchases of short-term investments	(2,206)	(3,500)
Maturities of short-term investments	1,477	1,951
Sales of short-term investments	2,072	1,972
Additions to property, plant and equipment	(458)	(500)
Other investing activities	(10)	54
Cash provided (used) by investing activities	875	(23)
Cash provided (used) by financing activities:
Increase (decrease) in notes payable, net	—	(3)
Proceeds from exercise of stock options and other stock issuances	327	260
Repurchase of common stock	(2,331)	(2,550)
Dividends — common and preferred	(1,047)	(960)
Other financing activities	(100)	(68)
Cash provided (used) by financing activities	(3,151)	(3,321)
Effect of exchange rate changes on cash and equivalents	3	(98)
Net increase (decrease) in cash and equivalents	478	(2,084)
Cash and equivalents, beginning of period	7,441	8,574
CASH AND EQUIVALENTS, END OF PERIOD	$7,919	$6,490
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$165	$124
Dividends declared and not paid	565	526
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at August 31, 2023	298	$—	1,226	$3	$12,590	$136	$1,242	$13,971
Stock options exercised			2		106			106
Repurchase of Class B Common Stock			(12)		(99)		(1,110)	(1,209)
Dividends on common stock ($0.370 per share)							(565)	(565)
Issuance of shares to employees, net of shares withheld for employee taxes			3		68		6	74
Stock-based compensation					206			206
Net income							1,578	1,578
Other comprehensive income (loss)						(15)		(15)
Balance at November 30, 2023	298	$—	1,219	$3	$12,871	$121	$1,151	$14,146

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at August 31, 2022	305	$—	1,259	$3	$11,648	$636	$3,535	$15,822
Stock options exercised			1		69			69
Repurchase of Class B Common Stock			(17)		(123)		(1,484)	(1,607)
Dividends on common stock ($0.340 per share)							(526)	(526)
Issuance of shares to employees, net of shares withheld for employee taxes			2		63		3	66
Stock-based compensation					194			194
Net income							1,331	1,331
Other comprehensive income (loss)						(77)		(77)
Balance at November 30, 2022	305	$—	1,245	$3	$11,851	$559	$2,859	$15,272

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2023	305	$—	1,227	$3	$12,412	$231	$1,358	$14,004
Stock options exercised			4		212			212
Conversion to Class B Common Stock	(7)		7					—
Repurchase of Class B Common Stock			(22)		(184)		(2,157)	(2,341)
Dividends on common stock ($0.710 per share) and preferred stock ($0.10 per share)							(1,084)	(1,084)
Issuance of shares to employees, net of shares withheld for employee taxes			3		29		6	35
Stock-based compensation					402			402
Net income							3,028	3,028
Other comprehensive income (loss)						(110)		(110)
Balance at November 30, 2023	298	$—	1,219	$3	$12,871	$121	$1,151	$14,146

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2022	305	$—	1,266	$3	$11,484	$318	$3,476	$15,281
Stock options exercised			3		149			149
Repurchase of Class B Common Stock			(26)		(189)		(2,409)	(2,598)
Dividends on common stock ($0.645 per share) and preferred stock ($0.10 per share)							(1,008)	(1,008)
Issuance of shares to employees, net of shares withheld for employee taxes			2		43		1	44
Stock-based compensation					364			364
Net income							2,799	2,799
Other comprehensive income (loss)						241		241
Balance at November 30, 2022	305	$—	1,245	$3	$11,851	$559	$2,859	$15,272
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company" or "NIKE") and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2023, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (the "Annual Report"). The results of operations for the three and six months ended November 30, 2023, are not necessarily indicative of results to be expected for the entire fiscal year.
RECENTLY ISSUED ACCOUNTING STANDARDS
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The amendments are effective for the Company's annual periods beginning June 1, 2024, and interim periods beginning June 1, 2025, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning June 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In September 2022, the FASB issued ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new guidance requires qualitative and quantitative disclosure sufficient to enable users of the financial statements to understand the nature, activity during the period, changes from period to period and potential magnitude of such programs. The Company adopted the required guidance in the first quarter of fiscal 2024.
Certain financial institutions offer voluntary supplier finance programs facilitated through a third-party platform that provide participating suppliers the option to finance valid payment obligations from the Company. The Company is not a party to agreements negotiated between participating suppliers and third-party financial institutions. The Company's obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in these programs and the Company does not provide guarantees to third parties in connection with these programs. As of November 30, 2023 and May 31, 2023, the Company had $819 million and $834 million, respectively, of outstanding supplier obligations confirmed as valid under these programs. These amounts are included within Accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

NOTE 2 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2023	2023
Compensation and benefits, excluding taxes	$1,254	$1,737
Sales-related reserves	1,130	994
Dividends payable	568	529
Taxes other than income taxes payable	499	377
Endorsement compensation	415	552
Other	1,604	1,534
TOTAL ACCRUED LIABILITIES	$5,470	$5,723

NOTE 3 — FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives, equity securities and available-for-sale debt securities. For additional information about the Company's fair value policies, refer to Note 1 — Summary of Significant Accounting Policies within the Annual Report.
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of November 30, 2023 and May 31, 2023, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	NOVEMBER 30, 2023
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,603	$1,603	$—
Level 1:
U.S. Treasury securities	1,420	—	1,420
Level 2:
Commercial paper and bonds	550	18	532
Money market funds	5,653	5,653	—
Time deposits	652	645	7
U.S. Agency securities	49	—	49
Total Level 2	6,904	6,316	588
TOTAL	$9,927	$7,919	$2,008

	MAY 31, 2023
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,767	$1,767	$—
Level 1:
U.S. Treasury securities	2,655	—	2,655
Level 2:
Commercial paper and bonds	543	15	528
Money market funds	5,157	5,157	—
Time deposits	507	502	5
U.S. Agency securities	46	—	46
Total Level 2	6,253	5,674	579
TOTAL	$10,675	$7,441	$3,234

As of November 30, 2023, the Company held $1,316 million of available-for-sale debt securities with maturity dates within one year and $692 million with maturity dates greater than one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $92 million and $49 million for the three months ended November 30, 2023 and 2022, respectively, and $191 million and $114 million for the six months ended November 30, 2023 and 2022, respectively.
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	NOVEMBER 30, 2023
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$371	$322	$49	$202	$162	$40
(1)If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $180 million as of November 30, 2023. As of that date, no amount of cash collateral had been received or posted on the derivative asset and liability balances related to these foreign exchange derivative instruments.

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
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt, including the current portion, was approximately $7,744 million at November 30, 2023 and $7,889 million at May 31, 2023.
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

NOTE 4 — INCOME TAXES
The effective tax rate was 15.2% and 19.5% for the six months ended November 30, 2023 and 2022, respectively. The decrease in the Company's effective tax rate was primarily due to one-time benefits including the impact of temporary relief provided by the Internal Revenue Service ("IRS") relating to U.S. foreign tax credit regulations. On July 21, 2023, the IRS issued Notice 2023-55 which specifically delayed the application of certain U.S. foreign tax credit regulations that had previously limited the Company's ability to claim credits on certain foreign taxes for the fiscal year ended May 31, 2023. As a result of this new guidance, the Company recognized a one-time tax benefit related to prior year tax positions in the first three months of fiscal 2024. Other one-time benefits included a reduction in accrued withholding taxes on undistributed foreign earnings recognized in the second quarter of fiscal 2024.
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
As of November 30, 2023, total gross unrecognized tax benefits, excluding related interest and penalties, were $931 million, $649 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2023, total gross unrecognized tax benefits, excluding related interest and penalties, were $936 million. As of November 30, 2023 and May 31, 2023, accrued interest and penalties related to uncertain tax positions were $287 million and $268 million, respectively, (excluding federal benefit) and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
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

The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	2023	2022
Stock options(1)	$88	$79	$164	$154
ESPPs	17	18	38	33
Restricted stock and restricted stock units(2)	101	97	200	177
TOTAL STOCK-BASED COMPENSATION EXPENSE	$206	$194	$402	$364
(1)Expense for stock options includes the expense associated with stock appreciation rights.
(2)Restricted stock units include RSUs and PSUs.
The income tax benefit related to stock-based compensation expense was $1 million and $2 million for the three months ended November 30, 2023 and 2022, respectively, and $18 million and $22 million for the six months ended November 30, 2023 and 2022, respectively, and reported within Income tax expense.
STOCK OPTIONS
As of November 30, 2023, the Company had $621 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.7 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
As of November 30, 2023, the Company had $859 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.7 years.

NOTE 6 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share exclude restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an estimated additional 46.2 million and 38.0 million shares of common stock outstanding for the three months ended November 30, 2023 and 2022, respectively, and 43.5 million and 35.1 million shares of common stock outstanding for the six months ended November 30, 2023 and 2022, respectively, because the awards were assumed to be anti-dilutive.

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income available to common stockholders	$1,578	$1,331	$3,028	$2,799
Determination of shares:
Weighted average common shares outstanding	1,520.8	1,559.0	1,524.6	1,563.1
Assumed conversion of dilutive stock options and awards	11.3	13.4	13.1	16.0
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,532.1	1,572.4	1,537.7	1,579.1
Earnings per common share:
Basic	$1.04	$0.85	$1.99	$1.79
Diluted	$1.03	$0.85	$1.97	$1.77

NOTE 7 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the six months ended November 30, 2023, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report. For additional information about the Company's derivatives and hedging policies, refer to Note 1 — Summary of Significant Accounting Policies and Note 12 — Risk Management and Derivatives within the Annual Report.
The majority of derivatives outstanding as of November 30, 2023, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Chinese Yuan/U.S. Dollar and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	NOVEMBER 30,	MAY 31,
(Dollars in millions)		2023	2023
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$309	$480
Foreign exchange forwards and options	Deferred income taxes and other assets	49	64
Total derivatives formally designated as hedging instruments		358	544
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	13	13
Total derivatives not designated as hedging instruments		13	13
TOTAL DERIVATIVE ASSETS		$371	$557

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	NOVEMBER 30,	MAY 31,
(Dollars in millions)		2023	2023
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$138	$93
Foreign exchange forwards and options	Deferred income taxes and other liabilities	40	52
Total derivatives formally designated as hedging instruments		178	145
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	24	35
Total derivatives not designated as hedging instruments		24	35
TOTAL DERIVATIVE LIABILITIES		$202	$180

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED NOVEMBER 30,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED NOVEMBER 30,
	2023	2022		2023	2022
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(5)	$(3)	Revenues	$2	$4
Foreign exchange forwards and options	21	(101)	Cost of sales	65	173
Foreign exchange forwards and options	2	2	Demand creation expense	—	(2)
Foreign exchange forwards and options	39	(47)	Other (income) expense, net	51	125
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(2)
TOTAL DESIGNATED CASH FLOW HEDGES	$57	$(149)		$116	$298
(1)For the three months ended November 30, 2023 and 2022, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	SIX MONTHS ENDED NOVEMBER 30,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	SIX MONTHS ENDED NOVEMBER 30,
	2023	2022		2023	2022
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(23)	$22	Revenues	$3	$(5)
Foreign exchange forwards and options	19	386	Cost of sales	151	282
Foreign exchange forwards and options	2	(3)	Demand creation expense	—	(3)
Foreign exchange forwards and options	29	246	Other (income) expense, net	86	207
Interest rate swaps(2)	—	—	Interest expense (income), net	(4)	(4)
TOTAL DESIGNATED CASH FLOW HEDGES	$27	$651		$236	$477
(1)For the six months ended November 30, 2023 and 2022, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES				LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options and embedded derivatives	$17	$17	$(10)	$78	Other (income) expense, net
CASH FLOW HEDGES
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $17.7 billion as of November 30, 2023. Approximately $252 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of November 30, 2023, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of November 30, 2023, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 27 months.
UNDESIGNATED DERIVATIVE INSTRUMENTS
The total notional amount of outstanding undesignated derivative instruments was $4.6 billion as of November 30, 2023.
CREDIT RISK
As of November 30, 2023, the Company was in compliance with all credit risk-related contingent features, and derivative instruments with such features were in a net asset position of approximately $169 million. Accordingly, the Company was not required to post cash collateral as a result of these contingent features. Further, no collateral was received on the Company's derivative asset balance as of November 30, 2023. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 3 — Fair Value Measurements.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at August 31, 2023	$(217)	$297	$115	$(59)	$136
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	37	48	—	11	96
Reclassifications to net income of previously deferred (gains) losses(2)	2	(103)	—	(10)	(111)
Total other comprehensive income (loss)	39	(55)	—	1	(15)
Balance at November 30, 2023	$(178)	$242	$115	$(58)	$121
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of immaterial tax impact.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at August 31, 2022	$(746)	$1,334	$115	$(67)	$636
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	45	(138)	—	(24)	(117)
Reclassifications to net income of previously deferred (gains) losses(2)	309	(263)	—	(6)	40
Total other comprehensive income (loss)	354	(401)	—	(30)	(77)
Balance at November 30, 2022	$(392)	$933	$115	$(97)	$559
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of immaterial tax impact.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2023	$(253)	$431	$115	$(62)	$231
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	73	25	—	11	109
Reclassifications to net income of previously deferred (gains) losses(2)	2	(214)	—	(7)	(219)
Total other comprehensive income (loss)	75	(189)	—	4	(110)
Balance at November 30, 2023	$(178)	$242	$115	$(58)	$121
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of immaterial tax impact.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2022	$(520)	$779	$115	$(56)	$318
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(227)	578	—	(27)	324
Reclassifications to net income of previously deferred (gains) losses(2)	355	(424)	—	(14)	(83)
Total other comprehensive income (loss)	128	154	—	(41)	241
Balance at November 30, 2022	$(392)	$933	$115	$(97)	$559
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of immaterial tax impact.
The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Unaudited Condensed Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME				LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	2023	2022
Gains (losses) on foreign currency translation adjustment	$(2)	$(325)	$(2)	$(371)	Other (income) expense, net
Total before tax	(2)	(325)	(2)	(371)
Tax (expense) benefit	—	16	—	16
Gain (loss) net of tax	(2)	(309)	(2)	(355)
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	2	4	3	(5)	Revenues
Foreign exchange forwards and options	65	173	151	282	Cost of sales
Foreign exchange forwards and options	—	(2)	—	(3)	Demand creation expense
Foreign exchange forwards and options	51	125	86	207	Other (income) expense, net
Interest rate swaps	(2)	(2)	(4)	(4)	Interest expense (income), net
Total before tax	116	298	236	477
Tax (expense) benefit	(13)	(35)	(22)	(53)
Gain (loss) net of tax	103	263	214	424
Gains (losses) on other	14	9	10	20	Other (income) expense, net
Total before tax	14	9	10	20
Tax (expense) benefit	(4)	(3)	(3)	(6)
Gain (loss) net of tax	10	6	7	14
Total net gain (loss) reclassified for the period	$111	$(40)	$219	$83

NOTE 9 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues disaggregated by reportable operating segment, major product line and distribution channel:

	THREE MONTHS ENDED NOVEMBER 30, 2023
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,757	$2,186	$1,361	$1,303	$—	$8,607	$442	$—	$9,049
Apparel	1,668	1,200	469	437	—	3,774	30	—	3,804
Equipment	200	181	33	65	—	479	7	—	486
Other	—	—	—	—	12	12	40	(3)	49
TOTAL REVENUES	$5,625	$3,567	$1,863	$1,805	$12	$12,872	$519	$(3)	$13,388
Revenues by:
Sales to Wholesale Customers	$2,902	$2,138	$1,027	$1,051	$—	$7,118	$257	$—	$7,375
Sales through Direct to Consumer	2,723	1,429	836	754	—	5,742	222	—	5,964
Other	—	—	—	—	12	12	40	(3)	49
TOTAL REVENUES	$5,625	$3,567	$1,863	$1,805	$12	$12,872	$519	$(3)	$13,388

	THREE MONTHS ENDED NOVEMBER 30, 2022
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,963	$2,063	$1,370	$1,108	$—	$8,504	$517	$—	$9,021
Apparel	1,685	1,281	393	435	—	3,794	21	—	3,815
Equipment	182	145	25	56	—	408	6	—	414
Other	—	—	—	—	18	18	42	5	65
TOTAL REVENUES	$5,830	$3,489	$1,788	$1,599	$18	$12,724	$586	$5	$13,315
Revenues by:
Sales to Wholesale Customers	$3,183	$2,242	$897	$965	$—	$7,287	$304	$—	$7,591
Sales through Direct to Consumer	2,647	1,247	891	634	—	5,419	240	—	5,659
Other	—	—	—	—	18	18	42	5	65
TOTAL REVENUES	$5,830	$3,489	$1,788	$1,599	$18	$12,724	$586	$5	$13,315

	SIX MONTHS ENDED NOVEMBER 30, 2023
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$7,490	$4,446	$2,648	$2,444	$—	$17,028	$964	$—	$17,992
Apparel	3,147	2,337	870	808	—	7,162	50	—	7,212
Equipment	411	394	80	125	—	1,010	18	—	1,028
Other	—	—	—	—	25	25	75	(5)	95
TOTAL REVENUES	$11,048	$7,177	$3,598	$3,377	$25	$25,225	$1,107	$(5)	$26,327
Revenues by:
Sales to Wholesale Customers	$5,674	$4,517	$1,922	$1,988	$—	$14,101	$586	$—	$14,687
Sales through Direct to Consumer	5,374	2,660	1,676	1,389	—	11,099	446	—	11,545
Other	—	—	—	—	25	25	75	(5)	95
TOTAL REVENUES	$11,048	$7,177	$3,598	$3,377	$25	$25,225	$1,107	$(5)	$26,327

	SIX MONTHS ENDED NOVEMBER 30, 2022
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$7,768	$4,075	$2,603	$2,172	$—	$16,618	$1,093	$—	$17,711
Apparel	3,179	2,434	767	848	—	7,228	42	—	7,270
Equipment	393	313	74	114	—	894	14	—	908
Other	—	—	—	—	32	32	80	1	113
TOTAL REVENUES	$11,340	$6,822	$3,444	$3,134	$32	$24,772	$1,229	$1	$26,002
Revenues by:
Sales to Wholesale Customers	$6,210	$4,445	$1,736	$1,879	$—	$14,270	$647	$—	$14,917
Sales through Direct to Consumer	5,130	2,377	1,708	1,255	—	10,470	502	—	10,972
Other	—	—	—	—	32	32	80	1	113
TOTAL REVENUES	$11,340	$6,822	$3,444	$3,134	$32	$24,772	$1,229	$1	$26,002
For the three and six months ended November 30, 2023 and 2022, Global Brand Divisions revenues included NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment. Converse Other revenues were primarily attributable to licensing businesses. Corporate revenues primarily consisted of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through the Company's central foreign exchange risk management program.
As of November 30, 2023 and May 31, 2023, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

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
The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes ("EBIT"), which represents Net income before Interest expense (income), net, and Income taxes in the Unaudited Condensed Consolidated Statements of Income.
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

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	2023	2022
REVENUES
North America	$5,625	$5,830	$11,048	$11,340
Europe, Middle East & Africa	3,567	3,489	7,177	6,822
Greater China	1,863	1,788	3,598	3,444
Asia Pacific & Latin America	1,805	1,599	3,377	3,134
Global Brand Divisions	12	18	25	32
Total NIKE Brand	12,872	12,724	25,225	24,772
Converse	519	586	1,107	1,229
Corporate	(3)	5	(5)	1
TOTAL NIKE, INC. REVENUES	$13,388	$13,315	$26,327	$26,002
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,526	$1,497	$2,960	$2,874
Europe, Middle East & Africa	927	990	1,857	1,965
Greater China	514	511	1,039	1,052
Asia Pacific & Latin America	521	485	935	985
Global Brand Divisions	(1,168)	(1,226)	(2,373)	(2,413)
Converse	115	153	282	362
Corporate	(535)	(744)	(1,186)	(1,318)
Interest expense (income), net	(22)	16	(56)	29
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,922	$1,650	$3,570	$3,478

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2023	2023
ACCOUNTS RECEIVABLE, NET
North America	$1,902	$1,653
Europe, Middle East & Africa	1,369	1,197
Greater China	194	162
Asia Pacific & Latin America	919	700
Global Brand Divisions	83	96
Total NIKE Brand	4,467	3,808
Converse	228	235
Corporate	87	88
TOTAL ACCOUNTS RECEIVABLE, NET	$4,782	$4,131
INVENTORIES
North America	$3,327	$3,806
Europe, Middle East & Africa	2,013	2,167
Greater China	1,218	973
Asia Pacific & Latin America	946	894
Global Brand Divisions	204	232
Total NIKE Brand	7,708	8,072
Converse	290	305
Corporate	(19)	77
TOTAL INVENTORIES(1)	$7,979	$8,454
(1)Inventories as of November 30, 2023 and May 31, 2023, were substantially all finished goods.

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2023	2023
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$788	$794
Europe, Middle East & Africa	1,076	1,009
Greater China	275	292
Asia Pacific & Latin America	298	279
Global Brand Divisions	908	840
Total NIKE Brand	3,345	3,214
Converse	33	38
Corporate	1,775	1,829
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$5,153	$5,081
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
NOTE 12 — ACQUISITIONS AND DIVESTITURES
During the second quarter of fiscal 2023, the sale of the Company's entities in Argentina and Uruguay to a third-party distributor was completed and the net loss on the sale of these entities totaled approximately $550 million. This loss included $389 million, recognized primarily in fiscal 2020, largely due to the anticipated release of the cumulative foreign currency translation losses. The remaining loss recognized in fiscal 2023 was due to the devaluation of local currency and cash equivalents included in the transferred assets. Upon completion of the sale, the foreign currency translation losses recorded in Accumulated other comprehensive income (loss) were reclassified to Net income within Other (income) expense, net, on the Unaudited Condensed Consolidated Statements of Comprehensive Income along with the allowance for previously recognized losses recorded in Accrued liabilities. The net loss was classified within Corporate.
The net cash proceeds received are reflected within Other investing activities on the Unaudited Condensed Consolidated Statements of Cash Flows.
NOTE 13 — SUBSEQUENT EVENTS
In December 2023, the Company announced an enterprise initiative designed to accelerate its future growth. As part of this initiative, management is taking steps to streamline the organization which are expected to result in pre-tax restructuring charges of approximately $400 million to $450 million, primarily associated with employee severance costs largely expected to be recognized in the third quarter of fiscal 2024 within Operating overhead expense. The expected pre-tax charges are estimates and are subject to a number of assumptions. Actual results may vary from the estimates provided above.

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
QUARTERLY FINANCIAL HIGHLIGHTS
•NIKE, Inc. Revenues for the second quarter of fiscal 2024 were $13.4 billion, an increase of 1% on a reported basis and a decrease of 1% on a currency-neutral basis, compared to the second quarter of fiscal 2023
•NIKE Direct revenues grew 6% from $5.4 billion for the second quarter of fiscal 2023 to $5.7 billion for the second quarter of fiscal 2024, and represented approximately 45% of total NIKE Brand revenues for the second quarter of fiscal 2024
•Gross margin for the second quarter of fiscal 2024 increased 170 basis points to 44.6%, primarily driven by strategic pricing actions and lower ocean freight rates, partially offset by unfavorable changes in net foreign currency exchange rates and higher product input costs
•Inventories as of November 30, 2023, were $8.0 billion, a decrease of 6% compared to May 31, 2023, primarily driven by a decrease in units
•We returned approximately $1.7 billion to our shareholders in the second quarter of fiscal 2024 through share repurchases and dividends
ECONOMIC CONDITIONS AND MARKET DYNAMICS
•Consumer Spending: During the second quarter of fiscal 2024, we saw shifts in consumer behavior as the global economy remains uncertain. Across our industry, consumers are spending more cautiously and promotional activity remains high. In this environment, we experienced lower digital traffic and moderation in our revenue growth. We will continue to monitor macroeconomic conditions, including the potential impacts of inflation and higher interest rates on consumer behavior.
•Cost Inflationary Pressures: Inflationary pressures, including higher product input costs, continued to negatively impact our gross margin. These negative impacts on gross margin were more than offset by strategic pricing actions we have taken through the second quarter of fiscal 2024 as well as improvements in ocean freight rates we started to realize at the beginning of the second quarter of fiscal 2024.
•Supply Chain Conditions: During the first six months of fiscal 2024 and as of November 30, 2023, our inventory levels were healthy and reflected our proactive actions taken to manage our inventory supply. In addition, we continued to experience normalized inventory transit times and flow of seasonal product.
•Foreign Currency Impacts: As a global company with significant operations outside the United States, we are exposed to risk arising from changes in foreign currency exchange rates. For additional information, refer to "Foreign Currency Exposures and Hedging Practices".

The operating environment could remain volatile in fiscal 2024, and the risk exists that worsening macroeconomic conditions could have a material adverse impact on our future revenue growth as well as overall profitability. We continue to be confident in our brand strength and deep consumer connections. We are committed to accelerating our pace of innovation, elevating our marketplace experiences and maximizing the impact of our storytelling. We will also continue to focus on driving gross margin expansion and disciplined cost control.
RECENT DEVELOPMENTS
In December 2023, we announced an enterprise initiative designed to accelerate our future growth. As part of this initiative, we are taking steps to streamline the organization which are expected to result in pre-tax restructuring charges of approximately $400 million to $450 million, primarily associated with employee severance costs largely expected to be recognized in the third quarter of fiscal 2024 within Operating overhead expense. The expected pre-tax charges are estimates and subject to a number of assumptions. Actual results may differ from the estimates provided above.
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
Earnings Before Interest and Taxes ("EBIT"): Calculated as Net income before Interest expense (income), net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income. Total NIKE, Inc. EBIT for the three and six months ended November 30, 2023 and 2022 are as follows:

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	2023	2022
Net income	$1,578	$1,331	$3,028	$2,799
Add: Interest expense (income), net	(22)	16	(56)	29
Add: Income tax expense	344	319	542	679
Earnings before interest and taxes	$1,900	$1,666	$3,514	$3,507
EBIT margin: Calculated as total NIKE, Inc. EBIT divided by total NIKE, Inc. Revenues. Our EBIT margin calculation for the three and six months ended November 30, 2023 and 2022 are as follows:

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	2023	2022
Numerator
Earnings before interest and taxes	$1,900	$1,666	$3,514	$3,507
Denominator
Total NIKE, Inc. Revenues	$13,388	$13,315	$26,327	$26,002
EBIT margin	14.2%	12.5%	13.3%	13.5%
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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions, except per share data)	2023	2022	% CHANGE	2023	2022	% CHANGE
Revenues	$13,388	$13,315	1%	$26,327	$26,002	1%
Cost of sales	7,417	7,604	-2%	14,636	14,676	0%
Gross profit	5,971	5,711	5%	11,691	11,326	3%
Gross margin	44.6%	42.9%		44.4%	43.6%
Demand creation expense	1,114	1,102	1%	2,183	2,045	7%
Operating overhead expense	3,032	3,022	0%	6,079	5,999	1%
Total selling and administrative expense	4,146	4,124	1%	8,262	8,044	3%
% of revenues	31.0%	31.0%		31.4%	30.9%
Interest expense (income), net	(22)	16	—	(56)	29	—
Other (income) expense, net	(75)	(79)	—	(85)	(225)	—
Income before income taxes	1,922	1,650	16%	3,570	3,478	3%
Income tax expense	344	319	8%	542	679	-20%
Effective tax rate	17.9%	19.3%		15.2%	19.5%
NET INCOME	$1,578	$1,331	19%	$3,028	$2,799	8%
Diluted earnings per common share	$1.03	$0.85	21%	$1.97	$1.77	11%
CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$8,607	$8,504	1%	0%	$17,028	$16,618	2%	2%
Apparel	3,774	3,794	-1%	-2%	7,162	7,228	-1%	-1%
Equipment	479	408	17%	15%	1,010	894	13%	12%
Global Brand Divisions(2)	12	18	-33%	-41%	25	32	-22%	-25%
Total NIKE Brand Revenues	12,872	12,724	1%	0%	25,225	24,772	2%	2%
Converse	519	586	-11%	-13%	1,107	1,229	-10%	-11%
Corporate(3)	(3)	5	—	—	(5)	1	—	—
TOTAL NIKE, INC. REVENUES	$13,388	$13,315	1%	-1%	$26,327	$26,002	1%	1%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$7,118	$7,287	-2%	-3%	$14,101	$14,270	-1%	-1%
Sales through NIKE Direct	5,742	5,419	6%	4%	11,099	10,470	6%	5%
Global Brand Divisions(2)	12	18	-33%	-41%	25	32	-22%	-25%
TOTAL NIKE BRAND REVENUES	$12,872	$12,724	1%	0%	$25,225	$24,772	2%	2%
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

SECOND QUARTER OF FISCAL 2024 COMPARED TO SECOND QUARTER OF FISCAL 2023
•NIKE, Inc. Revenues were $13.4 billion for the second quarter of fiscal 2024, which increased 1% on a reported basis and decreased 1% on a currency-neutral basis, compared to the second quarter of fiscal 2023. The decrease, on a currency-neutral basis, was driven by lower revenues in North America, Europe, Middle East & Africa ("EMEA") and Converse, which each reduced NIKE, Inc. Revenues by approximately 1 percentage point. Higher revenues in Asia Pacific & Latin America ("APLA") and Greater China each increased NIKE, Inc. Revenues by approximately 1 percentage point.
•NIKE Brand revenues, which represented over 90% of NIKE, Inc. Revenues, increased 1% on a reported basis and were flat on a currency-neutral basis. This was due to higher revenues in the Jordan Brand, offset by lower revenues in Men's, Kids' and Women's.
•NIKE Brand footwear revenues were flat on a currency-neutral basis due to higher revenues in the Jordan Brand, offset by lower revenues in Men's, Kids' and Women's. Unit sales of footwear decreased 6%, while higher average selling price ("ASP") per pair contributed approximately 6 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, net of discounts, on a wholesale equivalent basis, and growth in the size of our NIKE Direct business.
•NIKE Brand apparel revenues decreased 2% on a currency-neutral basis, primarily due to lower revenues in Men's and Women's, partially offset by higher revenues in the Jordan Brand. Unit sales of apparel decreased 15%, while higher ASP per unit contributed approximately 13 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price, NIKE Direct and off-price ASPs.
•NIKE Brand wholesale revenues decreased 2% and 3% compared to the second quarter of fiscal 2023, on a reported and currency-neutral basis, respectively, primarily due to decreases in North America and EMEA, reflecting our proactive decisions to prioritize marketplace health in the current year coupled with our liquidation of excess inventory in the prior year.
•NIKE Direct revenues increased 6%, on a reported basis, from $5.4 billion in the second quarter of fiscal 2023 to $5.7 billion in the second quarter of fiscal 2024. On a currency-neutral basis, NIKE Direct revenues increased 4%, driven by comparable store sales growth of 5%, the addition of new stores and NIKE Brand Digital sales growth of 1%. For additional information regarding comparable store sales, including the definition, see "Comparable Store Sales". NIKE Brand Digital sales were $3.5 billion for the second quarter of fiscal 2024 compared to $3.4 billion for the second quarter of fiscal 2023. Within NIKE Direct revenues, there were certain reclassifications made between NIKE-owned retail stores and NIKE Brand Digital in the prior period to conform to current period presentation. The reclassifications did not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
FIRST SIX MONTHS OF FISCAL 2024 COMPARED TO FIRST SIX MONTHS OF FISCAL 2023
•NIKE, Inc. Revenues were $26.3 billion for the first six months of fiscal 2024, which increased 1% compared to the first six months of fiscal 2023 on a reported and currency-neutral basis. The increase, on a currency-neutral basis, was driven by higher revenues in Greater China and APLA, which both contributed approximately 1 percentage point to NIKE, Inc. Revenues. Lower revenues in North America reduced NIKE, Inc. Revenues by approximately 1 percentage point.
•NIKE Brand revenues, which represented over 90% of NIKE, Inc. Revenues, increased 2% on a reported and currency-neutral basis. This increase was primarily due to higher revenues in the Jordan Brand, partially offset by lower revenues in Men's and Kids'.
•NIKE Brand footwear revenues increased 2% on a currency-neutral basis due to higher revenues in the Jordan Brand and Women's, partially offset by lower revenues in Kids' and Men's. Unit sales of footwear decreased 5%, while higher ASP per pair contributed approximately 7 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP and growth in NIKE Direct.
•NIKE Brand apparel revenues decreased 1% on a currency-neutral basis, primarily due to lower revenues in Men's, Women's and the Jordan Brand. Unit sales of apparel decreased 15%, while higher ASP per unit contributed approximately 14 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs.
•NIKE Direct revenues increased 6%, on a reported basis, from $10.5 billion for the first six months of fiscal 2023 to $11.1 billion for the first six months of fiscal 2024. On a currency-neutral basis, NIKE Direct revenues increased 5%, driven by comparable store sales growth of 7%, the addition of new stores and NIKE Brand Digital sales growth of 2%. NIKE Brand Digital sales were $6.4 billion for the first six months of fiscal 2024 compared to $6.2 billion for the first six months of fiscal 2023. Within NIKE Direct revenues, there were certain reclassifications made between NIKE-owned retail stores and NIKE Brand Digital in the prior period to conform to current period presentation. The reclassifications did not have a material impact on our Unaudited Condensed Consolidated Financial Statements.

GROSS MARGIN

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	% CHANGE	2023	2022	% CHANGE
Gross profit	$5,971	$5,711	5%	$11,691	$11,326	3%
Gross margin	44.6%	42.9%	170 bps	44.4%	43.6%	80 bps
SECOND QUARTER OF FISCAL 2024 COMPARED TO SECOND QUARTER OF FISCAL 2023
For the second quarter of fiscal 2024, our consolidated gross margin was 170 basis points higher than the prior year primarily due to:
•Higher NIKE Brand full-price ASP, net of discounts, on a wholesale equivalent basis (increasing gross margin approximately 320 basis points) primarily due to strategic pricing actions and lower discounts.
This was partially offset by:
•Unfavorable changes in net foreign currency exchange rates, including hedges (decreasing gross margin approximately 60 basis points);
•Higher NIKE Brand product costs, on a wholesale equivalent basis (decreasing gross margin approximately 50 basis points), primarily due to increased product input costs largely offset by lower ocean freight rates;
•Lower off-price margin, on a wholesale equivalent basis (decreasing gross margin approximately 20 basis points); and
•Lower margin in our NIKE Direct business (decreasing gross margin approximately 20 basis points).
FIRST SIX MONTHS OF FISCAL 2024 COMPARED TO FIRST SIX MONTHS OF FISCAL 2023
For the first six months of fiscal 2024, our consolidated gross margin was 80 basis points higher than the prior year primarily due to:
•Higher NIKE Brand full-price ASP, net of discounts, on a wholesale equivalent basis (increasing gross margin approximately 310 basis points) primarily due to strategic pricing actions.
This was partially offset by:
•Higher NIKE Brand product costs, on a wholesale equivalent basis (decreasing gross margin approximately 110 basis points), primarily due to increased product input costs largely offset by lower ocean freight rates;
•Unfavorable changes in net foreign currency exchange rates, including hedges (decreasing gross margin approximately 80 basis points); and
•Lower off-price margin, on a wholesale equivalent basis (decreasing gross margin approximately 30 basis points).
TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	% CHANGE	2023	2022	% CHANGE
Demand creation expense(1)	$1,114	$1,102	1%	$2,183	$2,045	7%
Operating overhead expense	3,032	3,022	0%	6,079	5,999	1%
Total selling and administrative expense	$4,146	$4,124	1%	$8,262	$8,044	3%
% of revenues	31.0%	31.0%	— bps	31.4%	30.9%	50 bps
(1)Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary products, television, digital and print advertising and media costs, brand events and retail brand presentation.
SECOND QUARTER OF FISCAL 2024 COMPARED TO SECOND QUARTER OF FISCAL 2023
Demand creation expense increased 1% reflecting an increase in marketing expense. Changes in foreign currency exchange rates did not have a material impact on Demand creation expense.
Operating overhead expense was flat as increases in NIKE Direct variable costs were offset by lower technology spend and wage-related expenses. Changes in foreign currency exchange rates did not have a material impact on Operating overhead expense.

FIRST SIX MONTHS OF FISCAL 2024 COMPARED TO FIRST SIX MONTHS OF FISCAL 2023
Demand creation expense increased 7% reflecting an increase in marketing expense. Changes in foreign currency exchange rates did not have a material impact on Demand creation expense.
Operating overhead expense increased 1% primarily due to higher wage-related expenses and NIKE Direct variable costs, partially offset by lower technology spend. Changes in foreign currency exchange rates did not have a material impact on Operating overhead expense.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	2023	2022
Other (income) expense, net	$(75)	$(79)	$(85)	$(225)
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the second quarter of fiscal 2024, Other (income) expense, net decreased from $79 million of other income, net, to $75 million of other income, net, in the current year, primarily due to a net unfavorable change in foreign currency conversion gains and losses, including hedges, partially offset by the loss recognized in the prior year upon completion of the sale of our entities in Argentina and Uruguay to a third-party distributor.
For the first six months of fiscal 2024, Other (income) expense, net decreased from $225 million of other income, net, to $85 million of other income, net, in the current year, primarily due to a net unfavorable change in foreign currency conversion gains and losses, including hedges, as well as net favorable settlements of legal matters in the prior year, partially offset by the loss recognized in the prior year upon completion of the sale of our entities in Argentina and Uruguay to a third-party distributor.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had unfavorable impacts of approximately $37 million and $102 million on our Income before income taxes for the second quarter and first six months of fiscal 2024.
INCOME TAXES

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
	2023	2022	% CHANGE	2023	2022	% CHANGE
Effective tax rate	17.9%	19.3%	(140) bps	15.2%	19.5%	(430) bps
Our effective tax rate was 17.9% for the second quarter of fiscal 2024 compared to 19.3% for the second quarter of fiscal 2023, primarily due to a one-time benefit provided by the reduction in accrued withholding taxes on undistributed foreign earnings.
Our effective tax rate was 15.2% for the first six months of fiscal 2024, compared to 19.5% for the first six months of fiscal 2023, primarily due to one-time benefits provided by the delay of the effective date of certain U.S. foreign tax credit regulations and a reduction in accrued withholding taxes on undistributed foreign earnings.
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
The breakdown of Revenues is as follows:

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$5,625	$5,830	-4%	-3%	$11,048	$11,340	-3%	-2%
Europe, Middle East & Africa	3,567	3,489	2%	-3%	7,177	6,822	5%	2%
Greater China	1,863	1,788	4%	8%	3,598	3,444	4%	10%
Asia Pacific & Latin America	1,805	1,599	13%	10%	3,377	3,134	8%	7%
Global Brand Divisions(2)	12	18	-33%	-41%	25	32	-22%	-25%
TOTAL NIKE BRAND	12,872	12,724	1%	0%	25,225	24,772	2%	2%
Converse	519	586	-11%	-13%	1,107	1,229	-10%	-11%
Corporate(3)	(3)	5	—	—	(5)	1	—	—
TOTAL NIKE, INC. REVENUES	$13,388	$13,315	1%	-1%	$26,327	$26,002	1%	1%
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
The primary financial measure used by the Company to evaluate performance of individual operating segments is EBIT. As discussed in Note 10 — Operating Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in EBIT of our operating segments.
The breakdown of EBIT is as follows:

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	% CHANGE	2023	2022	% CHANGE
North America	$1,526	$1,497	2%	$2,960	$2,874	3%
Europe, Middle East & Africa	927	990	-6%	1,857	1,965	-5%
Greater China	514	511	1%	1,039	1,052	-1%
Asia Pacific & Latin America	521	485	7%	935	985	-5%
Global Brand Divisions	(1,168)	(1,226)	5%	(2,373)	(2,413)	2%
TOTAL NIKE BRAND(1)	2,320	2,257	3%	4,418	4,463	-1%
Converse	115	153	-25%	282	362	-22%
Corporate	(535)	(744)	28%	(1,186)	(1,318)	10%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	1,900	1,666	14%	3,514	3,507	0%
EBIT margin(1)	14.2%	12.5%		13.3%	13.5%
Interest expense (income), net	(22)	16	—	(56)	29	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,922	$1,650	16%	$3,570	$3,478	3%
(1)    Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT margin represent non-GAAP financial measures. For additional information, see "Use of Non-GAAP Financial Measures".

NORTH AMERICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$3,757	$3,963	-5%	-5%	$7,490	$7,768	-4%	-3%
Apparel	1,668	1,685	-1%	-1%	3,147	3,179	-1%	-1%
Equipment	200	182	10%	10%	411	393	5%	5%
TOTAL REVENUES	$5,625	$5,830	-4%	-3%	$11,048	$11,340	-3%	-2%
Revenues by:
Sales to Wholesale Customers	$2,902	$3,183	-9%	-9%	$5,674	$6,210	-9%	-9%
Sales through NIKE Direct	2,723	2,647	3%	3%	5,374	5,130	5%	5%
TOTAL REVENUES	$5,625	$5,830	-4%	-3%	$11,048	$11,340	-3%	-2%
EARNINGS BEFORE INTEREST AND TAXES	$1,526	$1,497	2%		$2,960	$2,874	3%
SECOND QUARTER OF FISCAL 2024 COMPARED TO SECOND QUARTER OF FISCAL 2023
•North America revenues decreased 3% on a currency-neutral basis due to lower revenues in Men's, Kids' and Women's, partially offset by higher revenues in the Jordan Brand. Wholesale revenues decreased 9%, reflecting our proactive decisions to prioritize marketplace health in the current year coupled with our liquidation of excess inventory in the prior year. NIKE Direct revenues increased 3%, driven by digital sales growth of 2%, comparable store sales growth of 1% and the addition of new stores.
•Footwear revenues decreased 5% on a currency-neutral basis due to lower revenues in Men's, Kids' and Women's, partially offset by higher revenues in the Jordan Brand. Unit sales of footwear decreased 17%, while higher ASP per pair contributed approximately 12 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price and NIKE Direct ASPs as well as growth in NIKE Direct.
•Apparel revenues decreased 1% on a currency-neutral basis, primarily due to lower revenues in Men's, partially offset by higher revenues in Kids' and Women's. Unit sales of apparel decreased 16%, while higher ASP per unit contributed 15 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs.
Reported EBIT increased 2% reflecting lower revenues and the following:
•Gross margin expansion of 240 basis points primarily due to higher full-price ASP, net of discounts, largely due to strategic pricing actions and lower discounts. This was partially offset by higher product costs, reflecting higher product input costs partially offset by lower ocean freight rates, and lower margin in NIKE Direct.
•Selling and administrative expense increase of 2% driven by higher operating overhead expense. The increase in operating overhead expense was primarily due to an increase in NIKE Direct variable costs, partially offset by lower wage-related expenses. Demand creation expense was flat as lower sports marketing expense was offset by higher digital marketing.

FIRST SIX MONTHS OF FISCAL 2024 COMPARED TO FIRST SIX MONTHS OF FISCAL 2023
•North America revenues decreased 2% on a currency-neutral basis due to lower revenues in Men's, Women's and Kids', partially offset by higher revenues in the Jordan Brand. Wholesale revenues decreased 9%, reflecting our proactive decisions to prioritize marketplace health in the current year coupled with our liquidation of excess inventory in the prior year. NIKE Direct revenues increased 5%, driven by comparable sales growth of 4%, the addition of new stores and digital sales growth of 3%.
•Footwear revenues decreased 3% on a currency-neutral basis due to lower revenues in Men's, Kids' and Women's, partially offset by higher revenues in the Jordan Brand. Unit sales of footwear decreased 15%, while higher ASP per pair contributed approximately 12 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price and NIKE Direct ASPs as well as growth in NIKE Direct.
•Apparel revenues decreased 1% on a currency-neutral basis due to lower revenues in Men's, Women's and the Jordan Brand, partially offset by higher revenues in Kids'. Unit sales of apparel decreased 17%, while higher ASP per unit contributed 16 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs.
Reported EBIT increased 3% reflecting lower revenues and the following:
•Gross margin expansion of 240 basis points primarily due to higher full-price ASP, net of discounts, largely due to strategic pricing actions and lower discounts. This was partially offset by higher product costs, reflecting higher product input costs partially offset by lower ocean freight rates.
•Selling and administrative expense increase of 3% driven by higher operating overhead expense. The increase in operating overhead expense was primarily due to higher NIKE Direct variable costs. Demand creation expense was flat as lower sports marketing expense and lower advertising and marketing expense was offset by higher digital marketing.
EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$2,186	$2,063	6%	1%	$4,446	$4,075	9%	6%
Apparel	1,200	1,281	-6%	-10%	2,337	2,434	-4%	-7%
Equipment	181	145	25%	18%	394	313	26%	21%
TOTAL REVENUES	$3,567	$3,489	2%	-3%	$7,177	$6,822	5%	2%
Revenues by:
Sales to Wholesale Customers	$2,138	$2,242	-5%	-8%	$4,517	$4,445	2%	-1%
Sales through NIKE Direct	1,429	1,247	15%	7%	2,660	2,377	12%	7%
TOTAL REVENUES	$3,567	$3,489	2%	-3%	$7,177	$6,822	5%	2%
EARNINGS BEFORE INTEREST AND TAXES	$927	$990	-6%		$1,857	$1,965	-5%
SECOND QUARTER OF FISCAL 2024 COMPARED TO SECOND QUARTER OF FISCAL 2023
•EMEA revenues decreased 3% on a currency-neutral basis due to lower revenues in Women's, Kids' and Men's, partially offset by higher revenues in the Jordan Brand. Wholesale revenues decreased 8%, reflecting our proactive decisions to prioritize marketplace health in the current year coupled with our liquidation of excess inventory in the prior year. NIKE Direct revenues increased 7%, driven by digital sales growth of 7%, comparable store sales growth of 8% and the addition of new stores.
•Footwear revenues increased 1% on a currency-neutral basis due to higher revenues in Men's and the Jordan Brand, largely offset by lower revenues in Kids' and Women's. Unit sales of footwear decreased 5%, while higher ASP per pair contributed approximately 6 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to growth in NIKE Direct and higher full-price ASP.
•Apparel revenues decreased 10% on a currency-neutral basis primarily due to lower revenues in Men's, Women's and Kids'. Unit sales of apparel decreased 21%, while higher ASP per unit contributed approximately 11 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs.

Reported EBIT decreased 6% reflecting higher revenues and the following:
•Gross margin contraction of 140 basis points largely due to unfavorable changes in standard foreign currency exchange rates, partially offset by lower product costs, reflecting lower ocean freight rates, higher full-price ASP, net of discounts, primarily due to strategic pricing actions, and higher margin in NIKE Direct.
•Selling and administrative expense increase of 8% due to higher demand creation and operating overhead expense. Demand creation expense increased primarily due to higher sports marketing expense and unfavorable changes in foreign currency exchange rates. Operating overhead expense increased primarily due to unfavorable changes in foreign currency exchange rates.
FIRST SIX MONTHS OF FISCAL 2024 COMPARED TO FIRST SIX MONTHS OF FISCAL 2023
•EMEA revenues increased 2% on a currency-neutral basis due to higher revenues in Men's, partially offset by lower revenues in Kids', Women's and the Jordan Brand. NIKE Direct revenues increased 7%, driven by comparable store sales growth of 11%, the addition of new stores and digital sales growth of 3%.
•Footwear revenues increased 6% on a currency-neutral basis, primarily due to higher revenues in Men's and Women's, partially offset by lower revenues in Kids'. Unit sales of footwear decreased 1%, while higher ASP per pair contributed approximately 7 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP and growth in NIKE Direct.
•Apparel revenues decreased 7% on a currency-neutral basis due to lower revenues in Men's, Women's, the Jordan Brand and Kids'. Unit sales of apparel decreased 18%, while higher ASP per unit contributed approximately 11 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs.
Reported EBIT decreased 5% reflecting higher revenues and the following:
•Gross margin contraction of 220 basis points largely due to unfavorable changes in standard foreign currency exchange rates, partially offset by higher full-price ASP, net of discounts, primarily due to strategic pricing actions and higher margin in NIKE Direct.
•Selling and administrative expense increase of 9% due to higher operating overhead and demand creation expense. Operating overhead expense increased primarily due to higher wage-related expenses, other administrative costs and unfavorable changes in foreign currency exchange rates. Demand creation expense increased primarily due to higher sports marketing expense and unfavorable changes in foreign currency exchange rates.
GREATER CHINA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,361	$1,370	-1%	3%	$2,648	$2,603	2%	7%
Apparel	469	393	19%	24%	870	767	13%	19%
Equipment	33	25	32%	36%	80	74	8%	12%
TOTAL REVENUES	$1,863	$1,788	4%	8%	$3,598	$3,444	4%	10%
Revenues by:
Sales to Wholesale Customers	$1,027	$897	14%	19%	$1,922	$1,736	11%	17%
Sales through NIKE Direct	836	891	-6%	-4%	1,676	1,708	-2%	3%
TOTAL REVENUES	$1,863	$1,788	4%	8%	$3,598	$3,444	4%	10%
EARNINGS BEFORE INTEREST AND TAXES	$514	$511	1%		$1,039	$1,052	-1%

SECOND QUARTER OF FISCAL 2024 COMPARED TO SECOND QUARTER OF FISCAL 2023
•Greater China revenues increased 8% on a currency-neutral basis due to higher revenues in Men's, the Jordan Brand, Women's and Kids'. NIKE Direct revenues decreased 4% due to digital sales declines of 22%, reflecting reduced digital traffic, partially offset by comparable store sales growth of 7% and growth in non-comparable store sales.
•Footwear revenues increased 3% on a currency-neutral basis due to higher revenues in Men's, the Jordan Brand, Kids' and Women's. Unit sales of footwear increased 3% and ASP per pair was flat, as lower NIKE Direct ASP and a lower mix of NIKE Direct sales were offset by higher full-price and off-price ASPs.
•Apparel revenues increased 24% on a currency-neutral basis due to higher revenues in Men's, the Jordan Brand, Women's and Kids'. Unit sales of apparel increased 16%, while higher ASP per unit contributed approximately 8 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher NIKE Direct and off-price ASPs.
Reported EBIT increased 1% reflecting higher revenues and the following:
•Gross margin expansion of approximately 80 basis points, primarily due to lower product costs, reflecting product mix, partially offset by unfavorable changes in standard foreign currency exchange rates and lower ASP, net of discounts, reflecting product mix partially offset by lower discounts.
•Selling and administrative expense increase of 7% primarily due to higher operating overhead expense. Operating overhead expense increased due to higher NIKE Direct costs, partially offset by favorable changes in foreign currency exchange rates.
FIRST SIX MONTHS OF FISCAL 2024 COMPARED TO FIRST SIX MONTHS OF FISCAL 2023
•Greater China revenues increased 10% on a currency-neutral basis due to higher revenues in Men's, the Jordan Brand, Women's and Kids'. NIKE Direct revenues increased 3% due to comparable store sales growth of 7% and growth in non-comparable store sales, partially offset by digital sales declines of 10%, reflecting reduced digital traffic.
•Footwear revenues increased 7% on a currency-neutral basis due to higher revenues in the Jordan Brand, Men's, Women's and Kids'. Unit sales of footwear increased 6%, while higher ASP per pair contributed approximately 1 percentage point of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, partially offset by lower NIKE Direct ASP.
•Apparel revenues increased 19% on a currency-neutral basis, primarily due to higher revenues in Men's, Women's, and Kids'. Unit sales of apparel increased 5%, while higher ASP per unit contributed approximately 14 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher NIKE Direct and full-price ASPs, as well as a higher mix of full-price sales.
Reported EBIT decreased 1% reflecting higher revenues and the following:
•Flat gross margin, primarily due to unfavorable changes in standard foreign currency exchange rates offset by higher full-price ASP, net of discounts, largely due to lower discounts.
•Selling and administrative expense increase of 7% primarily due to higher operating overhead and demand creation expense. Operating overhead expense increased primarily due to higher NIKE Direct costs, partially offset by favorable changes in foreign currency exchange rates. Demand creation expense increased primarily due to higher advertising and marketing expense, partially offset by favorable changes in foreign currency exchange rates.

ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,303	$1,108	18%	15%	$2,444	$2,172	13%	11%
Apparel	437	435	0%	-2%	808	848	-5%	-5%
Equipment	65	56	16%	15%	125	114	10%	9%
TOTAL REVENUES	$1,805	$1,599	13%	10%	$3,377	$3,134	8%	7%
Revenues by:
Sales to Wholesale Customers	$1,051	$965	9%	7%	$1,988	$1,879	6%	5%
Sales through NIKE Direct	754	634	19%	15%	1,389	1,255	11%	9%
TOTAL REVENUES	$1,805	$1,599	13%	10%	$3,377	$3,134	8%	7%
EARNINGS BEFORE INTEREST AND TAXES	$521	$485	7%		$935	$985	-5%
We completed the sale of our entity in Chile and our entities in Argentina and Uruguay to third-party distributors in the first and second quarters of fiscal 2023, respectively. The impacts from closing these transactions are included within Corporate and are not reflected in the Asia Pacific & Latin America operating segment results. This completed the transition of our NIKE Brand businesses within our Central and South America ("CASA") marketplace, which now reflects a full distributor operating model.
SECOND QUARTER OF FISCAL 2024 COMPARED TO SECOND QUARTER OF FISCAL 2023
•APLA revenues increased 10% on a currency-neutral basis due to higher revenues across most territories, led by Southeast Asia & India, Korea and Mexico. Revenues increased due to overall growth in Men's, the Jordan Brand, Women's and Kids'. NIKE Direct revenues increased 15%, driven by digital sales growth of 14%, comparable store sales growth of 11% and the addition of new stores.
•Footwear revenues increased 15% on a currency-neutral basis, due to higher revenues in Men's, Women's, the Jordan Brand and Kids'. Unit sales of footwear increased 10%, while higher ASP per unit contributed approximately 5 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, growth in NIKE Direct and higher off-price ASP, partially offset by lower NIKE Direct ASP.
•Apparel revenues decreased 2% on a currency-neutral basis, primarily due to lower revenues in Men's and Women's. Unit sales of apparel decreased 9%, while higher ASP per unit contributed approximately 7 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price ASP, growth in NIKE Direct and higher off-price ASP, partially offset by lower NIKE Direct ASP.
Reported EBIT increased 7% reflecting higher revenues and the following:
•Gross margin contraction of approximately 200 basis points primarily due to unfavorable changes in standard foreign currency exchange rates and lower margin in NIKE Direct. This was partially offset by higher full-price ASP, net of discounts, primarily due to strategic pricing actions.
•Selling and administrative expense increase of 9% due to higher demand creation and operating overhead expense. Demand creation expense increased primarily due to higher digital marketing and sports marketing expense. Operating overhead expense increased primarily due to higher wage-related expenses and NIKE Direct variable costs.
FIRST SIX MONTHS OF FISCAL 2024 COMPARED TO FIRST SIX MONTHS OF FISCAL 2023
•APLA revenues increased 7% on a currency-neutral basis due to higher revenues across most territories, led by Southeast Asia & India, Japan, Mexico and Korea, partially offset by lower revenues in CASA. Within our CASA territory, the transition of our Chile, Argentina and Uruguay entities to a third-party distributor operating model did not have a material impact on APLA revenues. Revenues increased due to overall growth in Men's, the Jordan Brand, Women's and Kids'. NIKE Direct revenues increased 9%, driven by comparable store sales growth of 11%, the addition of new stores and digital sales growth of 6%.
•Footwear revenues increased 11% on a currency-neutral basis due to higher revenues in Men's, Women's, the Jordan Brand and Kids'. Unit sales of footwear increased 8%, while higher ASP per unit contributed approximately 3 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, growth in NIKE Direct and higher off-price ASP, partially offset by lower NIKE Direct ASP.

•Apparel revenues decreased 5% on a currency-neutral basis, primarily due to lower revenues in Men's and Women's. Unit sales of apparel decreased 13%, while higher ASP per unit contributed approximately 8 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price ASP, growth in NIKE Direct and higher off-price ASP, partially offset by lower NIKE Direct ASP.
Reported EBIT decreased 5% reflecting higher revenues and the following:
•Gross margin contraction of approximately 310 basis points primarily due to unfavorable changes in standard foreign currency exchange rates, lower margin in NIKE Direct and higher product costs, reflecting higher product input costs. This was partially offset by higher full-price ASP, net of discounts.
•Selling and administrative expense increase of 12% due to higher demand creation and operating overhead expense. Demand creation expense increased primarily due to higher marketing expense. Operating overhead expense increased primarily due to higher wage-related expenses and NIKE Direct variable costs.
GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$12	$18	-33%	-41%	$25	$32	-22%	-25%
Earnings (Loss) Before Interest and Taxes	$(1,168)	$(1,226)	5%		$(2,373)	$(2,413)	2%
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
SECOND QUARTER OF FISCAL 2024 COMPARED TO SECOND QUARTER OF FISCAL 2023
Global Brand Divisions' loss before interest and taxes decreased 5% primarily due to lower operating overhead and demand creation expense. Lower operating overhead expense was primarily due to lower technology spend and wage-related costs. Lower demand creation expense was primarily due to decreased advertising and marketing expense.
FIRST SIX MONTHS OF FISCAL 2024 COMPARED TO FIRST SIX MONTHS OF FISCAL 2023
Global Brand Divisions' loss before interest and taxes decreased 2% primarily due to lower operating overhead expense partially offset by higher demand creation expense. Lower operating overhead expense was primarily due to lower technology spend and lower wage-related costs. Higher demand creation expense was primarily due to higher advertising and marketing expense.

CONVERSE

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2023	2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$442	$517	-15%	-16%	$964	$1,093	-12%	-13%
Apparel	30	21	43%	45%	50	42	19%	22%
Equipment	7	6	17%	20%	18	14	29%	28%
Other(1)	40	42	-5%	-5%	75	80	-6%	-6%
TOTAL REVENUES	$519	$586	-11%	-13%	$1,107	$1,229	-10%	-11%
Revenues by:
Sales to Wholesale Customers	$257	$304	-15%	-17%	$586	$647	-9%	-11%
Sales through Direct to Consumer	222	240	-8%	-9%	446	502	-11%	-11%
Other(1)	40	42	-5%	-5%	75	80	-6%	-6%
TOTAL REVENUES	$519	$586	-11%	-13%	$1,107	$1,229	-10%	-11%
EARNINGS BEFORE INTEREST AND TAXES	$115	$153	-25%		$282	$362	-22%
(1)Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.
SECOND QUARTER OF FISCAL 2024 COMPARED TO SECOND QUARTER OF FISCAL 2023
•Converse revenues decreased 13% on a currency-neutral basis as revenue declines in North America and Western Europe were partially offset by growth in Asia. Combined unit sales within the wholesale and direct to consumer channels decreased 13%, driven primarily by a decrease in wholesale, while ASP was flat.
•Wholesale revenues decreased 17% on a currency-neutral basis, as declines in North America and Western Europe were partially offset by growth in Asia.
•Direct to consumer revenues decreased 9% on a currency-neutral basis primarily due to reduced traffic in North America.
Reported EBIT decreased 25% reflecting lower revenues and the following:
•Gross margin contraction of approximately 160 basis points due to lower margin in direct to consumer and unfavorable changes in standard foreign currency exchange rates, offset by lower ocean freight rates.
•Selling and administrative expense decrease of 8% due to lower demand creation and operating overhead expense. Demand creation expense decreased as a result of lower advertising and marketing costs while operating overhead expense decreased primarily as a result of lower wage-related expenses.
FIRST SIX MONTHS OF FISCAL 2024 COMPARED TO FIRST SIX MONTHS OF FISCAL 2023
•Converse revenues decreased 11% on a currency-neutral basis as revenue declines in North America and Western Europe were partially offset by growth in Asia. Combined unit sales within the wholesale and direct to consumer channels decreased 9% and ASP decreased 2%, reflecting promotional activity in direct to consumer.
•Wholesale revenues decreased 11% on a currency-neutral basis, as declines in North America and Western Europe were partially offset by growth in Asia.
•Direct to consumer revenues decreased 11% on a currency-neutral basis primarily due to reduced traffic in North America.
Reported EBIT decreased 22% reflecting lower revenues and the following:
•Gross margin contraction of approximately 180 basis points due to unfavorable changes in standard foreign currency exchange rates, lower margin in direct to consumer, and higher other costs, slightly offset by lower product costs and ocean freight rates.
•Selling and administrative expense decrease of 4% due to lower operating overhead and demand creation expense. Operating overhead expense decreased primarily as a result of lower wage-related expenses while demand creation expense decreased due to lower advertising and marketing costs.

CORPORATE

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2023	2022	% CHANGE	2023	2022	% CHANGE
Revenues	$(3)	$5	—	$(5)	$1	—
Earnings (Loss) Before Interest and Taxes	$(535)	$(744)	28%	$(1,186)	$(1,318)	10%
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
SECOND QUARTER OF FISCAL 2024 COMPARED TO SECOND QUARTER OF FISCAL 2023
Corporate's loss before interest and taxes decreased $209 million for the second quarter of fiscal 2024, primarily due to the following:
•a favorable change of $213 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin;
•a favorable change of $24 million related to the loss recognized in the prior year upon completion of the sale of our entities in Argentina and Uruguay to a third-party distributor, partially offset by the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and
•an unfavorable change of $33 million primarily related to professional services, reported as a component of consolidated Operating overhead expense.
FIRST SIX MONTHS OF FISCAL 2024 COMPARED TO FIRST SIX MONTHS OF FISCAL 2023
Corporate's loss before interest and taxes decreased $132 million for the first six months of fiscal 2024, primarily due to the following:
•a favorable change of $318 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin;
•an unfavorable change of $92 million primarily related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as net favorable settlements of legal matters in the prior year, partially offset by the loss recognized in the prior year upon completion of the sale of our entities in Argentina and Uruguay to a third-party distributor, reported as a component of consolidated Other (income) expense, net; and
•an unfavorable change of $92 million primarily related to increased professional services and wage-related expenses, reported as a component of consolidated Operating overhead expense.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the three and six months ended November 30, 2023, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (the "Annual Report").
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
•Non-Functional Currency Denominated Monetary Assets and Liabilities — Our global subsidiaries have various monetary assets and liabilities, primarily receivables and payables, including intercompany receivables and payables, denominated in currencies other than their functional currencies. These balance sheet items are subject to remeasurement which may create fluctuations in Other (income) expense, net within our Unaudited Condensed Consolidated Statements of Income.
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
Certain currency forward contracts used to manage the foreign exchange exposure of non-functional currency denominated monetary assets and liabilities subject to remeasurement are not formally designated as hedging instruments. Accordingly, changes in fair value of these instruments are recognized in Other (income) expense, net within our Unaudited Condensed Consolidated Statements of Income and are intended to offset the foreign currency impact of the remeasurement of the related non-functional currency denominated asset or liability being hedged.

TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $161 million and $104 million for the three and six months ended November 30, 2023, respectively, and a detriment of approximately $1,132 million and $1,955 million for the three and six months ended November 30, 2022, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $66 million and $64 million for the three and six months ended November 30, 2023, respectively, and a detriment of approximately $316 million and $569 million for the three and six months ended November 30, 2022, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $37 million and $102 million of our Income before income taxes for the three and six months ended November 30, 2023, respectively.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $2,751 million for the first six months of fiscal 2024 compared to $1,358 million for the first six months of fiscal 2023. Net income, adjusted for non-cash items, generated $3,613 million of operating cash inflow for the first six months of fiscal 2024, compared to $3,367 million for the first six months of fiscal 2023. The net change in working capital and other assets and liabilities resulted in a decrease to Cash provided (used) by operations of $862 million for the first six months of fiscal 2024 compared to a decrease $2,009 million for the first six months of fiscal 2023. The favorable net change in working capital was primarily impacted by favorable changes to Inventories due to reduced inventory purchases and improved lead times in the current period.
Cash provided (used) by investing activities was an inflow of $875 million for the first six months of fiscal 2024, compared to an outflow of $23 million for the first six months of fiscal 2023, primarily driven by the net change in short-term investments (including sales, maturities and purchases). For the first six months of fiscal 2024, the net change in short-term investments resulted in a cash inflow of $1,343 million compared to a cash inflow of $423 million for the first six months of fiscal 2023.
Cash provided (used) by financing activities was an outflow of $3,151 million for the first six months of fiscal 2024 compared to $3,321 million for the first six months of fiscal 2023. The decreased outflow was driven by lower share repurchases of $2,331 million in the first six months of fiscal 2024 compared to $2,550 million in the first six months of fiscal 2023, partially offset by higher dividend payments of $1,047 million in the first six months of fiscal 2024 compared to $960 million in the first six months of fiscal 2023.

During the first six months of fiscal 2024, we repurchased a total of 22.4 million shares of NIKE's Class B Common Stock for $2,341 million (an average price of $104.43 per share) under the four-year, $18 billion share repurchase plan authorized by the Board of Directors in June 2022. As of November 30, 2023, we have repurchased 65.9 million shares at a cost of approximately $7.1 billion (an average price of $108.36 per share) under this $18 billion share repurchase program. We continue to expect funding of share repurchases will come from operating cash flows and excess cash. The timing and the amount of share repurchases will be dictated by our capital needs and stock market conditions.
CAPITAL RESOURCES
On July 21, 2022, we filed a shelf registration statement (the "Shelf") with the U.S. Securities and Exchange Commission (the "SEC") which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 21, 2025.
As of November 30, 2023, our committed credit facilities were unchanged from the information previously reported within the Annual Report. We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes. As of November 30, 2023, we were in full compliance with the covenants under our facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future. As of November 30, 2023 and May 31, 2023, no amounts were outstanding under our committed credit facilities.
Liquidity is also provided by our $3 billion commercial paper program. As of and for the three months ended November 30, 2023, we did not have any borrowings outstanding under our $3 billion program. We may issue commercial paper or other debt securities depending on general corporate needs.
To date, in fiscal 2024, we have not experienced difficulty accessing the capital or credit markets; however, future volatility may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of November 30, 2023, we had Cash and equivalents and Short-term investments totaling $9.9 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of November 30, 2023, the weighted average days to maturity of our cash equivalents and short-term investments portfolio was 78 days.
We believe that existing Cash and equivalents, Short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.
CONTRACTUAL OBLIGATIONS
As a result of renewals of, and additions to, outstanding endorsement contracts, cash payments due under these contracts have increased from what was reported within our Annual Report.
Obligations under endorsement contracts as of November 30, 2023, and significant contracts entered into through the date of this report were $9.1 billion, with $1.4 billion payable within 12 months.
Other than the changes reported above, there have been no significant changes to the material cash requirements reported within our Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS
As of November 30, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2023.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating or financial results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: risks relating to the enterprise initiative, including the risk that NIKE is not able to identify opportunities to deliver anticipated cost savings, risks related to the preliminary nature of the estimate of the charges to be incurred in connection with the enterprise initiative, which is subject to change as NIKE refines the estimate over time, risks related to any delays in the timing for implementing the initiative or potential disruptions to NIKE’s business or operations as it executes on the initiative, and other factors that may cause NIKE to be unable to achieve the expected benefits of the initiative; the size and growth of the overall athletic or leisure footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic or leisure footwear, apparel and equipment for consumers and endorsers; NIKE's ability to successfully innovate and compete in various categories; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; international, national and local political, civil, economic and market conditions, including high, and increases in, inflation and interest rates; our ability to execute on our sustainability strategy and achieve our sustainability-related goals and targets, including sustainable product offerings; difficulties in implementing, operating and maintaining NIKE's increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products; increases in the cost of materials, labor and energy used to manufacture products; new product development and introduction; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity and an inability to maintain NIKE's reputation and brand image, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE's debt ratings; changes in business strategy or development plans; general risks associated with doing business outside of the United States, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, sanctions, political and economic instability, conflicts and terrorism; the potential impact of new and existing laws, regulations or policy, including, without limitation, tariffs, import/export, trade, wage and hour or labor and immigration regulations or policies; changes in government regulations; the impact of, including business and legal developments relating to, climate change, extreme weather conditions and natural disasters; litigation, regulatory proceedings, sanctions or any other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel or our corporate culture, values or purpose; the effects of NIKE's decision to invest in or divest of businesses or capabilities; health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic; and other factors referenced or incorporated by reference in this report and other reports.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2022, the Board of Directors approved a four-year, $18 billion share repurchase program. As of November 30, 2023, the Company had repurchased 65.9 million shares at an average price of $108.36 per share for a total approximate cost of $7.1 billion under the program.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended November 30, 2023:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN OR PROGRAM (IN MILLIONS)
September 1 - September 30, 2023	4,042,731	$95.52	$11,682
October 1 - October 31, 2023	4,179,244	$100.79	$11,261
November 1 - November 30, 2023	3,724,655	$107.83	$10,859
	11,946,630	$101.20

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended November 30, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On November 7, 2023, Mark Parker, Executive Chairman, adopted a Rule 10b5-1 trading arrangement for the sale of 617,941 shares of our Class B Common Stock, subject to certain conditions. The arrangement's expiration date is November 14, 2024.
Departure and Separation Agreement
Andrew Campion, NIKE’s Managing Director, Strategic Business Ventures, will transition from the Company effective April 5, 2024. Upon his separation, Mr. Campion will be subject to the terms and conditions applicable to resignations as set forth in his Covenant Not to Compete and Non-Disclosure Agreement, which is described in the Company’s most recently filed proxy statement. The Company has also agreed that he will be entitled to a one-time cash compensation amount of $2,750,000 under a Separation and Release Agreement, dated January 3, 2024, which contains the Company’s standard release of claims and confidentiality provisions.
A copy of the Separation and Release Agreement is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 19, 2020).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
10.1	NIKE, Inc. Employee Stock Purchase Plan, as amended.*
10.2	NIKE, Inc. Foreign Subsidiary Employee Stock Purchase Plan, as amended.*
10.3	Separation and Release Agreement between NIKE, Inc. and Andrew Campion dated January 3, 2024.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certification of Chief Executive Officer.
32.2†	Section 1350 Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
* Management contract or compensatory plan or arrangement.
† Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC. an Oregon Corporation
By:	/s/ MATTHEW FRIEND Matthew Friend Chief Financial Officer and Authorized Officer
Date:	January 5, 2024