Form 10-Q
period 2024-02-29
NIKE, Inc.
filed 2024-04-04
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2024

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of March 29, 2024, the number of shares of the Registrant's Common Stock outstanding were:
Class A	297,897,252
Class B	1,211,461,555
1,509,358,807

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
(In millions, except per share data)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	FEBRUARY 29, 2024	FEBRUARY 28, 2023
Revenues	$12,429	$12,390	$38,756	$38,392
Cost of sales	6,867	7,019	21,503	21,695
Gross profit	5,562	5,371	17,253	16,697
Demand creation expense	1,011	923	3,194	2,968
Operating overhead expense	3,215	3,036	9,294	9,035
Total selling and administrative expense	4,226	3,959	12,488	12,003
Interest expense (income), net	(52)	(7)	(108)	22
Other (income) expense, net	(16)	(58)	(101)	(283)
Income before income taxes	1,404	1,477	4,974	4,955
Income tax expense	232	237	774	916
NET INCOME	$1,172	$1,240	$4,200	$4,039
Earnings per common share:
Basic	$0.77	$0.80	$2.76	$2.59
Diluted	$0.77	$0.79	$2.74	$2.57
Weighted average common shares outstanding:
Basic	1,513.2	1,543.8	1,520.8	1,556.7
Diluted	1,526.5	1,564.8	1,534.0	1,574.4
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	FEBRUARY 29, 2024	FEBRUARY 28, 2023
Net income	$1,172	$1,240	$4,200	$4,039
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(57)	153	18	281
Change in net gains (losses) on cash flow hedges	50	(433)	(139)	(279)
Change in net gains (losses) on other	11	23	15	(18)
Total other comprehensive income (loss), net of tax	4	(257)	(106)	(16)
TOTAL COMPREHENSIVE INCOME	$1,176	$983	$4,094	$4,023
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	FEBRUARY 29,	MAY 31,
(In millions)	2024	2023
ASSETS
Current assets:
Cash and equivalents	$8,960	$7,441
Short-term investments	1,613	3,234
Accounts receivable, net	4,526	4,131
Inventories	7,726	8,454
Prepaid expenses and other current assets	1,928	1,942
Total current assets	24,753	25,202
Property, plant and equipment, net	5,082	5,081
Operating lease right-of-use assets, net	2,856	2,923
Identifiable intangible assets, net	259	274
Goodwill	240	281
Deferred income taxes and other assets	4,166	3,770
TOTAL ASSETS	$37,356	$37,531
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Notes payable	6	6
Accounts payable	2,340	2,862
Current portion of operating lease liabilities	474	425
Accrued liabilities	5,818	5,723
Income taxes payable	391	240
Total current liabilities	9,029	9,256
Long-term debt	8,930	8,927
Operating lease liabilities	2,691	2,786
Deferred income taxes and other liabilities	2,480	2,558
Commitments and contingencies (Note 12)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 298 and 305 shares outstanding	—	—
Class B — 1,213 and 1,227 shares outstanding	3	3
Capital in excess of stated value	13,128	12,412
Accumulated other comprehensive income (loss)	125	231
Retained earnings	970	1,358
Total shareholders' equity	14,226	14,004
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,356	$37,531
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023
Cash provided (used) by operations:
Net income	$4,200	$4,039
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	589	516
Deferred income taxes	(281)	(216)
Stock-based compensation	618	556
Amortization, impairment and other	51	107
Net foreign currency adjustments	(81)	(197)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(429)	109
(Increase) decrease in inventories	698	(527)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(342)	(273)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(213)	(526)
Cash provided (used) by operations	4,810	3,588
Cash provided (used) by investing activities:
Purchases of short-term investments	(3,337)	(4,844)
Maturities of short-term investments	2,036	2,470
Sales of short-term investments	3,093	3,149
Additions to property, plant and equipment	(599)	(700)
Other investing activities	(9)	62
Cash provided (used) by investing activities	1,184	137
Cash provided (used) by financing activities:
Increase (decrease) in notes payable, net	—	4
Proceeds from exercise of stock options and other stock issuances	477	413
Repurchase of common stock	(3,214)	(4,101)
Dividends — common and preferred	(1,609)	(1,488)
Other financing activities	(122)	(94)
Cash provided (used) by financing activities	(4,468)	(5,266)
Effect of exchange rate changes on cash and equivalents	(7)	(78)
Net increase (decrease) in cash and equivalents	1,519	(1,619)
Cash and equivalents, beginning of period	7,441	8,574
CASH AND EQUIVALENTS, END OF PERIOD	$8,960	$6,955
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$177	$145
Dividends declared and not paid	561	527
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at November 30, 2023	298	$—	1,219	$3	$12,871	$121	$1,151	$14,146
Stock options exercised			2		135			135
Repurchase of Class B Common Stock			(8)		(67)		(799)	(866)
Dividends on common stock ($0.370 per share)							(561)	(561)
Issuance of shares to employees, net of shares withheld for employee taxes					(27)		7	(20)
Stock-based compensation					216			216
Net income							1,172	1,172
Other comprehensive income (loss)						4		4
Balance at February 29, 2024	298	$—	1,213	$3	$13,128	$125	$970	$14,226

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at November 30, 2022	305	$—	1,245	$3	$11,851	$559	$2,859	$15,272
Stock options exercised			3		153			153
Repurchase of Class B Common Stock			(13)		(99)		(1,420)	(1,519)
Dividends on common stock ($0.340 per share)							(527)	(527)
Issuance of shares to employees, net of shares withheld for employee taxes					(23)		—	(23)
Stock-based compensation					192			192
Net income							1,240	1,240
Other comprehensive income (loss)						(257)		(257)
Balance at February 28, 2023	305	$—	1,235	$3	$12,074	$302	$2,152	$14,531

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2023	305	$—	1,227	$3	$12,412	$231	$1,358	$14,004
Stock options exercised			6		347			347
Conversion to Class B Common Stock	(7)		7					—
Repurchase of Class B Common Stock			(30)		(251)		(2,956)	(3,207)
Dividends on common stock ($1.080 per share) and preferred stock ($0.10 per share)							(1,645)	(1,645)
Issuance of shares to employees, net of shares withheld for employee taxes			3		2		13	15
Stock-based compensation					618			618
Net income							4,200	4,200
Other comprehensive income (loss)						(106)		(106)
Balance at February 29, 2024	298	$—	1,213	$3	$13,128	$125	$970	$14,226

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2022	305	$—	1,266	$3	$11,484	$318	$3,476	$15,281
Stock options exercised			6		302			302
Repurchase of Class B Common Stock			(39)		(288)		(3,829)	(4,117)
Dividends on common stock ($0.985 per share) and preferred stock ($0.10 per share)							(1,535)	(1,535)
Issuance of shares to employees, net of shares withheld for employee taxes			2		20		1	21
Stock-based compensation					556			556
Net income							4,039	4,039
Other comprehensive income (loss)						(16)		(16)
Balance at February 28, 2023	305	$—	1,235	$3	$12,074	$302	$2,152	$14,531
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company" or "NIKE") and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2023, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (the "Annual Report"). The results of operations for the three and nine months ended February 29, 2024, are not necessarily indicative of results to be expected for the entire fiscal year.
RECENTLY ISSUED ACCOUNTING STANDARDS AND DISCLOSURE RULES
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company's annual periods beginning June 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will apply to the Company's fiscal year beginning June 1, 2025. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.
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
Certain financial institutions offer voluntary supplier finance programs facilitated through a third-party platform that provide participating suppliers the option to finance valid payment obligations from the Company. The Company is not a party to agreements negotiated between participating suppliers and third-party financial institutions. The Company's obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in these programs and the Company does not provide guarantees to third parties in connection with these programs. As of February 29, 2024 and May 31, 2023, the Company had $704 million and $834 million, respectively, of outstanding supplier obligations confirmed as valid under these programs. These amounts are included within Accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

NOTE 2 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	FEBRUARY 29,	MAY 31,
(Dollars in millions)	2024	2023
Compensation and benefits, excluding taxes	$1,254	$1,737
Sales-related reserves	1,227	994
Dividends payable	566	529
Endorsement compensation	493	552
Other	2,278	1,911
TOTAL ACCRUED LIABILITIES	$5,818	$5,723

NOTE 3 — FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives, equity securities and available-for-sale debt securities. For additional information about the Company's fair value policies, refer to Note 1 — Summary of Significant Accounting Policies within the Annual Report.
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of February 29, 2024 and May 31, 2023, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	FEBRUARY 29, 2024
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,118	$1,118	$—
Level 1:
U.S. Treasury securities	1,002	1	1,001
Level 2:
Commercial paper and bonds	580	18	562
Money market funds	7,272	7,272	—
Time deposits	560	551	9
U.S. Agency securities	41	—	41
Total Level 2	8,453	7,841	612
TOTAL	$10,573	$8,960	$1,613

	MAY 31, 2023
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,767	$1,767	$—
Level 1:
U.S. Treasury securities	2,655	—	2,655
Level 2:
Commercial paper and bonds	543	15	528
Money market funds	5,157	5,157	—
Time deposits	507	502	5
U.S. Agency securities	46	—	46
Total Level 2	6,253	5,674	579
TOTAL	$10,675	$7,441	$3,234

As of February 29, 2024, the Company held $867 million of available-for-sale debt securities with maturity dates within one year and $746 million with maturity dates greater than one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $113 million and $83 million for the three months ended February 29, 2024 and February 28, 2023, respectively, and $304 million and $196 million for the nine months ended February 29, 2024 and February 28, 2023, respectively.
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	FEBRUARY 29, 2024
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$390	$324	$66	$149	$132	$17
Interest rate swap contracts(1)	2	—	2	4	—	4
TOTAL	$392	$324	$68	$153	$132	$21
(1)If the derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $149 million as of February 29, 2024. As of that date, the Company received $48 million of cash collateral from counterparties related to derivative instruments. No amount of collateral was posted on the derivative liability balance as of February 29, 2024.

	MAY 31, 2023
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$557	$493	$64	$180	$128	$52
(1)If the derivative instruments had been netted on the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $178 million as of May 31, 2023. As of that date, the Company received $36 million of cash collateral from counterparties related to derivative instruments. No amount of collateral was posted on the derivative liability balance as of May 31, 2023.
For additional information related to the Company's derivative financial instruments and credit risk, refer to Note 8 — Risk Management and Derivatives.
The carrying amounts of other current financial assets and other current financial liabilities approximate fair value.
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts, debt issuance costs and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt was approximately $7,764 million at February 29, 2024 and $7,889 million at May 31, 2023.

NOTE 4 — SHORT-TERM BORROWINGS AND CREDIT LINES
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.
As of February 29, 2024 and May 31, 2023, the Company had no borrowings outstanding under its $3 billion commercial paper program.
On March 8, 2024, subsequent to the end of the third quarter of fiscal 2024, the Company entered into a 364-day committed credit facility agreement with a syndicate of banks, which provides for up to $1 billion of borrowings, with an option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 7, 2025, with an option to extend the maturity date an additional 364 days. This facility replaces the prior $1 billion 364-day credit facility agreement entered into on March 10, 2023, which matured on March 8, 2024. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing Term Secured Overnight Financing Rate (Term SOFR) for the applicable interest period plus 0.60%. The facility fee is 0.02% of the total undrawn commitment. As of April 4, 2024, no amounts were outstanding under this committed credit facility.
There have been no other changes to the credit lines reported in the Annual Report for the fiscal year ended May 31, 2023.

NOTE 5 — INCOME TAXES
The effective tax rate was 15.6% and 18.5% for the nine months ended February 29, 2024 and February 28, 2023, respectively. The decrease in the Company's effective tax rate was primarily due to one-time benefits including the impact of temporary relief provided by the Internal Revenue Service ("IRS") relating to U.S. foreign tax credit regulations. On July 21, 2023, the IRS issued Notice 2023-55 which specifically delayed the application of certain U.S. foreign tax credit regulations that had previously limited the Company's ability to claim credits on certain foreign taxes for the fiscal year ended May 31, 2023. As a result of this new guidance, the Company recognized a one-time tax benefit related to prior year tax positions in the first three months of fiscal 2024. Other one-time benefits included a reduction in accrued withholding taxes on undistributed foreign earnings recognized in the second quarter of fiscal 2024.
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
As of February 29, 2024, total gross unrecognized tax benefits, excluding related interest and penalties, were $988 million, $701 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2023, total gross unrecognized tax benefits, excluding related interest and penalties, were $936 million. As of February 29, 2024 and May 31, 2023, accrued interest and penalties related to uncertain tax positions were $314 million and $268 million, respectively, (excluding federal benefit) and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
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
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	FEBRUARY 29, 2024	FEBRUARY 28, 2023
Stock options(1)	$89	$78	$253	$232
ESPPs	17	20	55	53
Restricted stock and restricted stock units(2)	110	94	310	271
TOTAL STOCK-BASED COMPENSATION EXPENSE	$216	$192	$618	$556
(1)Expense for stock options includes the expense associated with stock appreciation rights.
(2)Restricted stock units include RSUs and PSUs.
The income tax benefit related to stock-based compensation expense was $12 million and $22 million for the three months ended February 29, 2024 and February 28, 2023, respectively, and $30 million and $44 million for the nine months ended February 29, 2024 and February 28, 2023, respectively, and reported within Income tax expense.
STOCK OPTIONS
As of February 29, 2024, the Company had $478 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.6 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
As of February 29, 2024, the Company had $699 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.5 years.

NOTE 7 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share exclude restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an estimated additional 40.9 million and 29.5 million shares of common stock outstanding for the three months ended February 29, 2024 and February 28, 2023, respectively, and 42.6 million and 31.8 million shares of common stock outstanding for the nine months ended February 29, 2024 and February 28, 2023, respectively, because the awards were assumed to be anti-dilutive.

	THREE MONTHS ENDED		NINE MONTHS ENDED
(In millions, except per share data)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	FEBRUARY 29, 2024	FEBRUARY 28, 2023
Net income available to common stockholders	$1,172	$1,240	$4,200	$4,039
Determination of shares:
Weighted average common shares outstanding	1,513.2	1,543.8	1,520.8	1,556.7
Assumed conversion of dilutive stock options and awards	13.3	21.0	13.2	17.7
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,526.5	1,564.8	1,534.0	1,574.4
Earnings per common share:
Basic	$0.77	$0.80	$2.76	$2.59
Diluted	$0.77	$0.79	$2.74	$2.57

NOTE 8 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the nine months ended February 29, 2024, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report. For additional information about the Company's derivatives and hedging policies, refer to Note 1 — Summary of Significant Accounting Policies and Note 12 — Risk Management and Derivatives within the Annual Report.
The majority of derivatives outstanding as of February 29, 2024, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Chinese Yuan/U.S. Dollar and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	FEBRUARY 29,	MAY 31,
(Dollars in millions)		2024	2023
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$312	$480
Foreign exchange forwards and options	Deferred income taxes and other assets	66	64
Interest rate swap contracts	Deferred income taxes and other assets	2	—
Total derivatives formally designated as hedging instruments		380	544
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	12	13
Total derivatives not designated as hedging instruments		12	13
TOTAL DERIVATIVE ASSETS		$392	$557

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	FEBRUARY 29,	MAY 31,
(Dollars in millions)		2024	2023
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$121	$93
Foreign exchange forwards and options	Deferred income taxes and other liabilities	17	52
Interest rate swap contracts	Deferred income taxes and other liabilities	4	—
Total derivatives formally designated as hedging instruments		142	145
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	11	35
Total derivatives not designated as hedging instruments		11	35
TOTAL DERIVATIVE LIABILITIES		$153	$180

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED
	FEBRUARY 29, 2024	FEBRUARY 28, 2023		FEBRUARY 29, 2024	FEBRUARY 28, 2023
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(32)	$30	Revenues	$(10)	$14
Foreign exchange forwards and options	135	(141)	Cost of sales	70	182
Foreign exchange forwards and options	—	1	Demand creation expense	1	(1)
Foreign exchange forwards and options	49	(65)	Other (income) expense, net	52	90
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(2)
TOTAL DESIGNATED CASH FLOW HEDGES	$152	$(175)		$111	$283
(1)For the three months ended February 29, 2024 and February 28, 2023, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	NINE MONTHS ENDED		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	NINE MONTHS ENDED
	FEBRUARY 29, 2024	FEBRUARY 28, 2023		FEBRUARY 29, 2024	FEBRUARY 28, 2023
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(55)	$52	Revenues	$(7)	$9
Foreign exchange forwards and options	154	245	Cost of sales	221	464
Foreign exchange forwards and options	2	(2)	Demand creation expense	1	(4)
Foreign exchange forwards and options	78	181	Other (income) expense, net	138	297
Interest rate swaps(2)	—	—	Interest expense (income), net	(6)	(6)
TOTAL DESIGNATED CASH FLOW HEDGES	$179	$476		$347	$760
(1)For the nine months ended February 29, 2024 and February 28, 2023, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES				LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	FEBRUARY 29, 2024	FEBRUARY 28, 2023
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options and embedded derivatives	$9	$(26)	$(1)	$52	Other (income) expense, net
CASH FLOW HEDGES
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $17.6 billion as of February 29, 2024. Approximately $250 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of February 29, 2024, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of February 29, 2024, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 27 months.
FAIR VALUE HEDGES
The total notional amount of outstanding interest rate swap contracts designated as fair value hedges was $901 million as of February 29, 2024.
UNDESIGNATED DERIVATIVE INSTRUMENTS
The total notional amount of outstanding undesignated derivative instruments was $3.9 billion as of February 29, 2024.
CREDIT RISK
As of February 29, 2024, the Company was in compliance with all credit risk-related contingent features, and derivative instruments with such features were in a net asset position of approximately $239 million. Accordingly, the Company was not required to post cash collateral as a result of these contingent features. Further, $48 million of collateral was received on the Company's derivative asset balance as of February 29, 2024. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 3 — Fair Value Measurements.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at November 30, 2023	$(178)	$242	$115	$(58)	$121
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(57)	150	—	4	97
Reclassifications to net income of previously deferred (gains) losses(2)	—	(100)	—	7	(93)
Total other comprehensive income (loss)	(57)	50	—	11	4
Balance at February 29, 2024	$(235)	$292	$115	$(47)	$125
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of immaterial tax impact.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at November 30, 2022	$(392)	$933	$115	$(97)	$559
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	150	(179)	—	—	(29)
Reclassifications to net income of previously deferred (gains) losses(2)	3	(254)	—	23	(228)
Total other comprehensive income (loss)	153	(433)	—	23	(257)
Balance at February 28, 2023	$(239)	$500	$115	$(74)	$302
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of immaterial tax impact.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2023	$(253)	$431	$115	$(62)	$231
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	16	175	—	15	206
Reclassifications to net income of previously deferred (gains) losses(2)	2	(314)	—	—	(312)
Total other comprehensive income (loss)	18	(139)	—	15	(106)
Balance at February 29, 2024	$(235)	$292	$115	$(47)	$125
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of immaterial tax impact.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2022	$(520)	$779	$115	$(56)	$318
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(77)	399	—	(27)	295
Reclassifications to net income of previously deferred (gains) losses(2)	358	(678)	—	9	(311)
Total other comprehensive income (loss)	281	(279)	—	(18)	(16)
Balance at February 28, 2023	$(239)	$500	$115	$(74)	$302
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

The following table summarizes the reclassifications from Accumulated other comprehensive income (loss) to the Unaudited Condensed Consolidated Statements of Income:

	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME				LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	FEBRUARY 29, 2024	FEBRUARY 28, 2023
Gains (losses) on foreign currency translation adjustment	$—	$(3)	$(2)	$(374)	Other (income) expense, net
Total before tax	—	(3)	(2)	(374)
Tax (expense) benefit	—	—	—	16
Gain (loss) net of tax	—	(3)	(2)	(358)
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	(10)	14	(7)	9	Revenues
Foreign exchange forwards and options	70	182	221	464	Cost of sales
Foreign exchange forwards and options	1	(1)	1	(4)	Demand creation expense
Foreign exchange forwards and options	52	90	138	297	Other (income) expense, net
Interest rate swaps	(2)	(2)	(6)	(6)	Interest expense (income), net
Total before tax	111	283	347	760
Tax (expense) benefit	(11)	(29)	(33)	(82)
Gain (loss) net of tax	100	254	314	678
Gains (losses) on other	(9)	(32)	1	(12)	Other (income) expense, net
Total before tax	(9)	(32)	1	(12)
Tax (expense) benefit	2	9	(1)	3
Gain (loss) net of tax	(7)	(23)	—	(9)
Total net gain (loss) reclassified for the period	$93	$228	$312	$311

NOTE 10 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues disaggregated by reportable operating segment, major product line and distribution channel:

	THREE MONTHS ENDED FEBRUARY 29, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,460	$1,960	$1,547	$1,195	$—	$8,162	$426	$—	$8,588
Apparel	1,408	994	498	390	—	3,290	25	—	3,315
Equipment	202	184	39	62	—	487	9	—	496
Other	—	—	—	—	9	9	35	(14)	30
TOTAL REVENUES	$5,070	$3,138	$2,084	$1,647	$9	$11,948	$495	$(14)	$12,429
Revenues by:
Sales to Wholesale Customers	$2,440	$1,966	$1,243	$939	$—	$6,588	$257	$—	$6,845
Sales through Direct to Consumer	2,630	1,172	841	708	—	5,351	203	—	5,554
Other	—	—	—	—	9	9	35	(14)	30
TOTAL REVENUES	$5,070	$3,138	$2,084	$1,647	$9	$11,948	$495	$(14)	$12,429

	THREE MONTHS ENDED FEBRUARY 28, 2023
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,322	$2,011	$1,496	$1,141	$—	$7,970	$540	$—	$8,510
Apparel	1,419	1,094	461	407	—	3,381	29	—	3,410
Equipment	172	141	37	53	—	403	6	—	409
Other	—	—	—	—	12	12	37	12	61
TOTAL REVENUES	$4,913	$3,246	$1,994	$1,601	$12	$11,766	$612	$12	$12,390
Revenues by:
Sales to Wholesale Customers	$2,323	$2,061	$1,126	$913	$—	$6,423	$323	$—	$6,746
Sales through Direct to Consumer	2,590	1,185	868	688	—	5,331	252	—	5,583
Other	—	—	—	—	12	12	37	12	61
TOTAL REVENUES	$4,913	$3,246	$1,994	$1,601	$12	$11,766	$612	$12	$12,390

	NINE MONTHS ENDED FEBRUARY 29, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$10,950	$6,406	$4,195	$3,639	$—	$25,190	$1,390	$—	$26,580
Apparel	4,555	3,331	1,368	1,198	—	10,452	75	—	10,527
Equipment	613	578	119	187	—	1,497	27	—	1,524
Other	—	—	—	—	34	34	110	(19)	125
TOTAL REVENUES	$16,118	$10,315	$5,682	$5,024	$34	$37,173	$1,602	$(19)	$38,756
Revenues by:
Sales to Wholesale Customers	$8,114	$6,483	$3,165	$2,927	$—	$20,689	$843	$—	$21,532
Sales through Direct to Consumer	8,004	3,832	2,517	2,097	—	16,450	649	—	17,099
Other	—	—	—	—	34	34	110	(19)	125
TOTAL REVENUES	$16,118	$10,315	$5,682	$5,024	$34	$37,173	$1,602	$(19)	$38,756

	NINE MONTHS ENDED FEBRUARY 28, 2023
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$11,090	$6,086	$4,099	$3,313	$—	$24,588	$1,633	$—	$26,221
Apparel	4,598	3,528	1,228	1,255	—	10,609	70	—	10,679
Equipment	565	454	111	167	—	1,297	21	—	1,318
Other	—	—	—	—	44	44	117	13	174
TOTAL REVENUES	$16,253	$10,068	$5,438	$4,735	$44	$36,538	$1,841	$13	$38,392
Revenues by:
Sales to Wholesale Customers	$8,533	$6,506	$2,862	$2,792	$—	$20,693	$971	$—	$21,664
Sales through Direct to Consumer	7,720	3,562	2,576	1,943	—	15,801	753	—	16,554
Other	—	—	—	—	44	44	117	13	174
TOTAL REVENUES	$16,253	$10,068	$5,438	$4,735	$44	$36,538	$1,841	$13	$38,392
For the three and nine months ended February 29, 2024 and three and nine months ended February 28, 2023, Global Brand Divisions revenues included NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment. Converse Other revenues were primarily attributable to licensing businesses. Corporate revenues primarily consisted of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through the Company's central foreign exchange risk management program.
As of February 29, 2024 and May 31, 2023, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

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
Corporate consists primarily of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to the Company's headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; and certain foreign currency gains and losses, including certain hedge gains and losses. For the three and nine months ended February 29, 2024, Corporate also includes pre-tax restructuring charges recognized as a result of the Company taking steps to streamline the organization. These pre-tax charges primarily reflect employee severance costs and accelerated stock-based compensation expense. For more information, refer to Note 14 — Restructuring.
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

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	FEBRUARY 29, 2024	FEBRUARY 28, 2023
REVENUES
North America	$5,070	$4,913	$16,118	$16,253
Europe, Middle East & Africa	3,138	3,246	10,315	10,068
Greater China	2,084	1,994	5,682	5,438
Asia Pacific & Latin America	1,647	1,601	5,024	4,735
Global Brand Divisions	9	12	34	44
Total NIKE Brand	11,948	11,766	37,173	36,538
Converse	495	612	1,602	1,841
Corporate	(14)	12	(19)	13
TOTAL NIKE, INC. REVENUES	$12,429	$12,390	$38,756	$38,392
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,400	$1,190	$4,360	$4,064
Europe, Middle East & Africa	734	785	2,591	2,750
Greater China	722	702	1,761	1,754
Asia Pacific & Latin America	471	485	1,406	1,470
Global Brand Divisions	(1,199)	(1,160)	(3,572)	(3,573)
Converse	98	164	380	526
Corporate	(874)	(696)	(2,060)	(2,014)
Interest expense (income), net	(52)	(7)	(108)	22
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,404	$1,477	$4,974	$4,955

	FEBRUARY 29,	MAY 31,
(Dollars in millions)	2024	2023
ACCOUNTS RECEIVABLE, NET
North America	$1,872	$1,653
Europe, Middle East & Africa	1,336	1,197
Greater China	197	162
Asia Pacific & Latin America	750	700
Global Brand Divisions	96	96
Total NIKE Brand	4,251	3,808
Converse	219	235
Corporate	56	88
TOTAL ACCOUNTS RECEIVABLE, NET	$4,526	$4,131
INVENTORIES
North America	$3,201	$3,806
Europe, Middle East & Africa	2,046	2,167
Greater China	1,121	973
Asia Pacific & Latin America	889	894
Global Brand Divisions	180	232
Total NIKE Brand	7,437	8,072
Converse	289	305
Corporate	—	77
TOTAL INVENTORIES(1)	$7,726	$8,454
(1)Inventories as of February 29, 2024 and May 31, 2023, were substantially all finished goods.

	FEBRUARY 29,	MAY 31,
(Dollars in millions)	2024	2023
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$760	$794
Europe, Middle East & Africa	1,068	1,009
Greater China	264	292
Asia Pacific & Latin America	292	279
Global Brand Divisions	886	840
Total NIKE Brand	3,270	3,214
Converse	30	38
Corporate	1,782	1,829
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$5,082	$5,081
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

NOTE 14 — RESTRUCTURING
During the third quarter of fiscal 2024, the Company announced a multi-year enterprise initiative designed to accelerate its future growth. As part of this initiative, management is taking steps to streamline the organization which will include a net reduction in the Company's global workforce. As of February 29, 2024, the Company expects to recognize pre-tax restructuring charges of approximately $450 million, primarily associated with employee severance costs and accelerated stock-based compensation expense, the majority of which are expected to be recognized by the end of fiscal 2024. The related cash payments are expected to take place through the first half of fiscal 2025. The expected pre-tax charges are estimates and are subject to a number of assumptions and actual results may vary from the estimates provided.
During the third quarter of fiscal 2024, the Company recognized pre-tax restructuring charges of $403 million. These charges were classified within Corporate as follows:

	THREE MONTHS ENDED FEBRUARY 29, 2024
(Dollars in millions)	OPERATING OVERHEAD EXPENSE	COST OF SALES	TOTAL
Employee severance and related costs(1)	$319	$60	$379
Stock-based compensation expense(2)	21	3	24
Total pre-tax restructuring charges	$340	$63	$403
(1)Employee severance costs are recognized when a future related expense is considered probable and reasonably estimable.
(2)Non-cash restructuring related stock-based compensation expense is accelerated over the requisite service period, which for certain impacted employees could extend through the first half of fiscal 2025.

As of February 29, 2024, a majority of the $379 million of employee severance and related costs are reflected within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets, classified within Other in Note 2 — Accrued Liabilities, and an immaterial amount is reflected within Accounts payable. As of February 29, 2024, the Company has not made any cash payments related to this activity.

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
The Consumer Direct Acceleration strategy, which launched in July 2020, has driven revenue growth and millions of new connections with our consumers, and shifted the mix of our business toward our owned stores and digital platforms. To holistically serve all of our consumers across the marketplace, we expect to continue to invest in our NIKE Direct operations while also increasing investment to elevate and differentiate our brand experience within our wholesale partners. In addition, our product creation and marketing organizations are aligned to a consumer construct focused on sports dimensions through Men's, Women's and Kids', which allows us to better serve consumer needs. We also remain focused on accelerating our pace of innovation and maximizing the impact of our storytelling.
We continue to invest in a global Enterprise Resource Planning Platform, data and analytics, demand sensing, insight gathering and other areas to create an end-to-end technology foundation. We believe this approach will accelerate growth and unlock more efficiency for our business, while driving speed and responsiveness as we serve consumers globally across the marketplace.
QUARTERLY FINANCIAL HIGHLIGHTS
•NIKE, Inc. Revenues for the third quarter of fiscal 2024 were $12.43 billion compared to $12.39 billion for the third quarter of fiscal 2023
•NIKE Direct revenues were $5.4 billion for the third quarter of fiscal 2024 compared to $5.3 billion for the third quarter of fiscal 2023, and represented approximately 45% of total NIKE Brand revenues
•Gross margin for the third quarter of fiscal 2024 increased 150 basis points to 44.8%, primarily driven by strategic pricing actions and lower ocean freight rates and logistics costs, partially offset by higher product input costs and restructuring charges
•Inventories as of February 29, 2024, were $7.7 billion, a decrease of 9% compared to May 31, 2023, primarily driven by a decrease in units
•We returned approximately $1.4 billion to our shareholders in the third quarter of fiscal 2024 through share repurchases and dividends
ECONOMIC CONDITIONS AND MARKET DYNAMICS
•Consumer Spending: During the third quarter of fiscal 2024, consumers continued to spend more cautiously and promotional activity remained high across our industry. In this environment, we continue to experience lower digital traffic and moderation in our revenue growth. We will continue to monitor macroeconomic conditions, including the potential impacts of inflation and higher interest rates on consumer behavior.
•Cost Inflationary Pressures: Inflationary pressures, including higher product input costs, continued to negatively impact our gross margin. These negative impacts on gross margin were more than offset by strategic pricing actions we have taken through the third quarter of fiscal 2024, as well as improvements in ocean freight rates and logistics costs we started to realize at the beginning of the second quarter of fiscal 2024.
•Supply Chain Conditions: During the first nine months of fiscal 2024 and as of February 29, 2024, our inventory levels were healthy and reflected our proactive actions taken to manage our inventory supply. In addition, we continued to experience normalized inventory transit times and flow of seasonal product.
•Foreign Currency Impacts: As a global company with significant operations outside the United States, we are exposed to risk arising from changes in foreign currency exchange rates. For additional information, refer to "Foreign Currency Exposures and Hedging Practices".

The operating environment could remain volatile in the fourth quarter of fiscal 2024, and the risk exists that the worsening of macroeconomic conditions could have a material adverse impact on our revenue growth as well as overall profitability. We continue to be confident in our brand strength and deep consumer connections. We will also continue to focus on driving gross margin expansion and disciplined cost control while managing the health of our most iconic franchises.
RECENT DEVELOPMENTS
In December 2023, we announced an enterprise initiative designed to accelerate our future growth. As part of this initiative, we are taking steps to streamline the organization. These changes will result in a net reduction of our global workforce. We expect a majority of the future annual wage savings from these actions will be reinvested in consumer facing activities to drive greater impact for our consumers, sports dimensions and the total marketplace.
As of February 29, 2024, we expect to recognize pre-tax charges of approximately $450 million, primarily associated with employee severance costs and accelerated stock-based compensation expense, the majority of which will be recognized by the end of fiscal 2024. The related cash payments are expected to take place through the first half of fiscal 2025. The expected pre-tax charges are estimates and subject to a number of assumptions. Actual results may differ from current estimates.
During the third quarter of fiscal 2024, we incurred pre-tax charges of $403 million, primarily associated with employee severance costs and accelerated stock-based compensation expense. For more information, refer to Note 14 — Restructuring within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions, except per share data)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE
Revenues	$12,429	$12,390	0%	$38,756	$38,392	1%
Cost of sales	6,867	7,019	-2%	21,503	21,695	-1%
Gross profit	5,562	5,371	4%	17,253	16,697	3%
Gross margin	44.8%	43.3%		44.5%	43.5%
Demand creation expense	1,011	923	10%	3,194	2,968	8%
Operating overhead expense	3,215	3,036	6%	9,294	9,035	3%
Total selling and administrative expense	4,226	3,959	7%	12,488	12,003	4%
% of revenues	34.0%	32.0%		32.2%	31.3%
Interest expense (income), net	(52)	(7)	—	(108)	22	—
Other (income) expense, net	(16)	(58)	—	(101)	(283)	—
Income before income taxes	1,404	1,477	-5%	4,974	4,955	0%
Income tax expense	232	237	-2%	774	916	-16%
Effective tax rate	16.5%	16.0%		15.6%	18.5%
NET INCOME	$1,172	$1,240	-5%	$4,200	$4,039	4%
Diluted earnings per common share	$0.77	$0.79	-3%	$2.74	$2.57	7%
CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$8,162	$7,970	2%	3%	$25,190	$24,588	2%	2%
Apparel	3,290	3,381	-3%	-3%	10,452	10,609	-1%	-2%
Equipment	487	403	21%	20%	1,497	1,297	15%	14%
Global Brand Divisions(2)	9	12	-25%	-22%	34	44	-23%	-24%
Total NIKE Brand Revenues	11,948	11,766	2%	2%	37,173	36,538	2%	2%
Converse	495	612	-19%	-20%	1,602	1,841	-13%	-14%
Corporate(3)	(14)	12	—	—	(19)	13	—	—
TOTAL NIKE, INC. REVENUES	$12,429	$12,390	0%	0%	$38,756	$38,392	1%	1%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,588	$6,423	3%	3%	$20,689	$20,693	0%	0%
Sales through NIKE Direct	5,351	5,331	0%	0%	16,450	15,801	4%	4%
Global Brand Divisions(2)	9	12	-25%	-22%	34	44	-23%	-24%
TOTAL NIKE BRAND REVENUES	$11,948	$11,766	2%	2%	$37,173	$36,538	2%	2%
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

THIRD QUARTER OF FISCAL 2024 COMPARED TO THIRD QUARTER OF FISCAL 2023
•NIKE, Inc. Revenues for the third quarter of fiscal 2024 were $12.43 billion compared to $12.39 billion for the third quarter of fiscal 2023. On a currency-neutral basis, NIKE, Inc. revenues were flat, as higher revenues in North America and Greater China, which each increased NIKE, Inc. Revenues by approximately 1 percentage point, were offset by lower revenues in Europe, Middle East & Africa ("EMEA") and Converse, which each reduced NIKE, Inc. Revenues by approximately 1 percentage point.
•NIKE Brand revenues, which represented over 90% of NIKE, Inc. Revenues, increased 2% on a reported and currency-neutral basis. The increase, on a currency-neutral basis, was due to higher revenues in Men's, Kids', Women's and the Jordan Brand.
•NIKE Brand footwear revenues increased 3% on a currency-neutral basis due to higher revenues in Men's, Women's, Kids' and the Jordan Brand. Unit sales of footwear increased 2%, while higher average selling price ("ASP") per pair contributed approximately 1 percentage point of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, net of discounts, on a wholesale equivalent basis, partially offset by lower NIKE Direct ASP.
•NIKE Brand apparel revenues decreased 3% on a currency-neutral basis due to lower revenues in Men's and Women's, partially offset by higher revenues in Kids'. Unit sales of apparel decreased 8%, while higher ASP per unit contributed approximately 5 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price, off-price and NIKE Direct ASPs.
•NIKE Brand wholesale revenues increased 3% compared to the third quarter of fiscal 2023, on a reported and currency-neutral basis. The increase, on a currency-neutral basis, was driven by higher revenues in Greater China, North America and Asia Pacific & Latin America ("APLA"), partially offset by lower revenues in EMEA.
•NIKE Direct revenues were $5.4 billion in the third quarter of fiscal 2024, compared to $5.3 billion for the third quarter of fiscal 2023. On a currency-neutral basis, NIKE Direct revenues were flat, driven by comparable store sales growth of 3% and the addition of new stores, offset by NIKE Brand Digital sales declines of 4%. For additional information regarding comparable store sales, including the definition, see "Comparable Store Sales". NIKE Brand Digital sales were $3.0 billion for the third quarter of fiscal 2024 compared to $3.1 billion for the third quarter of fiscal 2023. Within NIKE Direct revenues, there were certain reclassifications made between NIKE-owned retail stores and NIKE Brand Digital in the prior period to conform to current period presentation. The reclassifications did not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
FIRST NINE MONTHS OF FISCAL 2024 COMPARED TO FIRST NINE MONTHS OF FISCAL 2023
•NIKE, Inc. Revenues were $38.8 billion for the first nine months of fiscal 2024, which increased 1% compared to the first nine months of fiscal 2023 on a reported and currency-neutral basis. The increase, on a currency-neutral basis, was driven by higher revenues in Greater China and APLA, which each contributed approximately 1 percentage point to NIKE, Inc. Revenues. Lower revenues for Converse reduced NIKE, Inc. Revenues by approximately 1 percentage point.
•NIKE Brand revenues, which represented over 90% of NIKE, Inc. Revenues, increased 2% on a reported and currency-neutral basis. The increase, on a currency-neutral basis, was primarily due to higher revenues in the Jordan Brand, partially offset by lower revenues in Men's and Kids'.
•NIKE Brand footwear revenues increased 2% on a currency-neutral basis, primarily due to higher revenues in the Jordan Brand and Women's, partially offset by lower revenues in Kids'. Unit sales of footwear decreased 2%, while higher ASP per pair contributed approximately 4 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP and a higher mix of NIKE Direct sales, partially offset by lower NIKE Direct ASP.
•NIKE Brand apparel revenues decreased 2% on a currency-neutral basis, primarily due to lower revenues in Men's and Women's. Unit sales of apparel decreased 12%, while higher ASP per unit contributed approximately 10 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs.
•NIKE Brand wholesale revenues were flat compared to the first nine months of fiscal 2023, on a reported and currency-neutral basis, as higher revenues in Greater China and APLA were offset by lower revenues in North America and EMEA.

•NIKE Direct revenues increased 4%, on a reported basis, from $15.8 billion for the first nine months of fiscal 2023 to $16.5 billion for the first nine months of fiscal 2024. On a currency-neutral basis, NIKE Direct revenues increased 4%, primarily driven by comparable store sales growth of 6% and the addition of new stores. NIKE Brand Digital sales were $9.4 billion for the first nine months of fiscal 2024 compared to $9.3 billion for the first nine months of fiscal 2023. Within NIKE Direct revenues, there were certain reclassifications made between NIKE-owned retail stores and NIKE Brand Digital in the prior period to conform to current period presentation. The reclassifications did not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
GROSS MARGIN

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE
Gross profit	$5,562	$5,371	4%	$17,253	$16,697	3%
Gross margin	44.8%	43.3%	150 bps	44.5%	43.5%	100 bps
THIRD QUARTER OF FISCAL 2024 COMPARED TO THIRD QUARTER OF FISCAL 2023
For the third quarter of fiscal 2024, our consolidated gross margin was 150 basis points higher than the prior year due to:
•Higher NIKE Brand full-price ASP, net of discounts, on a wholesale equivalent basis (increasing gross margin approximately 180 basis points), primarily due to strategic pricing actions;
•Lower NIKE Brand product costs, on a wholesale equivalent basis (increasing gross margin approximately 50 basis points), primarily due to lower ocean freight rates and logistics costs, partially offset by higher product input costs;
•Lower other costs, including warehousing costs (increasing gross margin approximately 50 basis points); and
•Favorable changes in net foreign currency exchange rates, including hedges (increasing gross margin approximately 10 basis points).
This was partially offset by:
•Lower margin in our NIKE Direct business (decreasing gross margin approximately 50 basis points);
•Lower off-price margin, on a wholesale equivalent basis (decreasing gross margin approximately 40 basis points); and
•Restructuring charges (decreasing gross margin approximately 50 basis points).
FIRST NINE MONTHS OF FISCAL 2024 COMPARED TO FIRST NINE MONTHS OF FISCAL 2023
For the first nine months of fiscal 2024, our consolidated gross margin was 100 basis points higher than the prior year due to:
•Higher NIKE Brand full-price ASP, net of discounts, on a wholesale equivalent basis (increasing gross margin approximately 270 basis points), primarily due to strategic pricing actions; and
•Lower other costs (increasing gross margin approximately 10 basis points).
This was partially offset by:
•Higher NIKE Brand product costs, on a wholesale equivalent basis (decreasing gross margin approximately 60 basis points), primarily due to higher product input costs largely offset by lower ocean freight rates and logistics costs; and
•Unfavorable changes in net foreign currency exchange rates, including hedges (decreasing gross margin approximately 50 basis points); and
•Lower off-price margin, on a wholesale equivalent basis (decreasing gross margin approximately 30 basis points);
•Restructuring charges (decreasing gross margin approximately 20 basis points); and
•Lower margin in our NIKE Direct business (decreasing gross margin approximately 20 basis points).

TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE
Demand creation expense(1)	$1,011	$923	10%	$3,194	$2,968	8%
Operating overhead expense	3,215	3,036	6%	9,294	9,035	3%
Total selling and administrative expense	$4,226	$3,959	7%	$12,488	$12,003	4%
% of revenues	34.0%	32.0%	200 bps	32.2%	31.3%	90 bps
(1)Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary products, television, digital and print advertising and media costs, brand events and retail brand presentation.
THIRD QUARTER OF FISCAL 2024 COMPARED TO THIRD QUARTER OF FISCAL 2023
Demand creation expense increased 10% reflecting an increase in marketing expense, primarily due to higher advertising and marketing expense and higher sports marketing expense. Changes in foreign currency exchange rates did not have a material impact on Demand creation expense.
Operating overhead expense increased 6% primarily due to restructuring charges, partially offset by lower wage-related expenses and technology spend. Changes in foreign currency exchange rates did not have a material impact on Operating overhead expense.
FIRST NINE MONTHS OF FISCAL 2024 COMPARED TO FIRST NINE MONTHS OF FISCAL 2023
Demand creation expense increased 8% reflecting an increase in marketing expense, primarily due to higher advertising and marketing expense, higher sports marketing expense and higher digital marketing. Changes in foreign currency exchange rates did not have a material impact on Demand creation expense.
Operating overhead expense increased 3% primarily due to restructuring charges, partially offset by lower technology spend and wage-related expenses. Changes in foreign currency exchange rates did not have a material impact on Operating overhead expense.
For more information related to our organizational realignment and related costs, refer to Note 14 — Restructuring within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	FEBRUARY 29, 2024	FEBRUARY 28, 2023
Other (income) expense, net	$(16)	$(58)	$(101)	$(283)
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the third quarter of fiscal 2024, Other (income) expense, net decreased from $58 million of other income, net, to $16 million of other income, net, primarily due to goodwill impairment in the current year and a net unfavorable change in foreign currency conversion gains and losses, including hedges.
For the first nine months of fiscal 2024, Other (income) expense, net decreased from $283 million of other income, net, to $101 million of other income, net, primarily due to a net unfavorable change in foreign currency conversion gains and losses, including hedges, as well as net favorable settlements of legal matters in the prior year and goodwill impairment in the current year. These items were partially offset by the loss recognized in the prior year upon completion of the sale of our entities in Argentina and Uruguay to a third-party distributor.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had a favorable impact of $16 million and an unfavorable impact of $86 million on our Income before income taxes for the third quarter and first nine months of fiscal 2024.

INCOME TAXES

	THREE MONTHS ENDED			NINE MONTHS ENDED
	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE
Effective tax rate	16.5%	16.0%	50 bps	15.6%	18.5%	(290) bps
Our effective tax rate was 16.5% for the third quarter of fiscal 2024, substantially consistent with 16.0% for the third quarter of fiscal 2023.
Our effective tax rate was 15.6% for the first nine months of fiscal 2024, compared to 18.5% for the first nine months of fiscal 2023, primarily due to one-time benefits provided by the delay of the effective date of certain U.S. foreign tax credit regulations and a reduction in accrued withholding taxes on undistributed foreign earnings.
For additional information, refer to Note 5 — Income Taxes within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
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
Earnings Before Interest and Taxes ("EBIT"): Calculated as Net income before Interest expense (income), net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income. Total NIKE, Inc. EBIT for the three and nine months ended February 29, 2024 and February 28, 2023 are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	FEBRUARY 29, 2024	FEBRUARY 28, 2023
Net income	$1,172	$1,240	$4,200	$4,039
Add: Interest expense (income), net	(52)	(7)	(108)	22
Add: Income tax expense	232	237	774	916
Earnings before interest and taxes	$1,352	$1,470	$4,866	$4,977
EBIT margin: Calculated as total NIKE, Inc. EBIT divided by total NIKE, Inc. Revenues. Our EBIT margin calculation for the three and nine months ended February 29, 2024 and February 28, 2023 are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	FEBRUARY 29, 2024	FEBRUARY 28, 2023
Numerator
Earnings before interest and taxes	$1,352	$1,470	$4,866	$4,977
Denominator
Total NIKE, Inc. Revenues	$12,429	$12,390	$38,756	$38,392
EBIT margin	10.9%	11.9%	12.6%	13.0%
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
OPERATING SEGMENTS
As discussed in Note 11 — Operating Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements, our operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
The breakdown of Revenues is as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$5,070	$4,913	3%	3%	$16,118	$16,253	-1%	-1%
Europe, Middle East & Africa	3,138	3,246	-3%	-4%	10,315	10,068	2%	0%
Greater China	2,084	1,994	5%	6%	5,682	5,438	4%	8%
Asia Pacific & Latin America	1,647	1,601	3%	4%	5,024	4,735	6%	6%
Global Brand Divisions(2)	9	12	-25%	-22%	34	44	-23%	-24%
TOTAL NIKE BRAND	11,948	11,766	2%	2%	37,173	36,538	2%	2%
Converse	495	612	-19%	-20%	1,602	1,841	-13%	-14%
Corporate(3)	(14)	12	—	—	(19)	13	—	—
TOTAL NIKE, INC. REVENUES	$12,429	$12,390	0%	0%	$38,756	$38,392	1%	1%
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

The breakdown of EBIT is as follows:

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE
North America	$1,400	$1,190	18%	$4,360	$4,064	7%
Europe, Middle East & Africa	734	785	-6%	2,591	2,750	-6%
Greater China	722	702	3%	1,761	1,754	0%
Asia Pacific & Latin America	471	485	-3%	1,406	1,470	-4%
Global Brand Divisions	(1,199)	(1,160)	-3%	(3,572)	(3,573)	0%
TOTAL NIKE BRAND(1)	2,128	2,002	6%	6,546	6,465	1%
Converse	98	164	-40%	380	526	-28%
Corporate	(874)	(696)	-26%	(2,060)	(2,014)	-2%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	1,352	1,470	-8%	4,866	4,977	-2%
EBIT margin(1)	10.9%	11.9%		12.6%	13.0%
Interest expense (income), net	(52)	(7)	—	(108)	22	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,404	$1,477	-5%	$4,974	$4,955	0%
(1)    Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT margin represent non-GAAP financial measures. For additional information, see "Use of Non-GAAP Financial Measures".
NORTH AMERICA

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$3,460	$3,322	4%	4%	$10,950	$11,090	-1%	-1%
Apparel	1,408	1,419	-1%	-1%	4,555	4,598	-1%	-1%
Equipment	202	172	17%	18%	613	565	8%	9%
TOTAL REVENUES	$5,070	$4,913	3%	3%	$16,118	$16,253	-1%	-1%
Revenues by:
Sales to Wholesale Customers	$2,440	$2,323	5%	5%	$8,114	$8,533	-5%	-5%
Sales through NIKE Direct	2,630	2,590	2%	2%	8,004	7,720	4%	4%
TOTAL REVENUES	$5,070	$4,913	3%	3%	$16,118	$16,253	-1%	-1%
EARNINGS BEFORE INTEREST AND TAXES	$1,400	$1,190	18%		$4,360	$4,064	7%
THIRD QUARTER OF FISCAL 2024 COMPARED TO THIRD QUARTER OF FISCAL 2023
•North America revenues increased 3% on a currency-neutral basis due to higher revenues in Kids', Men's, Women's and the Jordan Brand. Wholesale revenues increased 5%. NIKE Direct revenues increased 2%, driven by comparable store sales growth of 1% and the addition of new stores, as well as digital sales growth of 1%.
•Footwear revenues increased 4% on a currency-neutral basis, primarily due to higher revenues in Kids', Women's and Men's. Unit sales of footwear increased 7%, while lower ASP per pair reduced footwear revenues by approximately 3 percentage points. Lower ASP per pair was primarily due to a lower mix of NIKE Direct sales and lower NIKE Direct ASP.
•Apparel revenues decreased 1% on a currency-neutral basis due to lower revenues in the Jordan Brand and Men's, largely offset by higher revenues in Kids' and Women's. Unit sales of apparel decreased 5%, while higher ASP per unit contributed approximately 4 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs, partially offset by a lower mix of NIKE Direct sales.

Reported EBIT increased 18% reflecting higher revenues and the following:
•Gross margin expansion of 290 basis points primarily due to higher full-price ASP, net of discounts, largely due to strategic pricing actions and lower discounts, as well as lower product costs, reflecting lower ocean freight rates and logistics costs, partially offset by higher product input costs.
•Selling and administrative expense was flat as higher demand creation expense was offset by lower operating overhead expense. The increase in demand creation expense was primarily due to higher advertising and marketing expense and higher sports marketing expense. The decrease in operating overhead expense was primarily due to lower wage-related expenses.
FIRST NINE MONTHS OF FISCAL 2024 COMPARED TO FIRST NINE MONTHS OF FISCAL 2023
•North America revenues decreased 1% on a currency-neutral basis due to lower revenues in Men's, Women's and Kids', partially offset by higher revenues in the Jordan Brand. Wholesale revenues decreased 5%, reflecting our proactive decisions to prioritize marketplace health in the current year coupled with our liquidation of excess inventory in the prior year. NIKE Direct revenues increased 4%, driven by comparable sales growth of 3% and the addition of new stores, as well as digital sales growth of 2%.
•Footwear revenues decreased 1% on a currency-neutral basis due to lower revenues in Men's, Kids' and Women's, partially offset by higher revenues in the Jordan Brand. Unit sales of footwear decreased 8%, while higher ASP per pair contributed approximately 7 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP and a higher mix of NIKE Direct sales, partially offset by lower NIKE Direct ASP.
•Apparel revenues decreased 1% on a currency-neutral basis due to lower revenues in Men's, Women's and the Jordan Brand, partially offset by higher revenues in Kids'. Unit sales of apparel decreased 10%, while higher ASP per unit contributed approximately 9 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs.
Reported EBIT increased 7% reflecting lower revenues and the following:
•Gross margin expansion of 250 basis points primarily due to higher full-price ASP, net of discounts, largely due to strategic pricing actions and lower discounts. This was partially offset by higher product costs, reflecting higher product input costs, partially offset by lower ocean freight rates and logistics costs.
•Selling and administrative expense increase of 2% driven by higher operating overhead expense and demand creation expense. The increase in operating overhead expense was primarily due to higher other administrative costs, partially offset by lower wage-related expenses. Demand creation expense increased primarily due to higher digital marketing.
EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,960	$2,011	-3%	-3%	$6,406	$6,086	5%	3%
Apparel	994	1,094	-9%	-10%	3,331	3,528	-6%	-8%
Equipment	184	141	30%	27%	578	454	27%	23%
TOTAL REVENUES	$3,138	$3,246	-3%	-4%	$10,315	$10,068	2%	0%
Revenues by:
Sales to Wholesale Customers	$1,966	$2,061	-5%	-5%	$6,483	$6,506	0%	-2%
Sales through NIKE Direct	1,172	1,185	-1%	-4%	3,832	3,562	8%	3%
TOTAL REVENUES	$3,138	$3,246	-3%	-4%	$10,315	$10,068	2%	0%
EARNINGS BEFORE INTEREST AND TAXES	$734	$785	-6%		$2,591	$2,750	-6%

THIRD QUARTER OF FISCAL 2024 COMPARED TO THIRD QUARTER OF FISCAL 2023
•EMEA revenues decreased 4% on a currency-neutral basis, primarily due to lower revenues in Women's, Men's and Kids'. Wholesale revenues decreased 5%. NIKE Direct revenues decreased 4%, driven by digital sales declines of 10%, reflecting reduced digital traffic, partially offset by comparable store sales growth of 6% and the addition of new stores.
•Footwear revenues decreased 3% on a currency-neutral basis, primarily due to lower revenues in Kids' and Women's. Unit sales of footwear decreased 9%, while higher ASP per pair contributed approximately 6 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP and a higher mix of NIKE Direct sales, partially offset by lower NIKE Direct ASP.
•Apparel revenues decreased 10% on a currency-neutral basis, primarily due to lower revenues in Men's and Women's. Unit sales of apparel decreased 19%, while higher ASP per unit contributed approximately 9 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs.
Reported EBIT decreased 6% reflecting lower revenues and the following:
•Gross margin was flat, as lower product costs, reflecting lower ocean freight rates and logistics costs, and higher full-price ASP, net of discounts, primarily due to strategic pricing actions, were offset by unfavorable changes in standard foreign currency exchange rates, lower margin in NIKE Direct and lower off-price margins.
•Selling and administrative expense increase of 1% driven by higher demand creation expense, partially offset by lower operating overhead expense. The increase in demand creation expense was primarily due to higher advertising and marketing expense. The decrease in operating overhead expense was primarily due to lower other administrative costs and wage-related expenses, largely offset by unfavorable changes in foreign currency exchange rates.
FIRST NINE MONTHS OF FISCAL 2024 COMPARED TO FIRST NINE MONTHS OF FISCAL 2023
•EMEA revenues were flat on a currency-neutral basis, primarily due to lower revenues in Kids' and Women's, partially offset by higher revenues in Men's. Wholesale revenues decreased 2%. NIKE Direct revenues increased 3%, driven by comparable store sales growth of 10% and the addition of new stores, partially offset by digital sales declines of 1%.
•Footwear revenues increased 3% on a currency-neutral basis, primarily due to higher revenues in Men's, partially offset by Kids'. Unit sales of footwear decreased 4%, while higher ASP per pair contributed approximately 7 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP and a higher mix of NIKE Direct sales.
•Apparel revenues decreased 8% on a currency-neutral basis, primarily due to lower revenues in Men's and Women's. Unit sales of apparel decreased 19%, while higher ASP per unit contributed approximately 11 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs.
Reported EBIT decreased 6% reflecting higher revenues and the following:
•Gross margin contraction of 150 basis points largely due to unfavorable changes in standard foreign currency exchange rates, partially offset by higher full-price ASP, net of discounts, primarily due to strategic pricing actions and lower product costs, reflecting ocean freight rates and logistics costs.
•Selling and administrative expense increase of 6% driven by higher operating overhead expense and demand creation expense. Operating overhead expense increased primarily due to unfavorable changes in foreign currency exchange rates, higher wage-related expenses and higher other administrative costs. Demand creation expense increased primarily due to higher sports marketing expense and unfavorable changes in foreign currency exchange rates.

GREATER CHINA

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,547	$1,496	3%	5%	$4,195	$4,099	2%	6%
Apparel	498	461	8%	10%	1,368	1,228	11%	16%
Equipment	39	37	5%	9%	119	111	7%	11%
TOTAL REVENUES	$2,084	$1,994	5%	6%	$5,682	$5,438	4%	8%
Revenues by:
Sales to Wholesale Customers	$1,243	$1,126	10%	12%	$3,165	$2,862	11%	15%
Sales through NIKE Direct	841	868	-3%	-1%	2,517	2,576	-2%	1%
TOTAL REVENUES	$2,084	$1,994	5%	6%	$5,682	$5,438	4%	8%
EARNINGS BEFORE INTEREST AND TAXES	$722	$702	3%		$1,761	$1,754	0%
THIRD QUARTER OF FISCAL 2024 COMPARED TO THIRD QUARTER OF FISCAL 2023
•Greater China revenues increased 6% on a currency-neutral basis due to higher revenues in Men's, Women's, Kids' and the Jordan Brand. Wholesale revenues increased 12%. NIKE Direct revenues decreased 1% due to digital sales declines of 13%, reflecting reduced digital traffic, partially offset by comparable store sales growth of 1% and growth in non-comparable store sales.
•Footwear revenues increased 5% on a currency-neutral basis due to higher revenues in Men's, Women's, Kids' and the Jordan Brand. Unit sales of footwear increased 9%, while lower ASP per pair reduced footwear revenues by approximately 4 percentage points. Lower ASP per pair was primarily due to lower NIKE Direct ASP.
•Apparel revenues increased 10% on a currency-neutral basis, primarily due to higher revenues in Men's. Unit sales of apparel increased 10%, while ASP per unit was flat, as higher NIKE Direct ASP was offset by lower off-price and full-price ASPs.
Reported EBIT increased 3% reflecting higher revenues and the following:
•Gross margin contraction of approximately 180 basis points, largely due to unfavorable changes in standard foreign currency exchange rates, lower off-price margins and higher product costs. This was partially offset by higher full-price ASP, net of discounts, primarily due to strategic pricing actions.
•Selling and administrative expense decrease of 4% primarily due to lower operating overhead expense. Operating overhead expense decreased due to lower other administrative costs, favorable changes in foreign currency exchange rates and lower wage-related expenses.
FIRST NINE MONTHS OF FISCAL 2024 COMPARED TO FIRST NINE MONTHS OF FISCAL 2023
•Greater China revenues increased 8% on a currency-neutral basis due to higher revenues in Men's, Women's, the Jordan Brand and Kids'. Wholesale revenues increased 15%. NIKE Direct revenues increased 1% due to comparable store sales growth of 5% and growth in non-comparable store sales, partially offset by digital sales declines of 11%, reflecting reduced digital traffic.
•Footwear revenues increased 6% on a currency-neutral basis due to higher revenues in Men's, the Jordan Brand, Women's and Kids'. Unit sales of footwear increased 7%, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to lower NIKE Direct ASP, partially offset by higher full-price ASP.
•Apparel revenues increased 16% on a currency-neutral basis, primarily due to higher revenues in Men's and Women's. Unit sales of apparel increased 6%, while higher ASP per unit contributed approximately 10 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher NIKE Direct, full-price and off-price ASPs as well as a higher mix of full-price sales.

Reported EBIT was flat reflecting higher revenues and the following:
•Gross margin contraction of approximately 70 basis points, primarily due to unfavorable changes in standard foreign currency exchange rates and lower off-price margins, partially offset by higher full-price ASP, net of discounts, largely due to strategic pricing actions, partially offset by product mix.
•Selling and administrative expense increase of 3% primarily due to higher operating overhead and demand creation expense. Operating overhead expense increased primarily due to higher other administrative costs, partially offset by favorable changes in foreign currency exchange rates. Demand creation expense increased primarily due to higher advertising and marketing expense, partially offset by favorable changes in foreign currency exchange rates.
ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,195	$1,141	5%	5%	$3,639	$3,313	10%	9%
Apparel	390	407	-4%	-3%	1,198	1,255	-5%	-4%
Equipment	62	53	17%	19%	187	167	12%	12%
TOTAL REVENUES	$1,647	$1,601	3%	4%	$5,024	$4,735	6%	6%
Revenues by:
Sales to Wholesale Customers	$939	$913	3%	3%	$2,927	$2,792	5%	4%
Sales through NIKE Direct	708	688	3%	4%	2,097	1,943	8%	7%
TOTAL REVENUES	$1,647	$1,601	3%	4%	$5,024	$4,735	6%	6%
EARNINGS BEFORE INTEREST AND TAXES	$471	$485	-3%		$1,406	$1,470	-4%
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
THIRD QUARTER OF FISCAL 2024 COMPARED TO THIRD QUARTER OF FISCAL 2023
•APLA revenues increased 4% on a currency-neutral basis due to higher revenues across most territories, led by CASA, Mexico, Japan and Southeast Asia & India, partially offset by lower revenues in the Pacific territory. Revenues increased due to overall growth in Women's, Men's, Kids' and the Jordan Brand. Wholesale revenues increased 3%. NIKE Direct revenues increased 4%, driven by comparable store sales growth of 12% and the addition of new stores, partially offset by digital sales declines of 6%, reflecting reduced digital traffic.
•Footwear revenues increased 5% on a currency-neutral basis due to higher revenues in Women's, Men's, Kids' and the Jordan Brand. Unit sales of footwear increased 4%, while higher ASP per pair contributed approximately 1 percentage point of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, a higher mix of NIKE Direct sales and higher off-price ASP, partially offset by lower NIKE Direct ASP.
•Apparel revenues decreased 3% on a currency-neutral basis, primarily due to lower revenues in Men's, partially offset by higher revenues in the Jordan Brand. Unit sales of apparel decreased 6%, while higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher off-price ASP, higher full-price ASP and a higher mix of NIKE Direct sales, partially offset by lower NIKE Direct ASP.
Reported EBIT decreased 3% reflecting higher revenues and the following:
•Gross margin contraction of approximately 190 basis points primarily due to unfavorable changes in standard foreign currency exchange rates and lower margin in NIKE Direct. This was partially offset by higher full-price ASP, net of discounts, primarily due to strategic pricing actions and product mix.
•Selling and administrative expense increase of 2% due to higher demand creation and operating overhead expense. Demand creation expense increased primarily due to higher retail brand presentation expense and digital marketing, partially offset by lower advertising and marketing expense. Operating overhead expense increased primarily due to other administrative costs, partially offset by lower wage-related expenses.

FIRST NINE MONTHS OF FISCAL 2024 COMPARED TO FIRST NINE MONTHS OF FISCAL 2023
•APLA revenues increased 6% on a currency-neutral basis due to higher revenues across most territories, led by Southeast Asia & India, Japan and Mexico. Within our CASA territory, the transition of our Chile, Argentina and Uruguay entities to a third-party distributor operating model did not have a material impact on APLA revenues. Revenues increased due to overall growth in Men's, Women's, the Jordan Brand and Kids'. Wholesale revenues increased 4%. NIKE Direct revenues increased 7%, driven by comparable store sales growth of 12% and the addition of new stores, as well as digital sales growth of 2%.
•Footwear revenues increased 9% on a currency-neutral basis due to higher revenues in Men's, Women's, the Jordan Brand and Kids'. Unit sales of footwear increased 7%, while higher ASP per pair contributed approximately 2 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, a higher mix of NIKE Direct sales and higher off-price ASP, partially offset by lower NIKE Direct ASP.
•Apparel revenues decreased 4% on a currency-neutral basis, primarily due to lower revenues in Men's and Women's. Unit sales of apparel decreased 11%, while higher ASP per unit contributed approximately 7 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price ASP, off-price ASP and a higher mix of NIKE Direct sales, partially offset by lower NIKE Direct ASP.
Reported EBIT decreased 4% reflecting higher revenues and the following:
•Gross margin contraction of approximately 270 basis points primarily due to unfavorable changes in standard foreign currency exchange rates, lower margin in NIKE Direct and higher product costs, reflecting higher product input costs. This was partially offset by higher full-price ASP, net of discounts, primarily due to product mix and strategic pricing actions.
•Selling and administrative expense increase of 9% due to higher demand creation and operating overhead expense. Demand creation expense increased primarily due to higher digital marketing and sports marketing expense. Operating overhead expense increased primarily due to higher other administrative costs.
GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$9	$12	-25%	-22%	$34	$44	-23%	-24%
Earnings (Loss) Before Interest and Taxes	$(1,199)	$(1,160)	-3%		$(3,572)	$(3,573)	0%
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
THIRD QUARTER OF FISCAL 2024 COMPARED TO THIRD QUARTER OF FISCAL 2023
Global Brand Divisions' loss before interest and taxes increased 3% in part due to higher demand creation expense, partially offset by lower operating overhead expense. The increase in demand creation expense was primarily due to increased advertising and marketing expense. Lower operating overhead expense was primarily due to lower technology spend and wage-related costs.
FIRST NINE MONTHS OF FISCAL 2024 COMPARED TO FIRST NINE MONTHS OF FISCAL 2023
Global Brand Divisions' loss before interest and taxes was flat primarily as lower operating overhead expense was offset by higher demand creation expense. Lower operating overhead expense was primarily due to lower technology spend, wage-related expenses and other administrative costs. The increase in demand creation expense was primarily due to higher advertising and marketing expense.

CONVERSE

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$426	$540	-21%	-22%	$1,390	$1,633	-15%	-16%
Apparel	25	29	-14%	-13%	75	70	7%	8%
Equipment	9	6	50%	43%	27	21	29%	32%
Other(1)	35	37	-5%	-5%	110	117	-6%	-6%
TOTAL REVENUES	$495	$612	-19%	-20%	$1,602	$1,841	-13%	-14%
Revenues by:
Sales to Wholesale Customers	$257	$323	-20%	-22%	$843	$971	-13%	-14%
Sales through Direct to Consumer	203	252	-19%	-20%	649	753	-14%	-14%
Other(1)	35	37	-5%	-5%	110	117	-6%	-6%
TOTAL REVENUES	$495	$612	-19%	-20%	$1,602	$1,841	-13%	-14%
EARNINGS BEFORE INTEREST AND TAXES	$98	$164	-40%		$380	$526	-28%
(1)Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.
THIRD QUARTER OF FISCAL 2024 COMPARED TO THIRD QUARTER OF FISCAL 2023
•Converse revenues decreased 20% on a currency-neutral basis driven by revenue declines in North America, Western Europe, and Asia. Combined unit sales within the wholesale and direct to consumer channels decreased 17%, driven primarily by a decrease in wholesale, while ASP decreased 3% driven by increased promotional activity in direct to consumer.
•Wholesale revenues decreased 22% on a currency-neutral basis, driven by declines in North America, Western Europe and Asia.
•Direct to consumer revenues decreased 20% on a currency-neutral basis driven by declines in North America and Western Europe due to reduced traffic.
Reported EBIT decreased 40% reflecting lower revenues and the following:
•Gross margin contraction of approximately 140 basis points due to lower margin in direct to consumer, unfavorable changes in standard foreign currency exchange rates, and increased logistics costs, slightly offset by lower product input costs and ocean freight rates.
•Selling and administrative expense decrease of 1% due to lower operating overhead expense, largely offset by higher demand creation expense. Operating overhead expense decreased primarily as a result of lower wage-related expenses, while demand creation expense increased as a result of higher advertising and marketing costs.
FIRST NINE MONTHS OF FISCAL 2024 COMPARED TO FIRST NINE MONTHS OF FISCAL 2023
•Converse revenues decreased 14% on a currency-neutral basis as revenue declines in North America and Western Europe were partially offset by growth in Asia. Combined unit sales within the wholesale and direct to consumer channels decreased 12% and ASP decreased 2%, reflecting promotional activity in direct to consumer.
•Wholesale revenues decreased 14% on a currency-neutral basis, as declines in North America and Western Europe were partially offset by growth in Asia.
•Direct to consumer revenues decreased 14% on a currency-neutral basis driven by declines in North America and Western Europe due to reduced traffic.

Reported EBIT decreased 28% reflecting lower revenues and the following:
•Gross margin contraction of approximately 160 basis points due to unfavorable changes in standard foreign currency exchange rates, higher other costs, and lower margin in direct to consumer, slightly offset by lower product input costs and ocean freight rates.
•Selling and administrative expense decrease of 3% due to lower operating overhead expense. Operating overhead expense decreased primarily as a result of lower wage-related expenses.
CORPORATE

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE	FEBRUARY 29, 2024	FEBRUARY 28, 2023	% CHANGE
Revenues	$(14)	$12	—	$(19)	$13	—
Earnings (Loss) Before Interest and Taxes	$(874)	$(696)	-26%	$(2,060)	$(2,014)	-2%
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
THIRD QUARTER OF FISCAL 2024 COMPARED TO THIRD QUARTER OF FISCAL 2023
Corporate's loss before interest and taxes increased $178 million for the third quarter of fiscal 2024, primarily due to the following:
•an unfavorable change of $403 million related to restructuring charges, $340 million reported as a component of consolidated Operating overhead expense and $63 million reported as a component of consolidated gross margin;
•an unfavorable change of $4 million primarily related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net;
•a favorable change of $167 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin; and
•a favorable change of $57 million primarily related to lower wage-related expenses, partially offset by increased professional services, reported as a component of consolidated Operating overhead expense.
FIRST NINE MONTHS OF FISCAL 2024 COMPARED TO FIRST NINE MONTHS OF FISCAL 2023
Corporate's loss before interest and taxes increased $46 million for the first nine months of fiscal 2024, primarily due to the following:
•an unfavorable change of $403 million related to restructuring charges, $340 million reported as a component of consolidated Operating overhead expense and $63 million reported as a component of consolidated gross margin;
•an unfavorable change of $88 million primarily related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as net favorable settlements of legal matters in the prior year, partially offset by the loss recognized in the prior year upon completion of the sale of our entities in Argentina and Uruguay to a third-party distributor, reported as a component of consolidated Other (income) expense, net;
•an unfavorable change of $25 million primarily related to increased professional services, partially offset by lower wage-related expenses, reported as a component of consolidated Operating overhead expense; and

•a favorable change of $484 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin.
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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the three and nine months ended February 29, 2024, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (the "Annual Report").
Refer to Note 3 — Fair Value Measurements and Note 8 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional description of outstanding derivatives at each reported period end. For additional information about our Foreign Currency Exposures and Hedging Practices, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations within the Annual Report.
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

TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $16 million and a benefit of approximately $88 million for the three and nine months ended February 29, 2024, respectively, and a detriment of approximately $549 million and $2,504 million for the three and nine months ended February 28, 2023, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $20 million and $84 million for the three and nine months ended February 29, 2024, respectively, and a detriment of approximately $160 million and $729 million for the three and nine months ended February 28, 2023, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had a favorable impact of approximately $16 million and an unfavorable impact of approximately $86 million on our Income before income taxes for the three and nine months ended February 29, 2024, respectively.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $4,810 million for the first nine months of fiscal 2024 compared to $3,588 million for the first nine months of fiscal 2023. Net income, adjusted for non-cash items, generated $5,096 million of operating cash inflow for the first nine months of fiscal 2024, compared to $4,805 million for the first nine months of fiscal 2023. The net change in working capital and other assets and liabilities resulted in a decrease to Cash provided (used) by operations of $286 million for the first nine months of fiscal 2024 compared to a decrease of $1,217 million for the first nine months of fiscal 2023. The favorable net change in working capital was primarily impacted by favorable changes to Inventories due to reduced inventory purchases and improved lead times in the current period.
Cash provided (used) by investing activities was an inflow of $1,184 million for the first nine months of fiscal 2024, compared to an inflow of $137 million for the first nine months of fiscal 2023, primarily driven by the net change in short-term investments (including sales, maturities and purchases). For the first nine months of fiscal 2024, the net change in short-term investments resulted in a cash inflow of $1,792 million compared to a cash inflow of $775 million for the first nine months of fiscal 2023.
Cash provided (used) by financing activities was an outflow of $4,468 million for the first nine months of fiscal 2024 compared to $5,266 million for the first nine months of fiscal 2023. The decreased outflow was driven by lower share repurchases of $3,214 million in the first nine months of fiscal 2024 compared to $4,101 million in the first nine months of fiscal 2023, partially offset by higher dividend payments of $1,609 million in the first nine months of fiscal 2024 compared to $1,488 million in the first nine months of fiscal 2023.

During the first nine months of fiscal 2024, we repurchased a total of 30.3 million shares of NIKE's Class B Common Stock for $3,206 million (an average price of $105.70 per share) under the four-year, $18 billion share repurchase plan authorized by the Board of Directors in June 2022. As of February 29, 2024, we have repurchased 73.8 million shares at a cost of approximately $8.0 billion (an average price of $108.46 per share) under this $18 billion share repurchase program. We continue to expect funding of share repurchases will come from operating cash flows and excess cash. The timing and the amount of share repurchases will be dictated by our capital needs and stock market conditions.
CAPITAL RESOURCES
On July 21, 2022, we filed a shelf registration statement (the "Shelf") with the U.S. Securities and Exchange Commission (the "SEC") which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 21, 2025.
As of February 29, 2024, our committed credit facilities were unchanged from the information previously reported within the Annual Report. We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes. As of February 29, 2024, we were in full compliance with the covenants under our facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future. As of February 29, 2024 and May 31, 2023, no amounts were outstanding under our committed credit facilities.
On March 8, 2024, subsequent to the end of the third quarter of fiscal 2024, we entered into a 364-day committed credit facility agreement with a syndicate of banks, which provides for up to $1 billion of borrowings, with an option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 7, 2025, with an option to extend the maturity date an additional 364 days. This facility replaces the prior $1 billion 364-day credit facility agreement entered into on March 10, 2023, which matured on March 8, 2024. Refer to Note 4 – Short-term Borrowings and Credit Lines for more information.
Liquidity is also provided by our $3 billion commercial paper program. As of and for the three months ended February 29, 2024, we did not have any borrowings outstanding under our $3 billion program. We may issue commercial paper or other debt securities depending on general corporate needs.
To date, in fiscal 2024, we have not experienced difficulty accessing the capital or credit markets; however, future volatility may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of February 29, 2024, we had Cash and equivalents and Short-term investments totaling $10.6 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of February 29, 2024, the weighted average days to maturity of our cash equivalents and short-term investments portfolio was 69 days.
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
Obligations under endorsement contracts as of February 29, 2024, and significant contracts entered into through the date of this report were $9.9 billion, with $1.6 billion payable within 12 months.
Other than the changes reported above, there have been no significant changes to the material cash requirements reported within our Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS
As of February 29, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 29, 2024.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating or financial results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: risks relating to the enterprise initiative, including the risk that NIKE is not able to identify opportunities to deliver anticipated cost savings, risks related to the preliminary nature of the estimate of the charges to be incurred in connection with the enterprise initiative, which is subject to change as NIKE refines the estimate over time, risks related to any delays in the timing for implementing the initiative or potential disruptions to NIKE's business or operations as it executes on the initiative, and other factors that may cause NIKE to be unable to achieve the expected benefits of the initiative; the size and growth of the overall athletic or leisure footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic or leisure footwear, apparel and equipment for consumers and endorsers; NIKE's ability to successfully innovate and compete in various categories; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; international, national and local political, civil, economic and market conditions, including high, and increases in, inflation and interest rates; our ability to execute on our sustainability strategy and achieve our sustainability-related goals and targets, including sustainable product offerings; difficulties in implementing, operating and maintaining NIKE's increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products; increases in the cost of materials, labor and energy used to manufacture products; new product development and introduction; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity and an inability to maintain NIKE's reputation and brand image, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE's debt ratings; changes in business strategy or development plans; general risks associated with doing business outside of the United States, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, sanctions, political and economic instability, conflicts and terrorism; the potential impact of new and existing laws, regulations or policy, including, without limitation, tariffs, import/export, trade, wage and hour or labor and immigration regulations or policies; changes in government regulations; the impact of, including business and legal developments relating to, climate change, extreme weather conditions and natural disasters; litigation, regulatory proceedings, sanctions or any other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel or our corporate culture, values or purpose; the effects of NIKE's decision to invest in or divest of businesses or capabilities; health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic; and other factors referenced or incorporated by reference in this report and other reports.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12 — Contingencies within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2022, the Board of Directors approved a four-year, $18 billion share repurchase program. As of February 29, 2024, the Company had repurchased 73.8 million shares at an average price of $108.46 per share for a total approximate cost of $8.0 billion under the program.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended February 29, 2024:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN OR PROGRAM (IN MILLIONS)
December 1 - December 31, 2023	3,355,605	$116.52	$10,468
January 1 - January 31, 2024	3,119,852	$103.78	$10,144
February 1 - February 29, 2024	1,446,976	$104.31	$9,993
	7,922,433	$109.28

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended February 29, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On December 28, 2023, Heidi O'Neill, President, Consumer, Product & Brand, adopted a Rule 10b5-1 trading arrangement for the sale of up to 138,530 shares of our Class B Common Stock, subject to certain conditions. The arrangement's expiration date is December 26, 2025.
On February 7, 2024, Johanna Nielsen, Vice President, Corporate Controller, adopted a Rule 10b5-1 trading arrangement for the sale of up to 468 shares of our Class B Common Stock, subject to certain conditions. The arrangement's expiration date is May 12, 2025.
On February 14, 2024, Matthew Friend, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 49,389 shares of our Class B Common Stock, subject to certain conditions. The arrangement's expiration date is May 15, 2025.

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
10.1
Credit Agreement dated as of March 8, 2024, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, and the other Banks named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2024).

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

NIKE, INC. an Oregon Corporation
By:	/s/ MATTHEW FRIEND Matthew Friend Chief Financial Officer and Authorized Officer
Date:	April 4, 2024