Form 10-K
period 2024-05-31
NIKE, Inc.
filed 2024-07-25
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 2024

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of November 30, 2023, the aggregate market values of the Registrant's Common Stock held by non-affiliates were:
Class A	$7,404,327,478
Class B	133,466,945,242
$140,871,272,720

As of July 10, 2024, the number of shares of the Registrant's Common Stock outstanding were:
Class A	297,897,252
Class B	1,201,461,692
1,499,358,944
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on September 10, 2024, are incorporated by reference into Part III of this report.

NIKE, INC.
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
GENERAL
NIKE, Inc. was incorporated in 1967 under the laws of the State of Oregon. As used in this Annual Report on Form 10-K (this "Annual Report"), the terms "we," "us," "our," "NIKE" and the "Company" refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, collectively, unless the context indicates otherwise.
Our principal business activity is the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE is the largest seller of athletic footwear and apparel in the world. We sell our products through NIKE Direct operations, which are comprised of both NIKE-owned retail stores and sales through our digital platforms (also referred to as "NIKE Brand Digital") and to wholesale accounts, which include a mix of independent distributors, licensees and sales representatives in nearly all countries around the world. We also offer interactive consumer services and experiences through our digital platforms. Nearly all of our products are manufactured by independent contractors. Nearly all footwear and apparel products are manufactured outside the United States, while equipment products are manufactured both in the United States and abroad.
All references to fiscal 2025, 2024, 2023, 2022 and 2021 are to NIKE, Inc.'s fiscal years ended May 31, 2025, 2024, 2023, 2022 and 2021, respectively. Any references to other fiscal years refer to a fiscal year ending on May 31 of that year.
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

2024 FORM 10-K 1

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
Because NIKE is a consumer products company, the relative popularity and availability of various sports and fitness activities, as well as changing design trends and consumer preferences, affect the demand for our products. We must, therefore, respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings and channels, developing new products, styles and categories and influencing sports and fitness preferences through extensive marketing. Failure to respond in a timely and adequate manner could have a material adverse effect on our sales and profitability. This is a continuing risk. Refer to Item 1A. Risk Factors.
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
UNITED STATES MARKET
For fiscal 2024, NIKE Brand and Converse sales in the United States accounted for approximately 42% of total revenues, compared to 43% and 40% for fiscal 2023 and fiscal 2022, respectively. We sell our products to thousands of wholesale accounts in the United States, including a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops and other wholesale accounts. In the United States, we utilize NIKE sales offices to solicit such sales. During fiscal 2024, our three largest United States customers accounted for approximately 21% of sales in the United States.
Our NIKE Direct and Converse direct to consumer operations sell our products to consumers through various digital platforms. In addition, our NIKE Direct and Converse direct to consumer operations sell products through the following number of retail stores in the United States:

U.S. RETAIL STORES	NUMBER
NIKE Brand factory stores	211
NIKE Brand in-line stores (including employee-only stores)	85
Converse stores (including factory stores)	81
TOTAL	377
In the United States, NIKE has eight significant distribution centers. Refer to Item 2. Properties for additional information.
2024 FORM 10-K 2

INTERNATIONAL MARKETS
For fiscal 2024, non-U.S. NIKE Brand and Converse sales accounted for approximately 58% of total revenues, compared to 57% and 60% for fiscal 2023 and fiscal 2022, respectively. We sell our products through NIKE Direct operations and to wholesale accounts, which include a mix of independent distributors, licensees and sales representatives around the world. We sell to thousands of retail accounts and ship products from 68 distribution centers outside of the United States. Refer to Item 2. Properties for additional information on distribution facilities outside of the United States. During fiscal 2024, NIKE's three largest customers outside of the United States accounted for approximately 15% of total non-U.S. sales.
In addition to NIKE-owned and Converse-owned digital commerce platforms in over 40 countries, our NIKE Direct and Converse direct to consumer businesses operate the following number of retail stores outside the United States:

NON-U.S. RETAIL STORES	NUMBER
NIKE Brand factory stores	561
NIKE Brand in-line stores (including employee-only stores)	53
Converse stores (including factory stores)	54
TOTAL	668
SIGNIFICANT CUSTOMER
No customer accounted for 10% or more of our consolidated net Revenues during fiscal 2024.
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
As we continue to develop new technologies, we are simultaneously focused on the design of innovative products and experiences incorporating such technologies throughout our product categories and consumer applications. Using market intelligence and research, our various design teams identify opportunities to leverage new technologies in existing categories to respond to consumer preferences. The proliferation of Nike Air, Zoom, Free, Dri-FIT, Flyknit, FlyEase, ZoomX, Air Max, and React technologies, among others, typifies our dedication to designing innovative products.
MANUFACTURING
Nearly all of our footwear and apparel products are manufactured outside the United States by independent contract manufacturers ("contract manufacturers"), many of which operate multiple factories. We are also supplied, primarily indirectly, by a number of materials, or "Tier 2" suppliers, who provide the principal materials used in footwear and apparel finished goods products. As of May 31, 2024, we had 169 strategic Tier 2 suppliers.
As of May 31, 2024, our contract manufacturers operated 96 finished goods footwear factories located in 11 countries. For fiscal 2024, NIKE Brand footwear finished goods were manufactured by 15 contract manufacturers, many of which operate multiple factories. The largest single finished goods footwear factory accounted for approximately 9% of total fiscal 2024 NIKE Brand footwear production. For fiscal 2024, factories in Vietnam, Indonesia and China manufactured approximately 50%, 27% and 18% of total NIKE Brand footwear, respectively. For fiscal 2024, four footwear contract manufacturers each accounted for greater than 10% of footwear production and in the aggregate accounted for approximately 57% of NIKE Brand footwear production.
As of May 31, 2024, our contract manufacturers operated 285 finished goods apparel factories located in 33 countries. For fiscal 2024, NIKE Brand apparel finished goods were manufactured by 68 contract manufacturers, many of which operate multiple factories. The largest single finished goods apparel factory accounted for approximately 9% of total fiscal 2024 NIKE Brand apparel production. For fiscal 2024, factories in Vietnam, China and Cambodia manufactured approximately 28%, 16% and 15%

2024 FORM 10-K 3

of total NIKE Brand apparel, respectively. For fiscal 2024, one apparel contract manufacturer accounted for more than 10% of apparel production, and the top five contract manufacturers in the aggregate accounted for approximately 51% of NIKE Brand apparel production.
NIKE's contract manufacturers buy raw materials for the manufacturing of our footwear, apparel and equipment products. Most raw materials are available and purchased by those contract manufacturers in the countries where manufacturing takes place.
The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, natural and synthetic leather, nylon, polyester and natural fiber textiles, as well as polyurethane films used to make NIKE Air-Sole cushioning components. During fiscal 2024, Air Manufacturing Innovation, a wholly-owned subsidiary, with facilities near Beaverton, Oregon, in Dong Nai Province, Vietnam, and St. Charles, Missouri, as well as contract manufacturers in China and Vietnam, were our suppliers of NIKE Air-Sole and other cushioning components used in footwear.
The principal materials used in our apparel products are natural and synthetic fabrics, yarns and threads (both virgin and recycled); specialized performance fabrics designed to efficiently wick moisture away from the body, retain heat and repel rain and/or snow; and plastic and metal hardware.
From time to time, certain materials used in the production of our products experience periods of high demand, shortages and price volatility. In fiscal 2024, contract manufacturers were able to source sufficient quantities of raw materials for use in our footwear and apparel products. Refer to Item 1A. Risk Factors, for additional discussion of the impact of sourcing risks on our business.
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
2024 FORM 10-K 4

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
COMPETITION
The athletic footwear, apparel and equipment industry is highly competitive on a worldwide basis. We compete internationally with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies and large companies having diversified lines of athletic and leisure footwear, apparel and equipment, including adidas, Anta, ASICS, Deckers, Li Ning, lululemon athletica, New Balance, On, Puma, Under Armour and V.F. Corporation, among others. The intense competition and the rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel and athletic equipment constitute significant risk factors in our operations. Refer to Item 1A. Risk Factors for additional information.
NIKE is the largest seller of athletic footwear and apparel in the world. Important aspects of competition in this industry are:
•Product attributes such as quality; innovation and development; performance and reliability; new product style, and design; as well as consumer price/value.
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
We believe that we are competitive in all of these areas. See Item 1A. Risk Factors, including the risk factor titled "Our products, services and experiences face intense competition."
TRADEMARKS AND PATENTS
We believe that our intellectual property rights are important to our brand, our success and our competitive position. We strategically pursue available protections of these rights and vigorously protect and enforce them against third-party theft and infringement.
We use trademarks on nearly all of our products and packaging, and in our marketing materials, and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying our brands and the Company, and in distinguishing our goods from the goods of others. We consider our NIKE and Swoosh Design trademarks to be among our most valuable assets and we have registered these trademarks in over 190 jurisdictions worldwide. In addition, we own many other trademarks that we use in marketing our products. Throughout the world, we own common law rights in the trade dress of several distinctive shoe designs and elements. For certain trade dress, we have sought and obtained trademark registrations.
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
We have followed a policy of applying for and registering intellectual property rights in the United States and select foreign countries on trademarks, inventions, innovations and designs that we deem protectable and valuable. We also continue to vigorously protect and enforce our intellectual property, including trademarks, patents and trade secrets against third-party infringement and misappropriation.

2024 FORM 10-K 5

HUMAN CAPITAL RESOURCES
At NIKE, we consider the strength and effective management of our workforce to be essential to the ongoing success of our business. We believe that it is important to attract, develop and retain a diverse and engaged workforce at all levels of our business and that such a workforce fosters creativity and accelerates innovation. We are focused on building a talent pipeline that reflects our consumers, athletes and the communities we serve.
CULTURE
Each employee shapes NIKE's culture through behaviors and practices. This starts with our Maxims, which represent our core values and, along with our Code of Conduct, feature the fundamental behaviors that help anchor, inform and guide us and apply to all employees. Our mission is to bring inspiration and innovation to every athlete in the world, which includes the belief that if you have a body, you are an athlete. We aim to do this by creating groundbreaking sport innovations, making our products more sustainably, building a creative and diverse global team, supporting the well-being of our employees and making a positive impact in communities where we live and work. Our mission is aligned with our deep commitment to maintaining an environment where all NIKE employees have the opportunity to reach their full potential, to connect to our brands and to shape our workplace culture. We believe providing for growth and retention of our employees is essential in fostering such a culture and are dedicated to providing access to training programs and career development opportunities, including trainings on NIKE's values, history and business, trainings on developing leadership skills at all levels, tools and resources for managers and qualified tuition reimbursement opportunities.
In empowering our employees to help shape our culture, we source employee feedback through a variety of survey tools: our annual Engagement Survey program, corporate pulse surveys and listening sessions. These tools provide employees throughout the globe an opportunity to provide confidential feedback on key areas known to drive employee engagement, including their satisfaction with their managers, their work and the Company generally. These tools also measure our employees' connection to NIKE's culture. NIKE also provides multiple points of contact for employees to speak up if they experience something that does not align with our values or otherwise violates our workplace policies, even if they are uncertain what they observed or heard is a violation of company policy.
As part of our commitment to making a positive impact on our communities, we maintain a goal of investing 2% of our prior fiscal year's pre-tax income into global communities. The focus of this investment continues to be inspiring youth to be active through play and sport as well as uniting and inspiring communities to create a better and more equitable future for all. Our community investments are an important part of our culture, and we support employees in giving back to community organizations through volunteering and donations, which are matched by the NIKE Foundation where eligible.
EMPLOYEE BASE
As of May 31, 2024, we had approximately 79,400 employees worldwide, including retail and part-time employees. We also utilize independent contractors and temporary personnel to supplement our workforce.
Most of our employees are not represented by unions, except for certain employees in the EMEA and APLA geographies who are members of and/or represented by trade unions, as allowed or required by local law and/or collective bargaining agreements. Also, in some countries outside of the United States, local laws require employee representation by works councils (which may be entitled to information and consultation on certain subsidiary decisions) or by organizations similar to a union. In certain European countries, we are required by local law to enter into, and/or comply with, industry-wide or national collective bargaining agreements. NIKE has never experienced a material interruption of operations due to labor disagreements.
DIVERSITY, EQUITY AND INCLUSION
Diversity, equity and inclusion ("DE&I") is a strategic priority for NIKE and we are committed to having an inclusive and diverse team and culture. We aim to foster an inclusive and accessible workplace through recruitment, development and retention of talent from diverse experiences and backgrounds with the goal of expanding representation across all dimensions of diversity over the long term. We remain committed to the targets announced in fiscal 2021 for the Company to work toward by fiscal 2025, including diverse representation in our corporate workforce and leadership positions.
We continue our efforts to recruit talent through our traditional channels and through initiatives, such as partnerships with athletes and sports-related organizations to create apprenticeship programs and new partnerships with organizations, colleges and universities that serve diverse populations. Additionally, we are prioritizing DE&I education so that all NIKE employees and leaders have the cultural knowledge and understanding to lead inclusively and build diverse and inclusive teams. We also have Employee Networks, collectively known as NikeUNITED, representing various employee groups.
2024 FORM 10-K 6

Our DE&I focus extends beyond our workforce and includes our communities, which we support in a number of ways. We have committed to investments that aim to address racial inequality and improve diversity and representation in our communities. We also are leveraging our global scale to support business diversity among the businesses with which we work.
COMPENSATION AND BENEFITS
NIKE's total rewards are intended to be competitive and equitable, meet the diverse needs of our global teammates and reinforce our values. We are committed to providing comprehensive, competitive and equitable pay and benefits to our employees, and we have invested, and aim to continue to invest, in our employees through growth and development and holistic well-being initiatives. Our initiatives in this area include:
•We are committed to competitive pay, pay equity and to reviewing our pay and promotion practices annually.
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
•We provide support to our employees in a variety of ways during times of crisis, including pay continuity under certain circumstances, and our natural disaster assistance program.
•We provide a hybrid work approach for the majority of employees, as well as a Four Week Flex program, which provides employees an opportunity to work remotely for up to four weeks per year.
•We offer a Well-Being Week where we close our corporate offices for a full week in the summer and Well-Being Days for our teammates in our retail stores and distribution centers, and encourage our teammates to focus on their well-being.
•We provide inclusive family planning benefits and transgender healthcare coverage for eligible employees covered on the U.S. Health Plan, including access to both restorative services and personal care.
•We provide all U.S. employees with unlimited free financial coaching through a third-party provider.
Additional information related to our human capital strategy can be found in our FY23 NIKE, Inc. Impact Report, which is available on the Impact section of about.nike.com. Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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

2024 FORM 10-K 7

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of NIKE, Inc. as of July 25, 2024, are as follows:

Mark Parker, Executive Chairman — Mr. Parker, 68, joined NIKE in 1979, is Executive Chairman of the Board of Directors and served as President and Chief Executive Officer of NIKE, Inc. from 2006 to 2020. During his employment with NIKE, he has had primary responsibilities in product research, design and development, marketing and brand management. Mr. Parker previously served in various roles at NIKE including President of the NIKE Brand, Vice President of Global Footwear, General Manager, corporate Vice President and divisional Vice President in charge of product development.

John Donahoe II, President and Chief Executive Officer — Mr. Donahoe, 64, joined NIKE in 2014 as a member of the Board of Directors and has served as President and Chief Executive Officer of NIKE, Inc. since January 2020. He is responsible for NIKE’s global business portfolio, which includes the NIKE, Jordan and Converse brands. Prior to joining NIKE, Mr. Donahoe was the President and Chief Executive Officer of ServiceNow, Inc. from 2017 to 2020 and, prior to that, the President and Chief Executive Officer of eBay Inc. Earlier in his career, he worked for Bain & Company for nearly two decades, becoming the firm’s President and Chief Executive Officer in 1999.

Matthew Friend, Executive Vice President and Chief Financial Officer — Mr. Friend, 46, joined NIKE in 2009 and has served as Executive Vice President and Chief Financial Officer of NIKE, Inc. since 2020, and leads the Company's finance, demand and supply management, procurement and global places and services organizations. Mr. Friend previously served in various roles at NIKE including as Vice President of Investor Relations and Chief Financial Officer of the NIKE Brand. Prior to joining NIKE, Mr. Friend worked in the financial industry, including as Vice President in the investment banking and mergers and acquisitions groups at Goldman Sachs and Morgan Stanley.

Monique Matheson, Executive Vice President, Chief Human Resources Officer — Ms. Matheson, 57, joined NIKE in 1998 and has served as Executive Vice President, Chief Human Resources Officer of NIKE, Inc. since 2017, overseeing and driving the Company’s strategic global Human Resources strategy. In this role, Ms. Matheson leads through the lens of people — managing functions including recruitment, succession planning, learning and career development, diversity and inclusion, organizational effectiveness, employee engagement, pay and benefits and people solutions. Previously, Ms. Matheson has held roles including Vice President, Chief Talent and Diversity Officer and Vice President, Senior Human Resources Business Partner for North America, Global Product Creation (Footwear, Apparel and Equipment), Global Finance and NIKE, Inc. Affiliates. Prior to joining NIKE, Ms. Matheson practiced employment law.

Ann Miller, Executive Vice President, Chief Legal Officer — Ms. Miller, 50, joined NIKE in 2007 and has served as Executive Vice President, Chief Legal Officer of NIKE, Inc. since 2022. In her capacity as Chief Legal Officer, she oversees all legal, compliance, government & public affairs, social community impact, security, resilience and investigation matters of the Company. Previously, Ms. Miller served as Vice President, Corporate Secretary from 2017 to 2022. Ms. Miller has also previously held other roles in the NIKE legal department, including Chief Ethics & Compliance Officer and Converse's General Counsel. Prior to joining NIKE, Ms. Miller worked at the law firm Sullivan & Cromwell LLP. Ms. Miller brings more than 25 years of legal and business expertise to her role.

Heidi O'Neill, President, Consumer, Product & Brand — Ms. O'Neill, 59, joined NIKE in 1998 and has served as President, Consumer, Product & Brand of NIKE, Inc. since 2023. In this role, Ms. O’Neill leads the integration of the global Men's, Women's & Kids' consumer teams, the entire global product engine and global brand marketing and sports marketing to build deep storytelling, relationships and engagement with the brand. Most recently, Ms. O’Neill has also served as President, Consumer and Marketplace from 2020 to 2023 and President, Direct to Consumer from 2016 to 2020. Since joining NIKE, she has held a variety of key roles, including leading NIKE's marketplace and four geographic operating regions, leading NIKE Direct and NIKE's retail and digital-commerce business and creating and leading NIKE's Women’s business. Prior to joining NIKE, Ms. O'Neill held roles at Levi Strauss & Company and was a Vice President at Foote, Cone & Belding.

Craig Williams, President, Geographies & Marketplace — Mr. Williams, 55, joined NIKE in 2019 and has served as President, Geographies & Marketplace of NIKE, Inc. since 2023. In this role, Mr. Williams leads NIKE's four geographic operating units, the global direct to consumer business and wholesale marketplace partnerships. In addition, Mr. Williams leads the NIKE Supply Chain and Logistics organization. Mr. Williams previously served as President of Jordan Brand from 2019 to June 2023, overseeing the global business and team of designers, footwear and apparel developers, marketers and geography leaders. Prior to joining NIKE, Mr. Williams held executive leadership positions at The Coca-Cola Company as well as roles at CIBA Vision, a subsidiary of Novartis AG, and Kraft Foods Inc. Mr. Williams also served five years in the U.S. Navy as a Naval Nuclear Power Officer.

2024 FORM 10-K 8

ITEM 1A. RISK FACTORS
Special Note Regarding Forward-Looking Statements and Analyst Reports
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating or financial results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this Annual Report, other reports, filings with the SEC, press releases, conferences or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: risks relating to our multi-year enterprise initiative, including the risk that NIKE is not able to identify opportunities to deliver anticipated cost savings, risks related to any delays in the timing for implementing the initiative or potential disruptions to NIKE's business or operations as it executes on the initiative, and other factors that may cause NIKE to be unable to achieve the expected benefits of the initiative; intense competition among designers, marketers, distributors and sellers of athletic or leisure footwear, apparel and equipment for consumers and endorsers; NIKE's ability to successfully innovate and compete in various categories; new product development and innovation; demographic changes; changes in consumer preferences and channel mix; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting, and responding to changes in consumer preferences, consumer demand for NIKE products, changes in channel mix and the various market factors described above; the size and growth of the overall athletic or leisure footwear, apparel and equipment markets; international, national and local political, civil, economic and market conditions, including high and increasing inflation and interest rates; our ability to execute on our sustainability strategy and achieve our sustainability-related goals and targets, including sustainable product offerings; difficulties in implementing, operating and maintaining NIKE's increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products; increases in the cost of materials, labor and energy used to manufacture products; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity and an inability to maintain NIKE's reputation and brand image, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE's debt ratings; changes in business strategy or development plans; general risks associated with doing business outside of the United States, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, sanctions, political and economic instability, conflicts and terrorism; the potential impact of new and existing laws, regulations or policy, including, without limitation, tariffs, import/export, trade, wage and hour or labor and immigration regulations or policies; changes in government regulations; the impact of, including business and legal developments relating to, climate change, extreme weather conditions and natural disasters; litigation, regulatory proceedings, sanctions or any other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel or our corporate culture, values or purpose; the effects of NIKE's decision to invest in or divest of businesses or capabilities; health epidemics, pandemics and similar outbreaks; and other factors referenced or incorporated by reference in this Annual Report and other reports.
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

2024 FORM 10-K 9

Economic and Industry Risks
Global economic conditions could have a material adverse effect on our business, operating results and financial condition.
The uncertain state of the global economy, including sustained high levels of inflation and interest rates and the risk of a recession, continues to impact businesses around the world. If global economic and financial market conditions deteriorate, the following factors, among others, could have a material adverse effect on our business, operating results and financial condition:
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
•Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain (such as cotton or petroleum derivatives) has had and could in the future have a material adverse effect on our costs, gross margins and profitability. In addition, supply chain issues caused by factors including geopolitical conflicts and pandemics have impacted and may in the future impact the availability, pricing and timing for obtaining commodities and raw materials.
•If retailers of our products experience declining revenues or experience difficulty obtaining financing to purchase our products, this could result in reduced orders for our products, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense.
•In the past, certain retailers of our products have experienced severe financial difficulty, become insolvent and ceased business operations, and this could occur in the future, which could negatively impact the sale of our products to consumers.
•If contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing to purchase raw materials or to finance capital equipment and other general working capital needs, it may result in delays or non-delivery of shipments of our products.
Our products, services and experiences face intense competition.
NIKE is a consumer products company and the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products, services and experiences. The athletic footwear, apparel and equipment industry is highly competitive both in the United States and worldwide. We compete with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies, private label brands offered by major retailers and various other large companies that have diversified lines of athletic and leisure footwear, apparel and equipment. New competitors frequently enter the markets we serve. We also compete with other companies for the production capacity of contract manufacturers that produce our products. In addition, we and our contract manufacturers compete with other companies and industries for raw materials used in our products. Our NIKE Direct operations, both through our digital commerce operations and retail stores, also compete with multi-brand retailers, which sell our products through their digital platforms and physical stores, and with digital commerce platforms. In addition, we compete with respect to the digital services and experiences we are able to offer our consumers, including fitness and activity apps; sport, fitness and wellness content and services; and digital services and features in retail stores that enhance the consumer experience.
Product offerings, product innovations and technologies, marketing expenditures (including expenditures for advertising and endorsements), pricing, costs of production, customer service, digital commerce platforms, digital services and experiences and social media presence are areas of intense competition. These, in addition to ongoing rapid changes in technology (including marketing and advertising technology), a reduction in barriers to starting new footwear and apparel companies and an increase in the number of such companies (some of which may be able to react more nimbly to changes in consumer preferences) and changes in consumer preferences in the markets for athletic and leisure footwear, apparel, and equipment, services and experiences, constitute significant risk factors in our operations. In addition, the competitive nature of retail, including shifts in the ways in which consumers shop, constitutes a risk factor implicating our NIKE Direct and wholesale operations. If we do not adequately and timely anticipate and respond to our competitors, our costs may increase, demand for our products may decline, possibly significantly, or we may need to reduce wholesale or suggested retail prices for our products.
2024 FORM 10-K 10

Economic factors beyond our control, and changes in the global economic environment, including fluctuations in inflation and currency exchange rates, could result in lower revenues, higher costs and decreased margins and earnings.
A majority of our products are manufactured and sold outside of the United States, and we conduct purchase and sale transactions in various currencies, which creates exposure to the volatility of global economic conditions, including fluctuations in inflation and foreign currency exchange rates. Central banks deploy various strategies to combat inflation, including increasing interest rates, which impact our borrowing costs. Government shutdowns or the risk of government shutdowns, as well as the impact or expected impact of elections, both in the United States and in other countries around the world, may also increase volatility. Additionally, there has been, and may continue to be, volatility in currency exchange rates that impact the U.S. Dollar value relative to other international currencies. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses are affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of the Company's foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations have adversely affected and could continue to have an adverse effect on our results of operations and financial condition.
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
There are concerns that increased levels of carbon dioxide and other greenhouse gases in the atmosphere have caused, and may continue to cause, potentially at a growing rate, increases in global temperatures, changes in weather patterns and increasingly frequent and/or prolonged extreme weather and climate events. Climate change may also exacerbate challenges relating to the availability and quality of water and raw materials, including those used in the production of our products, and may result in changes in regulations or consumer preferences, which could in turn affect our business, operating results and financial condition. For example, there has been increased focus by governmental and non-governmental organizations, consumers, customers, employees and other stakeholders on products that are sustainably made and other sustainability matters, including responsible sourcing and deforestation, the use of plastic, energy and water, the recyclability or recoverability of packaging and materials transparency, any of which may require us to incur increased costs for additional transparency, due diligence and reporting. In addition, federal, state or local governmental authorities in various countries are implementing, have proposed and are likely to continue to propose, legislative and regulatory initiatives to reduce or mitigate the impacts of climate change on the environment. Various countries and regions are following different approaches to the regulation of climate change, which could increase the complexity of, and potential cost related to complying with, such regulations. Any of the foregoing may require us to make additional investments in facilities and equipment, may impact the availability and cost of key raw materials used in the production of our products or the demand for our products, and, in turn, may adversely impact our business, operating results and financial condition.
Investors, regulators and other stakeholders are also increasingly scrutinizing companies’ environmental, social and governance (“ESG”) commitments, performance and disclosures, including related to climate change, and in recent years have placed increasing importance on social costs and related implications of their investments. Additionally, organizations that provide

2024 FORM 10-K 11

information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their respective approaches to ESG matters, which are increasingly being employed by investors, lenders, and customers to inform their investment, financing or purchasing decisions. Although we have announced sustainability-related goals and targets, there can be no assurance that our stakeholders will agree with our strategies, and any perception, whether or not valid, that we have failed to achieve, or to act responsibly with respect to, such matters or to effectively respond to new or additional legal or regulatory requirements regarding climate change, could result in adverse publicity and adversely affect our business and reputation. Execution of these strategies and achievement of our goals is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to, our ability to execute our strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of raw materials and renewable energy; unforeseen production, design, operational and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis such as carbon sequestration and/or other related processes; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to greenhouse gas emissions, carbon costs or climate-related goals; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; and the actions of competitors and competitive pressures. As a result, there is no assurance that we will be able to adequately meet stakeholder expectations, successfully execute our strategies or achieve our sustainability-related goals, which could damage our reputation and customer and other stakeholder relationships and have an adverse effect on our business, results of operations and financial condition.
Extreme weather conditions and natural disasters could negatively impact our operating results and financial condition.
Given the broad and global scope of our operations, we are particularly vulnerable to the physical risks of climate change, such as shifts in weather patterns. Extreme weather conditions in the areas in which our retail stores, suppliers, manufacturers, customers, distribution centers, offices, headquarters and vendors are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, wildfires, tsunamis, floods or droughts, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, have in the past temporarily disrupted, and could in the future disrupt, our operations, the operations of our vendors, manufacturers and other suppliers or have in the past resulted in, and in the future could result in, economic instability that may negatively impact our operating results and financial condition. In particular, if a natural disaster or severe weather event were to occur in an area in which we or our suppliers, manufacturers, employees, customers, distribution centers or vendors are located, our continued success would depend, in part, on the safety and availability of the relevant personnel and facilities and proper functioning of our or third parties' computer, network, telecommunication and other systems and operations. In addition, a natural disaster or severe weather event could negatively impact retail traffic to our stores or stores that carry our products and could have an adverse impact on consumer spending, any of which could in turn result in negative point-of-sale trends for our merchandise. Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations, either in a particular region or globally, as well as the activities of our third-party vendors and other suppliers, manufacturers and customers. The diversity of locations in which we operate, our operational size, disaster recovery and business continuity planning and our information technology systems and networks, including the Internet and third-party services ("Information Technology Systems"), may not be sufficient for all or for concurrent eventualities. If we were to experience a local or regional disaster or other business continuity event or concurrent events, we could experience operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel. For example, our World Headquarters is located in a seismic zone, which is at a higher risk for earthquakes and the related consequences or effects. Further, if we are unable to find alternative suppliers, replace capacity at key manufacturing or distribution locations or quickly repair damage to our Information Technology Systems or supply systems, we could be late in delivering, or be unable to deliver, products to our customers. These events could result in reputational damage, lost sales, cancellation charges or markdowns, all of which could have an adverse effect on our business, results of operations and financial condition.
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
2024 FORM 10-K 12

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
Our iconic brands have worldwide recognition, and our success depends on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting and growing our brands will depend on our design and marketing efforts, including product innovation, product quality and advertising and consumer campaigns. Our commitment to product innovation, quality and sustainability, and our continuing investment in design (including materials), marketing and sustainability measures may not have the desired impact on our brand image and reputation. In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media and digital environment, including our reliance on social media, digital advertising networks, digital and advertising technology, and digital dissemination of advertising campaigns on our digital platforms and through our digital experiences and products. We could be adversely impacted if we fail to achieve any of these objectives.
Our brand value also depends on our ability to maintain a positive consumer perception of our corporate integrity, purpose and brand culture. Negative claims or publicity involving us, our culture and values, our products, services and experiences, consumer data, or any of our key employees, endorsers, sponsors, suppliers or partners could seriously damage our reputation and brand image, regardless of whether such claims are accurate. For example, while we require our suppliers of our products to operate their business in compliance with applicable laws and regulations, we do not control their practices. Negative publicity

2024 FORM 10-K 13

relating to a violation or an alleged violation of policies or laws by such suppliers could damage our brand image and diminish consumer trust in our brand. Further, our reputation and brand image could be damaged as a result of our support of, association with or lack of support or disapproval of certain social causes and public personalities, as well as any decisions we make to continue to conduct, or change, certain of our activities in response to such considerations. Social media, which accelerates and potentially amplifies the scope of negative publicity, can increase the challenges of responding to negative claims. Adverse publicity about regulatory or legal action against us, or by us, could also damage our reputation and brand image, undermine consumer confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. If the reputation, culture or image of any of our brands is tarnished or if we receive negative publicity, then our sales, financial condition and results of operations could be materially and adversely affected.
If we are unable to anticipate consumer preferences and develop new products, we may not be able to maintain or increase our revenues and profits.
Our success depends on our ability to identify, originate and define product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner so that our product offerings evolve and are responsive to consumer demands. However, lead times for many of our products make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, designs, styles and categories, and influencing sports and fitness preferences through extensive marketing, we could experience lower sales, excess inventories or lower profit margins, any of which could have an adverse effect on our results of operations and financial condition. In addition, we market our products globally through a diverse spectrum of advertising and promotional programs and campaigns, including social media and other digital advertising networks. If we do not successfully market our products, if advertising and promotional costs increase or if certain advertising networks are no longer available, these factors could have an adverse effect on our business, financial condition and results of operations.
We rely on technical innovation and high-quality products to compete.
Technical innovation and quality control in the design and manufacturing processes of footwear, apparel, equipment and other products and services are essential to the commercial success of our products and development of new products. Research and development play a key role in technical innovation. We rely upon specialists in the fields of biomechanics, chemistry, exercise physiology, engineering, digital technologies, industrial design, sustainability and related fields, as well as research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists and other experts to develop and test cutting-edge performance products. While we strive to produce products that help to enhance athletic performance and reduce injury and maximize comfort, if we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products (including the introduction of bias or inaccuracies in our products), we may incur substantial expense to remedy the problems and loss of consumer confidence.
Our enterprise initiative may not generate the intended benefits or projected cost savings we anticipate.
In December 2023, we announced a multi-year enterprise initiative aimed at delivering cost savings and investing in future growth, accelerating innovation and driving profitability. Areas of potential savings include simplifying our product assortment, increasing automation and use of technology, streamlining our organization and leveraging our scale to drive greater efficiency. Our ability to achieve the intended cost savings and goals associated with the enterprise initiative are subject to many estimates and assumptions, which may change during implementation and execution. For example, we may not be able to identify opportunities to deliver anticipated cost savings. Additionally, the timing of the cost savings associated with the enterprise initiative may be delayed. Further, we may also face disruptions to our business or operations as we execute on the initiative.
Our business is affected by seasonality, which could result in fluctuations in our operating results.
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth fiscal quarters have slightly exceeded those in the second and third fiscal quarters. However, the mix of product sales may vary considerably from time to time or in the future as a result of strategic shifts in our business and seasonal or geographic demand for particular types of footwear, apparel and equipment and in connection with the timing of significant sporting events, such as the NBA Finals, Olympics or the World Cup, among others. In addition, our customers may, and from time to time do, cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including economic conditions, changes in consumer preferences, weather conditions, outbreaks of disease, social or political unrest, availability of import quotas, transportation disruptions and currency exchange rate fluctuations, has in the past adversely affected and could in the future adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of additional factors that are beyond our control, including manufacturing and transportation costs, shifts in product sales
2024 FORM 10-K 14

mix and geographic sales trends, all of which we expect to continue. Results of operations in any period should not be considered indicative of the results to be expected for any future period.
Failure to continue to obtain or maintain high-quality endorsers of our products could harm our business.
We establish relationships with professional athletes, sports teams and leagues, as well as other public figures, including artists, designers and influencers, to develop, evaluate and promote our products, as well as establish product authenticity with consumers. However, as competition in our industry has increased, the costs associated with establishing and retaining such sponsorships and other relationships have increased, and competition to attract and retain high-quality endorsers has increased. If we are unable to negotiate new, or maintain our current, associations with professional athletes, sports teams and leagues, or other public figures, or to do so at a reasonable cost, we could lose the high visibility or on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments. As a result, our brands, net revenues, expenses and profitability could be harmed.
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
Many factors unique to retail operations, some of which are beyond our control, pose risks and uncertainties. Risks include, but are not limited to: credit card fraud and theft in both our retail stores and on digital platforms; mismanagement of existing retail channel partners; inability to manage costs associated with store construction and operation; and supply chain and inventory management.
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

2024 FORM 10-K 15

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
If the technology-based systems, applications and platforms that give our consumers the ability to shop or interact with us online do not function effectively, our operating results, as well as our ability to grow our digital commerce business globally or to retain our customer base, could be materially adversely affected.
Many of our consumers shop with us through our digital platforms. Consumers frequently use mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping, as well as to engage with us and our competitors through digital services and experiences that are offered on mobile platforms. We use social media and proprietary mobile applications to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, secure and user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business globally and have a material adverse impact on our business and results of operations. In addition, as use of our digital platforms continues to grow, we will need an increasing amount of technical infrastructure to continue to satisfy our consumers' needs. If we fail to continue to effectively scale and adapt our digital platforms to accommodate increased consumer demand, our business may be subject to interruptions, delays or failures and consumer demand for our products and digital experiences could decline.
Risks specific to our digital commerce business also include diversion of sales from our and our retailers' brick and mortar stores, pricing pressure on our products, difficulty in recreating the in-store experience through direct channels and liability for online content. Our failure to successfully respond to these risks might adversely affect sales in our digital commerce business, as well as damage our reputation and brands.
We rely significantly on information technology to operate our business, including our supply chain and retail operations, and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business.
We are heavily dependent on Information Technology Systems, across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales and distribution, as well as for processing financial information for external and internal reporting purposes, retail operations and other business activities. Information Technology Systems are critical to many of our operating activities and our business processes and may be negatively impacted by any service interruption or shutdown. For example, our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these Information Technology Systems. Over a number of years, we have implemented Information Technology Systems in all of the geographical regions in which we operate. Our work to integrate, secure and enhance these systems and related processes in our global operations is ongoing and NIKE will continue to invest in these efforts. We cannot provide assurance, however, that the measures we take to secure and enhance these systems will be sufficient to protect our Information Technology Systems and prevent cyber-attacks, system failures or data or information loss. The failure of these systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, ransomware, denial of service attacks, natural disasters, vendor business interruptions or other causes, failure to properly maintain, protect, repair or upgrade systems, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant time and capital investments to remediate the problem which may not be sufficient to cover all eventualities, and may have an adverse effect on our reputation, results of operations and financial condition. In addition, the use of employee-owned devices for communications as well as hybrid work arrangements, present additional operational risks to our Information Technology Systems, including, but not limited to, increased risks of cyber-attacks. Further, like other companies in the retail industry, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that they will not have an impact in the future.
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
2024 FORM 10-K 16

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
Given the increasing complexity and sophistication of techniques used by bad actors to obtain unauthorized access to or disable information technology systems, and the fact that cyber-attacks are being made by groups and individuals with a wide range of expertise and motives, it is increasingly difficult to anticipate and defend against cyber-attacks, and a cyberattack could occur and persist for an extended period of time before being detected. Moreover, the extent of a particular cyber incident and the steps that we may need to take to investigate the incident may not be immediately clear, and it may take a significant amount of time before such investigation can be finalized and completed and reliable information about the incident is known. During the pendency of any such investigation, we may not necessarily know the extent of the harm or how best to remediate it and we may be required to disclose incidents before their full extent is known.
Moreover, to the extent we integrate artificial intelligence ("AI") into our operations, this may increase the cybersecurity and privacy risks, including the risk of unauthorized or misuse of AI tools, we are exposed to, and threat actors may leverage AI to engage in automated, targeted and coordinated attacks of our systems.
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
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, commodity futures contracts, option contracts, collars and swaps with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. The risk of counterparty default or failure may be heightened during periods of sustained high interest rates and uncertainty in the financial markets as well as economic downturns. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default, or our assets deposited or held in accounts with such counterparty, may be limited by the counterparty's liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.
We rely on a concentrated source base of contract manufacturers to supply a significant portion of our footwear products.
We rely upon a concentrated amount of contract manufacturers, which we do not own or operate, to manufacture all of the footwear products we sell, see "Manufacturing" for additional information. Our ability to meet our customers' needs depends on our ability to maintain a steady supply of products from our contract manufacturers. If one or more of our significant suppliers

2024 FORM 10-K 17

were to sever their relationship with us or significantly alter the terms of our relationship, including due to changes in applicable trade policies, or be unable to perform, we may not be able to obtain replacement products in a timely manner, which could have a material adverse effect on our business operations, sales, financial condition or results of operations. Additionally, if any of our primary footwear contract manufacturers fail to make timely shipments, do not meet our quality standards or otherwise fail to deliver us product in accordance with our plans, there could be a material adverse effect on our results of operations.
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
We have significant exposure to changes in domestic and foreign laws governing our relationships with our workforce, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements and payroll taxes, which could have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in countries where we have workforce could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs. There is also a risk of potential claims that we have violated laws related to discrimination and harassment, health and safety, wage and hour laws, criminal activity, personal injury and other claims. In addition, if there were a significant increase in the number of members of our workforce who are members of labor organizations or become parties to collective bargaining agreements, we could be vulnerable to a strike, work stoppage or other labor action, as well as additional expenses, expectations or requirements, which could have an adverse effect on our business.
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
2024 FORM 10-K 18

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
In addition, terrorist acts, military conflict and disease outbreaks have increased the risks of doing business abroad. These factors, among others, could affect our ability to manufacture products or procure materials, or our costs for manufacturing and procuring materials, our ability to import products, our ability to sell products in international markets and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be adversely affected.
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
There could be a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption or heightened competition for such materials, our contract manufacturers might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price or at all. Further, our contract manufacturers have experienced and may continue to experience in the future, unexpected closures, unexpected increases in work wages or other changes in labor standards, whether government mandated or otherwise, and increases in compliance costs due to governmental regulation concerning certain metals, fabrics or raw materials used in the manufacturing of our products. In addition, we cannot be certain that manufacturers that we do not contract and that we refer to as "unaffiliated manufacturers" will be able to fill our orders in a timely manner. If we experience significant increases in demand, or reductions in the availability of materials, or need to replace an existing contract manufacturer or materials supplier, there can be no assurance additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms acceptable to us, or at all, or that any contract manufacturer, unaffiliated manufacturer, or any materials supplier would allocate sufficient capacity to us in order to meet our requirements. Even if we are able to expand existing or find new manufacturing capacity or sources of materials, we may encounter delays in production and added costs as a result of the time it takes to train suppliers and manufacturers in our methods, products, quality control standards and labor, health and safety standards. In addition, changes we make in managing the supply of our products, such as changes to decrease the supply of certain products, pose the risk that we may not be able to meet demand for, or ramp up production of, certain products timely or without additional cost. Any delays, interruption or increased costs in labor or wages, in the supply of materials or in the manufacturing of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short- and long-term.
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
In addition, we have become, and expect to continue to be, subject to a number of regulations that require us to develop new policies and procedures for, strive to mitigate, and report, certain supply chain risks related to sourcing internationally. These regulations have resulted and may continue to result in increased operating costs and affect how and where we source materials for our products.

2024 FORM 10-K 19

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
2024 FORM 10-K 20

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
Regulations and best practices with respect to new technological developments, including generative AI, are in the process of being developed globally. These developments may affect aspects of our business that leverage these tools, and give rise to risks related to intellectual property infringement claims or harm to our reputation or brand image.
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
In addition, we must comply with increasingly complex and rigorous, and sometimes conflicting, regulatory standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the "GDPR"); the United Kingdom enacted the UK General Data Protection Regulation (which implements the GDPR into UK law); several states in the United States have passed data privacy laws; China enacted the Data Security Law and Personal Information Protection Law; and additional jurisdictions have adopted or are considering proposing or adopting similar regulations. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws and regulations is costly and time consuming, and any failure to comply with these regulatory

2024 FORM 10-K 21

standards could subject us to legal, operational and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, imposition of fines by governmental authorities and damage to our reputation and credibility and could have a negative impact on revenues and profits.
We could be subject to changes in tax rates, adoption of new tax laws or regulations, or changes in the interpretations thereof, additional tax liabilities or increased volatility in our effective tax rate.
We earn a substantial portion of our income in foreign countries and, as such, we are subject to the tax laws in the United States and numerous foreign jurisdictions. Current economic and political conditions make tax laws and regulations, or their interpretation and application, in any jurisdiction subject to significant change.
Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on global earnings and could increase the U.S. corporate tax rate. For example, the Organization for Economic Co-operation and Development (the "OECD") and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Inclusive Framework") has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules and ensure a minimal level of taxation, respectively. Several countries in which we operate, including several European Union member states' have adopted domestic legislation to implement the Inclusive Framework's global corporate minimum tax rate of 15% which will be effective beginning fiscal 2025. Other countries are also actively considering changes to their tax laws to adopt certain parts of the Inclusive Framework's proposals. Although we cannot predict whether or in what form these proposals, or any other changes in the U.S. or foreign tax laws or regulations, will be enacted into law, these changes, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense and cash flows.
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
2024 FORM 10-K 22

Risks Related to Our Securities, Investments and Liquidity
Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.
From time to time, we may invest in product offering and manufacturing innovation and expansion of existing businesses, such as our NIKE Direct operations, technology, business infrastructure, new businesses or capabilities, which require substantial cash investments and management attention. We believe cost-effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations. See also "Our NIKE Direct operations have required and will continue to require a substantial investment and commitment of resources and are subject to numerous risks and uncertainties."
The sale of a large number of shares of common stock by our principal shareholder could depress the market price of our common stock.
As of June 28, 2024, Swoosh, LLC beneficially owned approximately 77% of our Class A Common Stock. If, on June 28, 2024, all of these shares were converted into Class B Common Stock, Swoosh, LLC's commensurate ownership percentage of our Class B Common Stock would be approximately 16%. The shares are available for resale, subject to the requirements of the U.S. securities laws and the terms of the limited liability company agreement governing Swoosh, LLC. The sale or prospect of a sale of a substantial number of these shares could have an adverse effect on the market price of our common stock. Swoosh, LLC was formed by Philip H. Knight, our Chairman Emeritus, to hold the majority of his shares of Class A Common Stock. Mr. Knight does not have voting rights with respect to Swoosh, LLC, although Travis Knight, his son and a NIKE director, has a significant role in the management of the Class A Common Stock owned by Swoosh, LLC.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, as provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenues and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to sales-related reserves, inventory reserves, hedge accounting for derivatives, income taxes and other contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class B Common Stock.

2024 FORM 10-K 23

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
We have in the past failed and may in the future fail to meet market expectations, which has caused and could in the future cause the price of our stock to decline.
Our Class B Common Stock is traded publicly, and at any given time various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as analysts' opinions of our future performance, which may, in part, be based upon any guidance we have provided. Analysts' estimates are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline (which has recently happened in the past and could happen in the future). We are currently subject to multiple securities class action and shareholder derivative lawsuits relating to a drop in our stock price and could become involved in additional litigation of this type in the future if our stock price is volatile for any reason. Any litigation could result in reputational damage, substantial costs and a diversion of management's attention and resources needed to successfully run our business.
2024 FORM 10-K 24

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
At NIKE, cybersecurity risk management is an important part of our overall risk management efforts. We have cybersecurity processes, technologies and controls in place to aid in our efforts to assess, identify and manage material risks associated with cybersecurity threats. We assess cybersecurity risk at both the board and management levels.
Management’s Role in Managing Risk
At the management level, primary responsibility for assessing and managing material risks from cybersecurity threats rests with our Vice President, Corporate Information Security, Risk & Compliance ("VP, CIS"). Our VP, CIS has over two decades of experience in information technology and cybersecurity. The VP, CIS reports to our Chief Information Officer (“CIO”) who has significant experience leading technology teams at large public companies and our CIO reports to our Chief Technology Officer.
Our approach to managing cybersecurity risk is informed by the industry-standard National Institute for Standards and Technology Cybersecurity Framework. The VP, CIS has primary responsibility for implementing and overseeing our enterprise-wide cybersecurity strategy, policy, architecture and processes. We use various tools and methodologies to identify and manage cybersecurity risk, including risk assessments and a vulnerability management program that includes periodic penetration testing. We have a third-party cyber risk management program that conducts assessments on third parties who integrate with our data, network, systems and applications. These tools and methodologies inform our remediation activities, which are tracked and reported to senior management.
In addition, our internal audit function periodically conducts independent testing of the overall operations of our cybersecurity program and supporting control frameworks, and reports the results to the Audit & Finance Committee. We also engage third parties to assess our cybersecurity program maturity and to perform audits of portions of our cybersecurity control environment based on risk or where necessary to ensure regulatory compliance.
Our cybersecurity team meets frequently to monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents. In the event of a cybersecurity incident, we have an incident response plan that governs our immediate response including detection, escalation, assessment, management and remediation. As part of incident response, the cybersecurity team will also coordinate with external advisors and other key stakeholders as needed. The cybersecurity team routinely tests this plan across the organization to validate the procedures for appropriately escalating potentially material cybersecurity risks and incidents. Also, we provide an annual, mandatory cybersecurity training program for employees that is intended to help them understand cybersecurity risks and comply with our cybersecurity policies.
Board Oversight
Our Board of Directors has ultimate oversight of cybersecurity risk as part of its risk management oversight responsibilities, including with respect to cybersecurity risk priorities, resource allocation and oversight structures. The Board of Directors receives an update on our cybersecurity program on an annual basis, or more frequently as determined to be necessary or advisable. The Board of Directors has delegated risk management oversight responsibility for information security and data protection to the Audit & Finance Committee, which regularly reviews our cybersecurity program and related matters with management and reports to the Board of Directors. Topics discussed at the board level include our approach to cybersecurity risk management, key initiatives, the threat landscape and recent developments and trends. The Board of Directors is aware of the critical nature of managing risks associated with cybersecurity threats and is actively engaged in our cybersecurity risk management strategy.
Risks from Cybersecurity Threats
Even though, to date, cybersecurity risks have not materially affected our business or our results of operations, we face numerous and evolving cybersecurity threats. There can be no assurance that we, or the third parties with which we interact, will not face a cybersecurity incident in the future that will materially affect us. For more information about the cybersecurity risks we face, see the risk factor entitled “We rely significantly on information technology to operate our business, including our supply chain and retail operations, and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business” in Item 1A. Risk Factors.

2024 FORM 10-K 25

ITEM 2. PROPERTIES
The following is a summary of principal properties owned or leased by NIKE:
The NIKE World Headquarters, owned by NIKE and located near Beaverton, Oregon, USA, is an approximately 400-acre site consisting of over 40 buildings which, together with adjacent leased properties, functions as our global headquarters and is occupied by approximately 10,700 employees engaged in management, research, design, development, marketing, finance and other administrative functions serving nearly all of our segments. We lease a similar, but smaller, administrative facility in Hilversum, the Netherlands, which serves as the headquarters for our Europe, Middle East & Africa geography and management of certain brand functions for our non-U.S. operations. We also lease an office complex in Shanghai, China, our headquarters for our Greater China geography, occupied by employees focused on implementing our wholesale, NIKE Direct and merchandising strategies in the region, among other functions.
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
Aside from the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We lease approximately 1,040 retail stores worldwide, which primarily consist of factory stores. See "United States Market" and "International Markets" for additional information regarding our retail stores. Our leases expire at various dates through the fiscal year 2058.
ITEM 3. LEGAL PROCEEDINGS
We do not believe there are any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject. Refer to Note 16 — Commitments and Contingencies in the accompanying Notes to the Consolidated Financial Statements for additional information.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
2024 FORM 10-K 26

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NIKE's Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 10, 2024, there were 21,354 holders of record of NIKE's Class B Common Stock and 16 holders of record of NIKE's Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class B Common Stock. Refer to our Consolidated Statements of Shareholders' Equity for dividends declared on the Class A and Class B Common Stock.
In June 2022, the Board of Directors approved a four-year, $18 billion share repurchase program. As of May 31, 2024, the Company had repurchased 84.9 million shares at an average price of $106.65 per share for a total approximate cost of $9.1 billion under this program.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended May 31, 2024:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
March 1 — March 31, 2024	2,583,730	$98.42	$9,739
April 1 — April 30, 2024	3,606,667	$93.73	$9,401
May 1 — May 31, 2024	4,895,400	$93.16	$8,945
	11,085,797	$94.57

2024 FORM 10-K 27

PERFORMANCE GRAPH
The following graph demonstrates a five-year comparison of cumulative total returns for NIKE's Class B Common Stock; the Standard & Poor's 500 Stock Index; the Dow Jones U.S. Footwear Index; and the Standard & Poor's Apparel, Accessories & Luxury Goods Index. The graph assumes an investment of $100 on May 31, 2019, in each of the indices and our Class B Common Stock. Each of the indices assumes that all dividends were reinvested on the day of issuance.

**COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG NIKE, INC.; S&P 500 INDEX; THE DOW JONES U.S. FOOTWEAR INDEX; AND S&P APPAREL, ACCESSORIES & LUXURY GOODS INDEX**

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2019
2020
2021
2022
2023
2024
NIKE, Inc.
S&P 500 INDEX - TOTAL RETURN
DOW JONES US FOOTWEAR INDEX
S&P 500 APPAREL, ACCESSORIES & LUXURY GOODS INDEX

The Dow Jones U.S. Footwear Index consists of NIKE, Crocs Inc., Deckers Outdoor Corporation and Skechers U.S.A., Inc. Because NIKE is part of the Dow Jones U.S. Footwear Index, the price and returns of NIKE stock have a substantial effect on this index. The Standard & Poor's Apparel, Accessories & Luxury Goods Index consists of Ralph Lauren Corporation, Tapestry, Inc. and lululemon athletica. The Dow Jones U.S. Footwear Index and the Standard & Poor's Apparel, Accessories & Luxury Goods Index include companies in two major lines of business in which the Company competes. The indices do not encompass all of the Company's competitors, nor all product categories and lines of business in which the Company is engaged.
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
2024 FORM 10-K 28

ITEM 6. [RESERVED]

2024 FORM 10-K 29

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
NIKE designs, develops, markets and sells athletic footwear, apparel, equipment, accessories and services worldwide. We are the largest seller of athletic footwear and apparel in the world. We sell our products through NIKE Direct operations, which are comprised of both NIKE-owned retail stores and sales through our digital platforms (also referred to as "NIKE Brand Digital") and to wholesale accounts, which include a mix of independent distributors, licensees and sales representatives in nearly all countries around the world. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment and accessories businesses.
Our strategy is to achieve sustainable profitable long-term revenue growth by creating innovative, "must-have" products, building deep personal consumer connections with our brands and delivering compelling consumer experiences through digital platforms and at retail. We are focused on growing the entire marketplace by continuing to invest in our NIKE Direct operations while also increasing investment to elevate and differentiate our brand experience within our wholesale partners.
In addition, in the third quarter of fiscal 2024, we announced an enterprise-wide initiative to prioritize investment to fuel future growth including taking steps to streamline the organization. This resulted in a net reduction of our global workforce and we expect to reinvest a majority of the future annual wage savings from these actions to support this initiative.
We also continue to invest in a global Enterprise Resource Planning Platform, data and analytics, demand sensing, insight gathering and other areas to create an end-to end technology foundation to serve our consumer with speed and scale.
FISCAL 2024 FINANCIAL HIGHLIGHTS
•NIKE, Inc. Revenues for fiscal 2024 were $51.4 billion compared to $51.2 billion for fiscal 2023
•NIKE Direct revenues grew 1% from $21.3 billion in fiscal 2023 to $21.5 billion in fiscal 2024, and represented approximately 44% of total NIKE Brand revenues for fiscal 2024
•NIKE Brand wholesale revenues increased 1% on a reported basis and 2% on a currency-neutral basis
•Gross margin increased 110 basis points to 44.6%, primarily due to strategic pricing actions and lower ocean freight rates and logistics costs, partially offset by higher product input costs, lower margin in NIKE Direct and unfavorable changes in net foreign currency exchange rates
•Income before income taxes included a restructuring charge of $443 million related to the streamlining of our organization, primarily associated with employee severance costs and accelerated stock-based compensation expense. For more information, refer to Note 19 — Restructuring within the accompanying Notes to the Consolidated Financial Statements.
•Inventories as of May 31, 2024 were $7.5 billion, a decrease of 11% compared to the prior year, primarily due to a decrease in units
•We returned $6.4 billion to our shareholders in fiscal 2024 through share repurchases and dividends
•Return on Invested Capital ("ROIC") was 34.9% as of May 31, 2024, compared to 31.5% as of May 31, 2023. ROIC is considered a non-GAAP financial measure, see "Use of Non-GAAP Financial Measures" for additional information.
For discussion related to the results of operations and changes in financial condition for fiscal 2023 compared to fiscal 2022 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2023 Form 10-K, which was filed with the United States Securities and Exchange Commission on July 20, 2023.
2024 FORM 10-K 30

CURRENT ECONOMIC CONDITIONS AND OTHER FACTORS IMPACTING OUR BUSINESS
The operating environment could remain volatile in fiscal 2025 as the risk remains that these factors, among others, could have a material adverse impact on our future revenue growth as well as overall profitability.
•Consumer Spending: In fiscal 2024, consumers continued to spend more cautiously as the global economy remains uncertain and promotional activity remained high across our industry. We will continue to closely monitor macroeconomic and geopolitical conditions, including potential impacts of inflation and higher interest rates on consumer spending behavior.
•Cost Inflationary Pressures: Inflationary pressures, including higher product input costs, continued to negatively impact our gross margin with more pronounced impacts in the first nine months of fiscal 2024. These negative impacts were more than offset by the strategic pricing actions we have taken through fiscal 2024, as well as improvements in ocean freight rates and logistics costs we started to realize at the beginning of the second quarter of fiscal 2024.
•Supply Chain Conditions: During fiscal 2024 and as of May 31, 2024, our inventory levels were healthy, reflecting our proactive actions taken to manage our inventory supply.
•Foreign Currency Impacts: As a global company with significant operations outside the United States, we are exposed to risk arising from changes in foreign currency exchange rates. For additional information, refer to "Foreign Currency Exposures and Hedging Practices".
•Product Lifecycle Management: We are currently reducing the supply of certain footwear products as we scale new and innovative products across the marketplace. This had a negative impact on our revenues, specifically NIKE Brand Digital revenues in the fourth quarter of fiscal 2024.
For more information refer to Item 1A Risk Factors, within Part 1, Item 1, Business.
USE OF NON-GAAP FINANCIAL MEASURES
Throughout this Annual Report on Form 10-K, we discuss non-GAAP financial measures, which should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). References to these measures should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Management uses these non-GAAP measures when evaluating the Company's performance, including when making financial and operating decisions. Additionally, management believes these non-GAAP financial measures provide investors with additional financial information that should be considered when assessing our underlying business performance and trends.
Earnings Before Interest and Taxes ("EBIT"): Calculated as Net income before Interest expense (income), net and Income tax expense in the Consolidated Statements of Income. Total NIKE, Inc. EBIT for fiscal 2024, 2023 and 2022 are as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2024	2023	2022
Net income	$5,700	$5,070	$6,046
Add: Interest expense (income), net	(161)	(6)	205
Add: Income tax expense	1,000	1,131	605
Earnings before interest and taxes	$6,539	$6,195	$6,856
EBIT Margin: Calculated as total NIKE, Inc. EBIT divided by total NIKE, Inc. Revenues. Our EBIT Margin calculation for fiscal 2024, 2023 and 2022 are as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2024	2023	2022
Numerator
Earnings before interest and taxes	$6,539	$6,195	$6,856
Denominator
Total NIKE, Inc. Revenues	$51,362	$51,217	$46,710
EBIT Margin	12.7%	12.1%	14.7%

2024 FORM 10-K 31

Return on Invested Capital ("ROIC"): Represents a performance measure that management believes is useful information in understanding the Company's ability to effectively manage invested capital. Our ROIC calculation as of May 31, 2024 and 2023 is as follows:

	FOR THE TRAILING FOUR QUARTERS ENDED
(Dollars in millions)	MAY 31, 2024	MAY 31, 2023
Numerator
Net income	$5,700	$5,070
Add: Interest expense (income), net	(161)	(6)
Add: Income tax expense	1,000	1,131
Earnings before interest and taxes	6,539	6,195
Income tax adjustment(1)	(976)	(1,130)
Earnings before interest and after taxes	$5,563	$5,065

	AVERAGE FOR THE TRAILING FIVE QUARTERS ENDED
	MAY 31, 2024	MAY 31, 2023
Denominator
Total debt(2)	$12,110	$12,491
Add: Shareholders' equity	14,155	14,982
Less: Cash and equivalents and Short-term investments	10,309	11,394
Total invested capital	$15,956	$16,079

RETURN ON INVESTED CAPITAL	34.9%	31.5%
(1)Equals Earnings before interest and taxes multiplied by the effective tax rate as of each of the respective quarter ends.
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
Wholesale equivalent revenues: References to wholesale equivalent revenues are intended to provide context as to the total size of our NIKE Brand market footprint if we had no NIKE Direct operations. NIKE Brand wholesale equivalent revenues consist of (1) sales to external wholesale customers and (2) internal sales from our wholesale operations to our NIKE Direct operations, which are charged at prices comparable to those charged to external wholesale customers. Beginning in fiscal 2025, with the continued rollout of a new Enterprise Resource Planning Platform, the Company will replace wholesale equivalent revenues and gross margin drivers with a comparable U.S. GAAP metric.
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

2024 FORM 10-K 32

RESULTS OF OPERATIONS

(Dollars in millions, except per share data)	FISCAL 2024	FISCAL 2023	% CHANGE	FISCAL 2022	% CHANGE
Revenues	$51,362	$51,217	0%	$46,710	10%
Cost of sales	28,475	28,925	-2%	25,231	15%
Gross profit	22,887	22,292	3%	21,479	4%
Gross margin	44.6%	43.5%		46.0%
Demand creation expense	4,285	4,060	6%	3,850	5%
Operating overhead expense	12,291	12,317	0%	10,954	12%
Total selling and administrative expense	16,576	16,377	1%	14,804	11%
% of revenues	32.3%	32.0%		31.7%
Interest expense (income), net	(161)	(6)	—	205	—
Other (income) expense, net	(228)	(280)	—	(181)	—
Income before income taxes	6,700	6,201	8%	6,651	-7%
Income tax expense	1,000	1,131	-12%	605	87%
Effective tax rate	14.9%	18.2%		9.1%
NET INCOME	$5,700	$5,070	12%	$6,046	-16%
Diluted earnings per common share	$3.73	$3.23	15%	$3.75	-14%

2024 FORM 10-K 33

CONSOLIDATED OPERATING RESULTS
REVENUES

(Dollars in millions)	FISCAL 2024	FISCAL 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FISCAL 2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$33,427	$33,135	1%	1%	$29,143	14%	20%
Apparel	13,775	13,843	0%	0%	13,567	2%	8%
Equipment	2,075	1,727	20%	20%	1,624	6%	13%
Global Brand Divisions(2)	45	58	-22%	-25%	102	-43%	-43%
Total NIKE Brand Revenues	$49,322	$48,763	1%	1%	$44,436	10%	16%
Converse	2,082	2,427	-14%	-15%	2,346	3%	8%
Corporate(3)	(42)	27	—	—	(72)	—	—
TOTAL NIKE, INC. REVENUES	$51,362	$51,217	0%	1%	$46,710	10%	16%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$27,758	$27,397	1%	2%	$25,608	7%	14%
Sales through NIKE Direct	21,519	21,308	1%	1%	18,726	14%	20%
Global Brand Divisions(2)	45	58	-22%	-25%	102	-43%	-43%
TOTAL NIKE BRAND REVENUES	$49,322	$48,763	1%	1%	$44,436	10%	16%
NIKE Brand Revenues on a Wholesale Equivalent Basis(1):
Sales to Wholesale Customers	$27,758	$27,397	1%	2%	$25,608	7%	14%
Sales from our Wholesale Operations to NIKE Direct Operations	13,009	12,730	2%	2%	10,543	21%	27%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$40,767	$40,127	2%	2%	$36,151	11%	18%
NIKE Brand Wholesale Equivalent Revenues by:(1)
Men's	$20,868	$20,733	1%	1%	$18,797	10%	17%
Women's	8,586	8,606	0%	1%	8,273	4%	11%
Kids'	5,111	5,038	1%	1%	4,874	3%	10%
Jordan Brand	6,988	6,589	6%	7%	5,122	29%	35%
Others(4)	(786)	(839)	6%	6%	(915)	8%	-3%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$40,767	$40,127	2%	2%	$36,151	11%	18%
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
(4)Others include products not allocated to Men's, Women's, Kids' and Jordan Brand, as well as certain adjustments that are not allocated to products designated by consumer.
2024 FORM 10-K 34

FISCAL 2024 NIKE BRAND REVENUE HIGHLIGHTS
The following tables present NIKE Brand revenues disaggregated by reportable operating segment, distribution channel and major product line:

FISCAL 2024 COMPARED TO FISCAL 2023
•NIKE, Inc. Revenues for fiscal 2024 were $51.4 billion compared to $51.2 billion for fiscal 2023. On a currency-neutral basis, NIKE, Inc. Revenues increased 1%, as higher revenues in Greater China and Asia Pacific & Latin America ("APLA"), which each increased NIKE, Inc. Revenues by 1 percentage point, were partially offset by lower revenues in Converse, which reduced NIKE, Inc. Revenues by approximately 1 percentage point.
•NIKE Brand revenues, which represented over 90% of NIKE, Inc. Revenues, increased 1% on both a reported and currency-neutral basis. The increase, on a currency-neutral basis, was primarily due to higher revenues in the Jordan Brand and Men's.
•NIKE Brand footwear revenues increased 1% on a currency-neutral basis, primarily due to higher revenues in the Jordan Brand, Men's and Women's. Unit sales of footwear decreased 2%, while higher average selling price ("ASP") per pair contributed approximately 3 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, net of discounts, on a wholesale equivalent basis, and a higher mix of NIKE Direct sales, partially offset by lower NIKE Direct ASP.
•NIKE Brand apparel revenues were flat on a currency-neutral basis, primarily due to lower revenues in Men's and Women's, offset by higher revenues in Kids'. Unit sales of apparel decreased 9%, while higher ASP per unit contributed approximately 9 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price, off-price and NIKE Direct ASPs.
•NIKE Brand wholesale revenues increased 1% on a reported basis and 2% on a currency-neutral basis, compared to fiscal 2023. Higher revenues in Greater China and APLA were partially offset by lower revenues in North America.
•NIKE Direct revenues increased 1% to $21.5 billion in fiscal 2024 compared to $21.3 billion in fiscal 2023. On a currency-neutral basis, NIKE Direct revenues increased 1%, primarily driven by comparable store sales growth of 3% and the addition of new stores, partially offset by declines in NIKE Brand Digital sales of 3%, reflecting reduced digital traffic. For additional information regarding comparable store sales, including the definition, see "Comparable Store Sales". NIKE Brand Digital sales were $12.1 billion for fiscal 2024 compared to $12.4 billion for fiscal 2023. Within NIKE Direct revenues, there were certain reclassifications made between NIKE-owned retail stores and NIKE Brand Digital in the prior period to conform to current period presentation. The reclassifications did not have a material impact on our Consolidated Financial Statements.

2024 FORM 10-K 35

GROSS MARGIN
FISCAL 2024 COMPARED TO FISCAL 2023
For fiscal 2024, our consolidated gross profit increased 3% to $22,887 million compared to $22,292 million for fiscal 2023. Gross margin increased 110 basis points to 44.6% for fiscal 2024 compared to 43.5% for fiscal 2023 due to the following:

The increase in gross margin for fiscal 2024 was primarily due to:
•Higher NIKE Brand full-price ASP, net of discounts, on a wholesale equivalent basis (increasing gross margin approximately 200 basis points), primarily due to strategic pricing actions;
•Lower NIKE Brand product costs, on a wholesale equivalent basis (increasing gross margin approximately 10 basis points), primarily due to lower ocean freight rates and logistics costs largely offset by higher product input costs; and
•Lower other costs (increasing gross margin approximately 10 basis points).
This was partially offset by:
•Unfavorable changes in net foreign currency exchange rates, including hedges (decreasing gross margin approximately 40 basis points);
•Lower margin in our NIKE Direct business (decreasing gross margin approximately 40 basis points);
•Lower off-price margin, on a wholesale equivalent basis (decreasing gross margin approximately 20 basis points); and
•Restructuring charges (decreasing gross margin approximately 10 basis points).
TOTAL SELLING AND ADMINISTRATIVE EXPENSE

(Dollars in millions)	FISCAL 2024	FISCAL 2023	% CHANGE		FISCAL 2022	% CHANGE
Demand creation expense(1)	$4,285	$4,060	6%		$3,850	5%
Operating overhead expense	12,291	12,317	0%		10,954	12%
Total selling and administrative expense	$16,576	$16,377	1%		$14,804	11%
% of revenues	32.3%	32.0%	30	bps	31.7%	30	bps
(1)Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, complimentary product, television, digital and print advertising and media costs, brand events and retail brand presentation.
FISCAL 2024 COMPARED TO FISCAL 2023
Demand creation expense increased 6% for fiscal 2024, primarily due to higher advertising and marketing expense, digital marketing and sports marketing expense. Changes in foreign currency exchange rates did not have a material impact on Demand creation expense.
Operating overhead expense was flat, as lower wage-related expenses and lower technology spend were offset by restructuring charges. Changes in foreign currency exchange rates did not have a material impact on Operating overhead expense.
For more information related to our organizational realignment and related costs, refer to Note 19 — Restructuring within the accompanying Notes to the Consolidated Financial Statements.
2024 FORM 10-K 36

OTHER (INCOME) EXPENSE, NET

(Dollars in millions)	FISCAL 2024	FISCAL 2023	FISCAL 2022
Other (income) expense, net	$(228)	$(280)	$(181)
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
FISCAL 2024 COMPARED TO FISCAL 2023
Other (income) expense, net decreased from $280 million of other income, net in fiscal 2023 to $228 million in the current fiscal year, primarily due to a net unfavorable change in foreign currency conversion gains and losses, including hedges, as well as net favorable settlements of legal matters in the prior year. These items were partially offset by the loss recognized in the prior year upon completion of the sale of our entities in Argentina and Uruguay to a third-party distributor.
For more information related to the sale of our entities in Argentina and Uruguay to a third-party distributor, see Note 18 — Divestitures within the accompanying Notes to the Consolidated Financial Statements.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses, and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had an unfavorable impact on our Income before income taxes of $68 million for fiscal 2024.
INCOME TAXES

	FISCAL 2024	FISCAL 2023	% CHANGE	FISCAL 2022	% CHANGE
Effective tax rate	14.9%	18.2%	(330) bps	9.1%	910 bps
FISCAL 2024 COMPARED TO FISCAL 2023
Our effective tax rate was 14.9% for fiscal 2024, compared to 18.2% for fiscal 2023, primarily due to changes in earnings mix and one-time items including the benefit provided by the delay of the effective date of certain U.S. foreign tax credit regulations in the first quarter of fiscal 2024.
The OECD and the Inclusive Framework has put forth Pillar Two proposals that ensure a minimal level of taxation. Several countries in which we operate, including several European Union member states, have adopted domestic legislation to implement the Inclusive Framework's global corporate minimum tax rate of fifteen percent which will be effective for NIKE beginning June 1, 2024. Other countries are also actively considering changes to their tax laws to adopt certain parts of the Inclusive Framework's proposals. Based on our current analysis of Pillar Two provisions, we do not expect these tax law changes to have a material impact on our Consolidated Financial Statements; however, we will continue to evaluate their impact as additional information becomes available.

2024 FORM 10-K 37

OPERATING SEGMENTS
As discussed in Note 15 — Operating Segments and Related Information in the accompanying Notes to the Consolidated Financial Statements, our operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
The breakdown of Revenues is as follows:

(Dollars in millions)	FISCAL 2024	FISCAL 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FISCAL 2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$21,396	$21,608	-1%	-1%	$18,353	18%	18%
Europe, Middle East & Africa	13,607	13,418	1%	0%	12,479	8%	21%
Greater China	7,545	7,248	4%	8%	7,547	-4%	4%
Asia Pacific & Latin America(2)	6,729	6,431	5%	5%	5,955	8%	17%
Global Brand Divisions(3)	45	58	-22%	-25%	102	-43%	-43%
TOTAL NIKE BRAND	$49,322	$48,763	1%	1%	$44,436	10%	16%
Converse	2,082	2,427	-14%	-15%	2,346	3%	8%
Corporate(4)	(42)	27	—	—	(72)	—	—
TOTAL NIKE, INC. REVENUES	$51,362	$51,217	0%	1%	$46,710	10%	16%
(1)    The percent change excluding currency changes represents a non-GAAP financial measure. For additional information, see "Use of Non-GAAP Financial Measures".
(2)    For additional information on the transition of our NIKE Brand businesses within our Central and South America ("CASA") territory to a third-party distributor, see Note 18 — Divestitures of the Notes to Consolidated Financial Statements.
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
The breakdown of EBIT is as follows:

(Dollars in millions)	FISCAL 2024	FISCAL 2023	% CHANGE	FISCAL 2022	% CHANGE
North America	$5,822	$5,454	7%	$5,114	7%
Europe, Middle East & Africa	3,388	3,531	-4%	3,293	7%
Greater China	2,309	2,283	1%	2,365	-3%
Asia Pacific & Latin America	1,885	1,932	-2%	1,896	2%
Global Brand Divisions	(4,720)	(4,841)	2%	(4,262)	-14%
TOTAL NIKE BRAND(1)	$8,684	$8,359	4%	$8,406	-1%
Converse	474	676	-30%	669	1%
Corporate	(2,619)	(2,840)	8%	(2,219)	-28%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	$6,539	$6,195	6%	$6,856	-10%
EBIT margin(1)	12.7%	12.1%		14.7%
Interest expense (income), net	(161)	(6)	—	205	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$6,700	$6,201	8%	$6,651	-7%
(1)    Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT Margin represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for additional information.
2024 FORM 10-K 38

NORTH AMERICA

(Dollars in millions)	FISCAL 2024	FISCAL 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$14,537	$14,897	-2%	-2%	$12,228	22%	22%
Apparel	5,953	5,947	0%	0%	5,492	8%	9%
Equipment	906	764	19%	19%	633	21%	21%
TOTAL REVENUES	$21,396	$21,608	-1%	-1%	$18,353	18%	18%
Revenues by:
Sales to Wholesale Customers	$11,004	$11,273	-2%	-2%	$9,621	17%	18%
Sales through NIKE Direct	10,392	10,335	1%	1%	8,732	18%	18%
TOTAL REVENUES	$21,396	$21,608	-1%	-1%	$18,353	18%	18%
EARNINGS BEFORE INTEREST AND TAXES	$5,822	$5,454	7%		$5,114	7%
FISCAL 2024 COMPARED TO FISCAL 2023
•North America revenues decreased 1% on a currency-neutral basis, primarily due to lower revenues in Men's and Women's, partially offset by higher revenues in the Jordan Brand. Wholesale revenues decreased 2%, primarily reflecting liquidation of excess inventory in the prior year. NIKE Direct revenues increased 1%, primarily driven by the addition of new stores, partially offset by a decline in digital sales of 1%. Comparable store sales for fiscal 2024 were flat.
•Footwear revenues decreased 2% on a currency-neutral basis due to lower revenues in Men's, Kids' and Women's, partially offset by higher revenues in the Jordan Brand. Unit sales of footwear decreased 7%, while higher ASP per pair contributed approximately 5 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP and a higher mix of NIKE Direct sales, partially offset by lower NIKE Direct ASP.
•Apparel revenues were flat on a currency-neutral basis due to lower revenues in Men's, Women's and the Jordan Brand, offset by higher revenues in Kids'. Unit sales of apparel decreased 6%, while higher ASP per unit contributed approximately 6 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price ASP.
Reported EBIT increased 7% reflecting lower revenues and the following:
•Gross margin expansion of 220 basis points primarily due to higher full-price ASP, net of discounts, largely due to strategic pricing actions and lower discounts, as well as lower product costs. Lower product costs were primarily due to lower ocean freight rates and logistics costs, partially offset by higher product input costs.
•Selling and administrative expense increase of 1% due to higher demand creation expense, partially offset by lower operating overhead expense. The increase in demand creation expense was primarily due to higher digital marketing and sports marketing expense. Operating overhead expense decreased primarily due to lower wage-related expenses, partially offset by higher other administrative costs.

2024 FORM 10-K 39

EUROPE, MIDDLE EAST & AFRICA

(Dollars in millions)	FISCAL 2024	FISCAL 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$8,473	$8,260	3%	1%	$7,388	12%	25%
Apparel	4,380	4,566	-4%	-6%	4,527	1%	14%
Equipment	754	592	27%	24%	564	5%	18%
TOTAL REVENUES	$13,607	$13,418	1%	0%	$12,479	8%	21%
Revenues by:
Sales to Wholesale Customers	$8,562	$8,522	0%	0%	$8,377	2%	15%
Sales through NIKE Direct	5,045	4,896	3%	0%	4,102	19%	33%
TOTAL REVENUES	$13,607	$13,418	1%	0%	$12,479	8%	21%
EARNINGS BEFORE INTEREST AND TAXES	$3,388	$3,531	-4%		$3,293	7%
FISCAL 2024 COMPARED TO FISCAL 2023
•EMEA revenues were flat on a currency-neutral basis, primarily due to lower revenues in Women's and Kids', offset by higher revenues in Men's. Wholesale revenues were flat. NIKE Direct revenues were flat as a decline in digital sales of 5% was offset by comparable store sales growth of 7% and the addition of new stores.
•Footwear revenues increased 1% on a currency-neutral basis, primarily due to higher revenues in Men's, partially offset by lower revenues in Kids'. Unit sales of footwear decreased 4%, while higher ASP per pair contributed approximately 5 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP and a higher mix of NIKE Direct sales, partially offset by lower NIKE Direct ASP.
•Apparel revenues decreased 6% on a currency-neutral basis, primarily due to lower revenues in Men's and Women's. Unit sales of apparel decreased 17%, while higher ASP per unit contributed approximately 11 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher full-price and NIKE Direct ASPs.
Reported EBIT decreased 4% reflecting higher revenues and the following:
•Gross margin contraction of 110 basis points largely due to unfavorable changes in standard foreign currency exchange rates, partially offset by higher full-price ASP, net of discounts, primarily due to strategic pricing actions, as well as lower other costs and lower product costs, reflecting lower ocean freight rates and logistics costs.
•Selling and administrative expense increase of 3% due to higher demand creation and operating overhead expense. Demand creation expense increased primarily due to higher advertising and marketing expense, unfavorable changes in foreign exchange rates and higher sports marketing expense. Operating overhead expense increased primarily due to unfavorable changes in foreign currency exchange rates.
2024 FORM 10-K 40

GREATER CHINA

(Dollars in millions)	FISCAL 2024	FISCAL 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$5,552	$5,435	2%	6%	$5,416	0%	8%
Apparel	1,828	1,666	10%	14%	1,938	-14%	-7%
Equipment	165	147	12%	17%	193	-24%	-18%
TOTAL REVENUES	$7,545	$7,248	4%	8%	$7,547	-4%	4%
Revenues by:
Sales to Wholesale Customers	$4,262	$3,866	10%	15%	$4,081	-5%	2%
Sales through NIKE Direct	3,283	3,382	-3%	1%	3,466	-2%	5%
TOTAL REVENUES	$7,545	$7,248	4%	8%	$7,547	-4%	4%
EARNINGS BEFORE INTEREST AND TAXES	$2,309	$2,283	1%		$2,365	-3%
FISCAL 2024 COMPARED TO FISCAL 2023
•Greater China revenues increased 8% on a currency-neutral basis due to higher revenues in Men's, Women's, the Jordan Brand and Kids'. Wholesale revenues increased 15%. NIKE Direct revenues increased 1%, driven by comparable store sales growth of 1% and the addition of new stores, partially offset by a decline in digital sales of 8%.
•Footwear revenues increased 6% on a currency-neutral basis due to higher revenues in Men's, Women's, the Jordan Brand and Kids'. Unit sales of footwear increased 8%, while lower ASP per pair reduced footwear revenues by approximately 2 percentage points. Lower ASP per pair was primarily due to lower NIKE Direct ASP, partially offset by higher full-price ASP.
•Apparel revenues increased 14% on a currency-neutral basis, primarily due to higher revenues in Men's and Women's. Unit sales of apparel increased 7%, while higher ASP per unit contributed approximately 7 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to higher NIKE Direct, full-price and off-price ASPs as well as a higher mix of full-price sales.
Reported EBIT increased 1% reflecting higher revenues and the following:
•Gross margin contraction of approximately 80 basis points, primarily due to unfavorable changes in standard foreign currency exchange rates, partially offset by higher full-price ASP, net of discounts, and lower other costs. The higher full-price ASP, net of discounts, was largely due to strategic pricing actions, partially offset by product mix.
•Selling and administrative expense increase of 2% due to higher demand creation and operating overhead expense. Demand creation expense increased primarily due to higher advertising and marketing expense and retail brand presentation expense, partially offset by favorable changes in foreign currency exchange rates. Operating overhead expense increased primarily due to higher other administrative costs, partially offset by favorable changes in foreign currency exchange rates.

2024 FORM 10-K 41

ASIA PACIFIC & LATIN AMERICA

(Dollars in millions)	FISCAL 2024	FISCAL 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$4,865	$4,543	7%	7%	$4,111	11%	19%
Apparel	1,614	1,664	-3%	-2%	1,610	3%	13%
Equipment	250	224	12%	12%	234	-4%	4%
TOTAL REVENUES	$6,729	$6,431	5%	5%	$5,955	8%	17%
Revenues by:
Sales to Wholesale Customers	$3,930	$3,736	5%	6%	$3,529	6%	14%
Sales through NIKE Direct	2,799	2,695	4%	4%	2,426	11%	22%
TOTAL REVENUES	$6,729	$6,431	5%	5%	$5,955	8%	17%
EARNINGS BEFORE INTEREST AND TAXES	$1,885	$1,932	-2%		$1,896	2%
We completed the sale of our entity in Chile and our entities in Argentina and Uruguay to third-party distributors in the first and second quarters of fiscal 2023, respectively. The impacts of closing these transactions are included within Corporate and are not reflected in the APLA operating segment results. This completed the transition of our NIKE Brand businesses within our CASA marketplace, which now reflects a full distributor operating model. For more information see Note 18 — Divestitures within the accompanying Notes to the Consolidated Financial Statements.
FISCAL 2024 COMPARED TO FISCAL 2023
•APLA revenues increased 5% on a currency-neutral basis primarily due to higher revenues in Southeast Asia & India, Mexico and Japan. Within our CASA territory, the transition of our Chile, Argentina and Uruguay entities to a third-party distributor operating model did not have a material impact on APLA revenues. Revenues increased due to overall growth in Men's, Women's, the Jordan Brand and Kids'. Wholesale revenues increased 6%. NIKE Direct revenues increased 4%, driven by comparable store sales growth of 10% and the addition of new stores, partially offset by a decline in digital sales of 2%.
•Footwear revenues increased 7% on a currency-neutral basis due to higher revenues in Men's, Women's, the Jordan Brand and Kids'. Unit sales of footwear increased 6%, while higher ASP per pair contributed approximately 1 percentage point of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP, off-price ASP and a higher mix of NIKE Direct sales, partially offset by lower NIKE Direct ASP.
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
Reported EBIT decreased 2% reflecting higher revenues and the following:
•Gross margin contraction of approximately 220 basis points primarily due to unfavorable changes in standard foreign currency exchange rates, lower margin in NIKE Direct and higher product costs, reflecting higher product input costs and product mix. This was partially offset by higher full-price ASP, net of discounts, primarily due to product mix and strategic pricing actions.
•Selling and administrative expense increase of 4% due to higher demand creation and operating overhead expense. Demand creation expense increased primarily due to higher digital marketing and sports marketing expense. Operating overhead expense increased primarily due to higher other administrative costs.
2024 FORM 10-K 42

GLOBAL BRAND DIVISIONS

(Dollars in millions)	FISCAL 2024	FISCAL 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$45	$58	-22%	-25%	$102	-43%	-43%
Earnings (Loss) Before Interest and Taxes	$(4,720)	$(4,841)	2%		$(4,262)	-14%
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
FISCAL 2024 COMPARED TO FISCAL 2023
Global Brand Divisions' loss before interest and taxes decreased 2% primarily due to lower operating overhead expense, partially offset by higher demand creation expense. Lower operating overhead expense was primarily due to lower wage-related expenses, technology spend and other administrative costs. The increase in demand creation expense was primarily due to higher advertising and marketing expense as well as digital marketing.
CONVERSE

(Dollars in millions)	FISCAL 2024	FISCAL 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2022	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,800	$2,155	-16%	-17%	$2,094	3%	8%
Apparel	93	90	3%	4%	103	-13%	-7%
Equipment	37	28	32%	34%	26	8%	16%
Other(1)	152	154	-1%	-2%	123	25%	25%
TOTAL REVENUES	$2,082	$2,427	-14%	-15%	$2,346	3%	8%
Revenues by:
Sales to Wholesale Customers	$1,098	$1,299	-15%	-16%	$1,292	1%	7%
Sales through Direct to Consumer	832	974	-15%	-14%	931	5%	8%
Other(1)	152	154	-1%	-2%	123	25%	25%
TOTAL REVENUES	$2,082	$2,427	-14%	-15%	$2,346	3%	8%
EARNINGS BEFORE INTEREST AND TAXES	$474	$676	-30%		$669	1%
(1)    Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.
FISCAL 2024 COMPARED TO FISCAL 2023
•Converse revenues decreased 15% on a currency-neutral basis primarily due to declines in North America and Western Europe. Combined unit sales within the wholesale and direct to consumer channels decreased 12%, driven primarily by a decrease in wholesale, while ASP decreased 3%, primarily driven by increased promotional activity in direct to consumer.
•Wholesale revenues decreased 16% on a currency-neutral basis, driven by declines in all geographies.
•Direct to consumer revenues decreased 14% on a currency-neutral basis as declines in North America and Western Europe, driven by reduced traffic, were partially offset by growth in Asia.
Reported EBIT decreased 30% reflecting lower revenues and the following:
•Gross margin contraction of approximately 130 basis points due to unfavorable changes in standard foreign currency exchange rates, lower full-price ASP, net of discounts, higher other costs and lower margin in direct to consumer, partially offset by lower ocean freight rates.
•Selling and administrative expense decrease of 2% due to lower operating overhead expense, primarily as a result of lower wage-related expenses.

2024 FORM 10-K 43

CORPORATE

(Dollars in millions)	FISCAL 2024	FISCAL 2023	% CHANGE	FISCAL 2022	% CHANGE
Revenues	$(42)	$27	—	$(72)	—
Earnings (Loss) Before Interest and Taxes	$(2,619)	$(2,840)	8%	$(2,219)	-28%
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
FISCAL 2024 COMPARED TO FISCAL 2023
Corporate's loss before interest and taxes decreased $221 million during fiscal 2024, primarily due to the following:
•a favorable change in net foreign currency gains and losses of $588 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated Gross profit;
•a favorable change of $80 million primarily related to lower wage-related expenses, partially offset by higher professional services, reported as a component of consolidated Operating overhead expense;
•a favorable change of $27 million primarily related to the loss recognized in the prior year upon completion of the sale of our entities in Argentina and Uruguay to a third-party distributor, partially offset by the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as net favorable settlements of legal matters in the prior year, reported as a component of consolidated Other (income) expense, net; and
•an unfavorable change of $443 million related to restructuring charges, $379 million reported as a component of consolidated Operating overhead expense and $64 million reported as a component of consolidated Cost of sales.
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
2024 FORM 10-K 44

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
b.Other NIKE entities purchase product directly from third-party factories predominantly in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.
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

2024 FORM 10-K 45

TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. In the translation of our Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $141 million for the year ended May 31, 2024. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $48 million for the year ended May 31, 2024.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $68 million on our Income before income taxes for the year ended May 31, 2024.
NET INVESTMENTS IN FOREIGN SUBSIDIARIES
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for as net investment hedges in accordance with U.S. GAAP. There were no outstanding net investment hedges as of May 31, 2024 and 2023. There were no cash flows from net investment hedge settlements for the years ended May 31, 2024, 2023 and 2022.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $7,429 million for fiscal 2024, compared to $5,841 million for fiscal 2023. Net income, adjusted for non-cash items, generated $6,713 million of operating cash inflow for fiscal 2024, compared to $6,354 million for fiscal 2023. The net change in working capital and other assets and liabilities resulted in an increase to Cash provided (used) by operations of $716 million for fiscal 2024 compared to a decrease of $513 million for fiscal 2023. For fiscal 2024, the favorable net change in working capital compared to the prior year was primarily impacted by favorable changes to Inventories due to reduced inventory purchases and improved lead times, partially offset by unfavorable changes to Accounts receivable due to the timing of wholesale shipments.
Cash provided (used) by investing activities was an inflow of $894 million for fiscal 2024, compared to an inflow of $564 million for fiscal 2023, primarily driven by the net change in short-term investments (including sales, maturities and purchases). For fiscal 2024, the net change in short-term investments resulted in a cash inflow of $1,721 million compared to a cash inflow of $1,481 million for fiscal 2023.
Cash provided (used) by financing activities was an outflow of $5,888 million for fiscal 2024 compared to an outflow of $7,447 million for fiscal 2023. The decreased outflow in fiscal 2024 was driven by lower share repurchases of $4,250 million for fiscal 2024 compared to $5,480 million for fiscal 2023, partially offset by higher dividend payments of $2,169 million for fiscal 2024 compared to $2,012 million for fiscal 2023.
2024 FORM 10-K 46

In fiscal 2024, we purchased a total of 41.4 million shares of NIKE's Class B Common Stock for $4.3 billion (an average price of $102.72 per share) under the four-year, $18 billion share repurchase plan authorized by the Board of Directors in June 2022. As of May 31, 2024, we had repurchased 84.9 million shares at a cost of approximately $9.1 billion (an average price of $106.65 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flows. The timing and the amount of share repurchases will be dictated by our capital needs and stock market conditions.
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
On March 8, 2024, we entered into a 364-day committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings, with the option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 7, 2025, with an option to extend the maturity date an additional 364 days. This facility replaces the prior $1 billion 364-day credit facility agreement entered into on March 10, 2023, which matured on March 8, 2024. Refer to Note 5 — Short-Term Borrowings and Credit Lines for additional information.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. As it relates to our committed credit facilities entered into on March 11, 2022 and March 8, 2024, if our long-term debt ratings were to decline, the facility fees and interest rates would increase. Conversely, if our long-term debt ratings were to improve, the facility fees and interest rates would decrease. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facilities. Under these facilities, we have agreed to various covenants. These covenants include limits on the disposal of assets and the amount of debt secured by liens we may incur. In the event we were to have any borrowings outstanding under these facilities, failed to meet any covenant and were unable to obtain a waiver from a majority of the banks in the applicable syndicate, any borrowings would become immediately due and payable. As of May 31, 2024, we were in full compliance with each of these covenants, and we believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $3 billion commercial paper program. As of and for the fiscal years ended May 31, 2024 and 2023, we did not have any borrowings outstanding under our $3 billion program. We may issue commercial paper or other debt securities depending on general corporate needs.
To date, we have not experienced difficulty accessing the capital or credit markets; however, future volatility may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of May 31, 2024, we had Cash and equivalents and Short-term investments totaling $11.6 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of May 31, 2024, the weighted-average days to maturity of our cash equivalents and short-term investments portfolio was 65 days.
We believe that existing Cash and equivalents, Short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.
Our material cash requirements as of May 31, 2024, were as follows:
•Debt Obligations — Refer to Note 5 — Short-Term Borrowings and Credit Lines and Note 6 — Long-Term Debt in the accompanying Notes to the Consolidated Financial Statements for additional information.
•Operating Leases — Refer to Note 17 — Leases in the accompanying Notes to the Consolidated Financial Statements for additional information.

2024 FORM 10-K 47

•Endorsement Contracts — As of May 31, 2024, we had endorsement contract obligations of $10.6 billion, with $1.7 billion payable within 12 months, representing approximate amounts of base compensation and minimum guaranteed royalty fees we are obligated to pay athlete, public figure, sport team and league endorsers of our products. Actual payments under some contracts may be higher than these amounts as these contracts provide for bonuses to be paid to the endorsers based upon athletic achievements and/or royalties on product sales in future periods. Actual payments under some contracts may also be lower as these contracts include provisions for reduced payments if athletic performance declines in future periods. In addition to the cash payments, we are obligated to furnish our endorsers with NIKE product for their use. It is not possible to determine how much we will spend on this product on an annual basis as the amount of product provided to the endorsers will depend on many factors and the contracts generally do not stipulate a minimum amount of cash to be spent on the product.
•Product Purchase Obligations — As of May 31, 2024, we had product purchase obligations of $5.7 billion, all of which are payable within the next 12 months. Product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and specify all significant terms. We generally order product at least four to five months in advance of sale based primarily on advanced orders received from external wholesale customers and internal orders from our direct to consumer operations. In some cases, prices are subject to change throughout the production process.
•Other Purchase Obligations — As of May 31, 2024, we had $3.5 billion of other purchase obligations, with $1.9 billion payable within the next 12 months. Other purchase obligations primarily include technology investments, construction, service and marketing commitments, including marketing commitments associated with endorsement contracts, made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, and may include open purchase orders for non-product purchases.
In addition to the above, we have long-term obligations for uncertain tax positions and various post-retirement benefits for which we are not able to reasonably estimate when cash payments will occur. Refer to Note 7 — Income Taxes and Note 11 — Benefit Plans in the accompanying Notes to the Consolidated Financial Statements for additional information related to uncertain tax positions and post-retirement benefits, respectively.
As a part of the transition tax related to the Tax Cuts and Jobs Act, as of May 31, 2024, we had $483 million in estimated future cash payments, with $215 million payable within the next 12 months. These amounts represent the transition tax on deemed repatriation of undistributed earnings of foreign subsidiaries, which are reflected net of foreign tax credits we utilized.
Refer to Note 16 — Commitments and Contingencies in the accompanying Notes to the Consolidated Financial Statements for additional information related to our off-balance sheet arrangements, bank guarantees and letters of credit.
OFF-BALANCE SHEET ARRANGEMENTS
As of May 31, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current and future financial condition, results of operations, liquidity, capital expenditures or capital resources. In connection with various contracts and agreements, we routinely provide indemnification relating to the enforceability of intellectual property rights, coverage for legal issues that arise and other items where we are acting as the guarantor. Currently, we have several such agreements in place. Based on our historical experience and the estimated probability of future loss, we have determined that the fair value of such indemnification is not material to our financial position or results of operations.
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
2024 FORM 10-K 48

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
INVENTORY RESERVES
We make ongoing estimates relating to the net realizable value of inventories based upon our assumptions about future demand and market conditions. If we estimate the net realizable value of our inventory is less than the cost of the inventory, we record a reserve equal to the difference between the cost of the inventory and the estimated net realizable value. This reserve is recorded as a charge to Cost of sales. If changes in market conditions result in reductions to the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination.
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

2024 FORM 10-K 49

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
2024 FORM 10-K 50

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
The timing for hedging exposures, as well as the type and duration of the hedge instruments employed, are guided by our hedging policies and determined based upon the nature of the exposure and prevailing market conditions. Typically, the Company may enter into hedge contracts starting 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The majority of derivatives outstanding as of May 31, 2024, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Chinese Yuan/U.S. Dollar, and Japanese Yen/U.S. Dollar currency pairs. Refer to Note 12 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional information.
Our earnings are also exposed to movements in short- and long-term market interest rates. Our objective in managing this interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives, we maintain a mix of commercial paper, bank loans, and fixed-rate debt of varying maturities and have entered into receive-fixed, pay-variable interest rate swaps for a portion of our fixed-rate debt.
MARKET RISK MEASUREMENT
We monitor foreign exchange risk, interest rate risk and related derivatives using a variety of techniques including a review of market value, sensitivity analysis and Value-at-Risk ("VaR"). Our market-sensitive derivative and other financial instruments are foreign currency forward contracts, foreign currency option contracts, interest rate swaps, intercompany loans denominated in non-functional currencies and fixed interest rate U.S. Dollar denominated debt.
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
The estimated maximum one-day loss in fair value on our foreign currency sensitive derivative financial instruments, derived using the VaR model, was $57 million and $111 million as of May 31, 2024 and 2023, respectively. The VaR decreased year-over-year as a result of a decrease in foreign currency volatilities as of May 31, 2024. Such a hypothetical loss in the fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $180 million and $289 million during fiscal 2024 and fiscal 2023, respectively.
The instruments not included in the VaR are intercompany loans denominated in non-functional currencies, fixed interest rate U.S. Dollar denominated debt, and interest rate swaps. Intercompany loans and related interest amounts are eliminated in

2024 FORM 10-K 51

consolidation. Furthermore, our non-functional currency intercompany loans are substantially hedged against foreign exchange risk through the use of forward contracts, which are included in the VaR calculation above. Therefore, we consider the interest rate and foreign currency market risks associated with our non-functional currency intercompany loans to be immaterial to our consolidated financial position, results of operations and cash flows.
Details of third-party debt and interest rate swaps are provided in the table below. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The weighted average variable interest rates for the fixed rate swapped to variable rate swaps reflect the effective interest rates at May 31, 2024.

	EXPECTED MATURITY DATE YEAR ENDING MAY 31,
(Dollars in millions)	2025	2026	2027	2028	2029	THEREAFTER	TOTAL	FAIR VALUE
Interest Rate Risk
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$1,000	$—	$2,000	$—	$—	$6,000	$9,000	$7,631
Average interest rate	2.4%	0.0%	2.6%	0.0%	0.0%	3.3%	3.1%
Interest Rate Swaps — Fixed rate swapped to variable rate
Notional amount	$—	$—	$—	$—	$—	$1,800	$1,800	$(31)
Average fixed interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	3.5%	3.5%
Average variable interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	3.7%	3.7%

2024 FORM 10-K 52

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

2024 FORM 10-K 53

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2024.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the Consolidated Financial Statements and (2) the effectiveness of our internal control over financial reporting as of May 31, 2024, as stated in their report herein.

John J. Donahoe II	Matthew Friend
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

2024 FORM 10-K 54

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NIKE, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NIKE, Inc. and its subsidiaries (the "Company") as of May 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended May 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

2024 FORM 10-K 55

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
Accounting for Income Taxes
As described in Notes 1 and 7 to the consolidated financial statements, the Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. As disclosed by management, the determination of the provision for income taxes by management requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Furthermore, as part of determining its provision for income taxes, management evaluates the probability a tax position will be effectively sustained and the appropriateness of the amount recognized for uncertain tax positions based on factors including changes in facts or circumstances, changes in tax law, settled audit issues and new audit activity. The Company recognizes a tax benefit from uncertain tax positions in the financial statements only when it is more likely than not the position will be sustained upon examination by relevant tax authorities. The majority of the total gross unrecognized tax benefits are long-term in nature and included within deferred income taxes and other liabilities on the consolidated balance sheets. The Company recorded income tax expense of $1,000 million for the year ended May 31, 2024. As of May 31, 2024, total gross unrecognized tax benefits, excluding related interest and penalties, were $990 million, of which $699 million would affect the Company's effective tax rate if recognized in future periods.
The principal considerations for our determination that performing procedures relating to the accounting for income taxes is a critical audit matter are (i) the significant judgment by management when determining the provision for income taxes and interpreting and applying complex tax laws as it relates to determining the provision for income taxes and uncertain tax positions; (ii) a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence related to management’s interpretation and application of complex tax laws as it relates to the determination of the provision for income taxes and the assessment of whether tax positions are more likely than not to be sustained; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes. These procedures also included, among others (i) testing the provision for income taxes, which included the effective tax rate reconciliation and assessing management’s interpretation and application of complex tax laws; (ii) evaluating the completeness of management’s identification of uncertain tax positions by considering changes in facts or circumstances, changes in and compliance with tax laws, settled audit issues, new authoritative cases, or new audit activity, where applicable; and (iii) for certain tax positions, evaluating management’s assessment of the technical merits of the tax positions by obtaining and inspecting third party income tax documentation. Professionals with specialized skill and knowledge were used to assist in evaluating (i) changes in and compliance with the tax laws; (ii) management’s interpretation and application of certain complex tax laws as it relates to the determination of the provision for income taxes; and (iii) the reasonableness of management's assessment of whether certain tax positions are more likely than not of being sustained.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
July 25, 2024
We have served as the Company's auditor since 1974.
2024 FORM 10-K 56

NIKE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED MAY 31,
(In millions, except per share data)	2024	2023	2022
Revenues	$51,362	$51,217	$46,710
Cost of sales	28,475	28,925	25,231
Gross profit	22,887	22,292	21,479
Demand creation expense	4,285	4,060	3,850
Operating overhead expense	12,291	12,317	10,954
Total selling and administrative expense	16,576	16,377	14,804
Interest expense (income), net	(161)	(6)	205
Other (income) expense, net	(228)	(280)	(181)
Income before income taxes	6,700	6,201	6,651
Income tax expense	1,000	1,131	605
NET INCOME	$5,700	$5,070	$6,046
Earnings per common share:
Basic	$3.76	$3.27	$3.83
Diluted	$3.73	$3.23	$3.75
Weighted average common shares outstanding:
Basic	1,517.6	1,551.6	1,578.8
Diluted	1,529.7	1,569.8	1,610.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2024 FORM 10-K 57

NIKE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED MAY 31,
(Dollars in millions)	2024	2023	2022
Net income	$5,700	$5,070	$6,046
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(3)	267	(522)
Change in net gains (losses) on cash flow hedges	(184)	(348)	1,214
Change in net gains (losses) on other	9	(6)	6
Total other comprehensive income (loss), net of tax	(178)	(87)	698
TOTAL COMPREHENSIVE INCOME	$5,522	$4,983	$6,744
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.
2024 FORM 10-K 58

NIKE, INC.
CONSOLIDATED BALANCE SHEETS

	MAY 31,
(In millions)	2024	2023
ASSETS
Current assets:
Cash and equivalents	$9,860	$7,441
Short-term investments	1,722	3,234
Accounts receivable, net	4,427	4,131
Inventories	7,519	8,454
Prepaid expenses and other current assets	1,854	1,942
Total current assets	25,382	25,202
Property, plant and equipment, net	5,000	5,081
Operating lease right-of-use assets, net	2,718	2,923
Identifiable intangible assets, net	259	274
Goodwill	240	281
Deferred income taxes and other assets	4,511	3,770
TOTAL ASSETS	$38,110	$37,531
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,000	$—
Notes payable	6	6
Accounts payable	2,851	2,862
Current portion of operating lease liabilities	477	425
Accrued liabilities	5,725	5,723
Income taxes payable	534	240
Total current liabilities	10,593	9,256
Long-term debt	7,903	8,927
Operating lease liabilities	2,566	2,786
Deferred income taxes and other liabilities	2,618	2,558
Commitments and contingencies (Note 16)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 298 and 305 shares outstanding	—	—
Class B — 1,205 and 1,227 shares outstanding	3	3
Capital in excess of stated value	13,409	12,412
Accumulated other comprehensive income (loss)	53	231
Retained earnings (deficit)	965	1,358
Total shareholders' equity	14,430	14,004
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$38,110	$37,531
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2024 FORM 10-K 59

NIKE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED MAY 31,
(Dollars in millions)	2024	2023	2022
Cash provided (used) by operations:
Net income	$5,700	$5,070	$6,046
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	796	703	717
Deferred income taxes	(497)	(117)	(650)
Stock-based compensation	804	755	638
Amortization, impairment and other	48	156	123
Net foreign currency adjustments	(138)	(213)	(26)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(329)	489	(504)
(Increase) decrease in inventories	908	(133)	(1,676)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(260)	(644)	(845)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	397	(225)	1,365
Cash provided (used) by operations	7,429	5,841	5,188
Cash provided (used) by investing activities:
Purchases of short-term investments	(4,767)	(6,059)	(12,913)
Maturities of short-term investments	2,269	3,356	8,199
Sales of short-term investments	4,219	4,184	3,967
Additions to property, plant and equipment	(812)	(969)	(758)
Other investing activities	(15)	52	(19)
Cash provided (used) by investing activities	894	564	(1,524)
Cash provided (used) by financing activities:
Increase (decrease) in notes payable, net	—	(4)	15
Repayment of borrowings	—	(500)	—
Proceeds from exercise of stock options and other stock issuances	667	651	1,151
Repurchase of common stock	(4,250)	(5,480)	(4,014)
Dividends — common and preferred	(2,169)	(2,012)	(1,837)
Other financing activities	(136)	(102)	(151)
Cash provided (used) by financing activities	(5,888)	(7,447)	(4,836)
Effect of exchange rate changes on cash and equivalents	(16)	(91)	(143)
Net increase (decrease) in cash and equivalents	2,419	(1,133)	(1,315)
Cash and equivalents, beginning of year	7,441	8,574	9,889
CASH AND EQUIVALENTS, END OF YEAR	$9,860	$7,441	$8,574
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$381	$347	$290
Income taxes	1,299	1,517	1,231
Non-cash additions to property, plant and equipment	160	211	160
Dividends declared and not paid	558	524	480
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.
2024 FORM 10-K 60

NIKE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2021	305	$—	1,273	$3	$9,965	$(380)	$3,179	$12,767
Stock options exercised			17		924			924
Conversion to Class B Common Stock								—
Repurchase of Class B Common Stock			(27)		(186)		(3,808)	(3,994)
Dividends on common stock ($1.190 per share) and preferred stock ($0.10 per share)							(1,886)	(1,886)
Issuance of shares to employees, net of shares withheld for employee taxes			3		143		(55)	88
Stock-based compensation					638			638
Net income							6,046	6,046
Other comprehensive income (loss)						698		698
Balance at May 31, 2022	305	$—	1,266	$3	$11,484	$318	$3,476	$15,281
Stock options exercised			8		421			421
Repurchase of Class B Common Stock			(51)		(378)		(5,131)	(5,509)
Dividends on common stock ($1.325 per share) and preferred stock ($0.10 per share)							(2,059)	(2,059)
Issuance of shares to employees, net of shares withheld for employee taxes			4		130		2	132
Stock-based compensation					755			755
Net income							5,070	5,070
Other comprehensive income (loss)						(87)		(87)
Balance at May 31, 2023	305	$—	1,227	$3	$12,412	$231	$1,358	$14,004
Stock options exercised			7		432			432
Conversion to Class B Common Stock	(7)		7					—
Repurchase of Class B Common Stock			(41)		(347)		(3,907)	(4,254)
Dividends on common stock ($1.450 per share) and preferred stock ($0.10 per share)							(2,203)	(2,203)
Issuance of shares to employees, net of shares withheld for employee taxes			5		108		17	125
Stock-based compensation					804			804
Net income							5,700	5,700
Other comprehensive income (loss)						(178)		(178)
Balance at May 31, 2024	298	$—	1,205	$3	$13,409	$53	$965	$14,430
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2024 FORM 10-K 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024 FORM 10-K 62

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

2024 FORM 10-K 63

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
Total Demand creation expense was $4,285 million, $4,060 million and $3,850 million for the years ended May 31, 2024, 2023 and 2022, respectively. Prepaid advertising and promotion expenses totaled $814 million and $755 million at May 31, 2024 and 2023, respectively, of which $420 million and $372 million, respectively, were recorded in Prepaid expenses and other current assets, and $394 million and $383 million, respectively, were recorded in Deferred income taxes and other assets, depending on the period to which the prepayment applied.
OPERATING OVERHEAD EXPENSE
Operating overhead expense consists primarily of wage and benefit-related expenses, research and development costs, bad debt expense as well as other administrative expenses such as rent, depreciation and amortization, professional services, certain technology investments, meetings and travel.
2024 FORM 10-K 64

CASH AND EQUIVALENTS
Cash and equivalents represent cash and short-term, highly liquid investments, that are both readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates, with maturities three months or less at the date of purchase.
SHORT-TERM INVESTMENTS
Short-term investments consist of highly liquid investments with maturities over three months at the date of purchase. At May 31, 2024 and 2023, Short-term investments consisted of available-for-sale debt securities, which are recorded at fair value with unrealized gains and losses reported, net of tax, in Accumulated other comprehensive income (loss), unless unrealized losses are determined to be unrecoverable. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale debt securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and, therefore, classifies all securities with maturity dates beyond three months at the date of purchase as current assets within Short-term investments on the Consolidated Balance Sheets.
Refer to Note 4 — Fair Value Measurements for more information on the Company's Short-term investments.
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE
Accounts receivable, net consist primarily of amounts due from customers. The Company makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for expected losses resulting from the inability of its customers to make required payments. In addition to judgments about the creditworthiness of significant customers based on ongoing credit evaluations, the Company considers historical levels of credit losses, as well as macroeconomic and industry trends to determine the amount of the allowance. The allowance for uncollectible accounts receivable was $35 million as of May 31, 2024 and 2023.
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

2024 FORM 10-K 65

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
There were immaterial impairment losses as of May 31, 2024, and no accumulated impairment losses as of May 31, 2023. Additionally, the impact to Goodwill as a result of acquisitions and divestitures during fiscal 2024 and 2023, was immaterial.
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
2024 FORM 10-K 66

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

2024 FORM 10-K 67

INCOME TAXES
The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce deferred tax assets to the amount management believes is more likely than not to be realized. Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. At least quarterly, the Company assesses taxable income in prior carryback periods, the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies. The Company uses forecasts of taxable income and considers foreign tax credit utilization in making this assessment of realization, which are inherently uncertain and can result in variation between estimated and actual results. To the extent the Company believes that recovery is not likely, a valuation allowance is established against the net deferred tax asset, which increases the Company's income tax expense in the period when such determination is made.
The Company recognizes a tax benefit from uncertain tax positions in the consolidated financial statements only when it is more likely than not the position will be sustained upon examination by relevant tax authorities. The Company recognizes interest and penalties related to income tax matters in Income tax expense.
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
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the final rule as a result of pending legal challenges. The disclosure requirements will apply to the Company's fiscal year beginning June 1, 2025, pending resolution of the stay. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.
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
Certain financial institutions offer voluntary supplier finance programs facilitated through a third-party platform that provide participating suppliers the option to finance valid payment obligations from the Company. The Company is not a party to agreements negotiated between participating suppliers and third-party financial institutions. The Company's obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in these programs and the Company does not provide guarantees to third parties in connection with these programs. As of May 31, 2024 and May 31, 2023, the Company had $840 million and $834 million, respectively, of outstanding supplier obligations confirmed as
2024 FORM 10-K 68

valid under these programs. These amounts are included within Accounts payable on the Consolidated Balance Sheets.

NOTE 2 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net included the following:

	MAY 31,
(Dollars in millions)	2024	2023
Land and improvements	$329	$326
Buildings	3,439	3,293
Machinery and equipment	3,123	3,083
Internal-use software	1,807	1,612
Leasehold improvements	2,023	1,876
Construction in process	193	525
Total property, plant and equipment, gross	10,914	10,715
Less accumulated depreciation	5,914	5,634
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$5,000	$5,081
Capitalized interest was not material for the fiscal years ended May 31, 2024, 2023 and 2022.

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	MAY 31,
(Dollars in millions)	2024	2023
Compensation and benefits, excluding taxes	$1,291	$1,737
Sales-related reserves	1,282	994
Endorsement compensation	578	552
Dividends payable	563	529
Other	2,011	1,911
Total Accrued Liabilities	$5,725	$5,723

2024 FORM 10-K 69

NOTE 4 — FAIR VALUE MEASUREMENTS
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of May 31, 2024 and 2023, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	MAY 31, 2024
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,222	$1,222	$—
Level 1:
U.S. Treasury securities	1,175	155	1,020
Level 2:
Commercial paper and bonds	591	17	574
Money market funds	8,119	8,119	—
Time deposits	440	347	93
U.S. Agency securities	35	—	35
Total Level 2	9,185	8,483	702
TOTAL	$11,582	$9,860	$1,722

	MAY 31, 2023
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,767	$1,767	$—
Level 1:
U.S. Treasury securities	2,655	—	2,655
Level 2:
Commercial paper and bonds	543	15	528
Money market funds	5,157	5,157	—
Time deposits	507	502	5
U.S. Agency securities	46	—	46
Total Level 2	6,253	5,674	579
TOTAL	$10,675	$7,441	$3,234
As of May 31, 2024, the Company held $1,002 million of available-for-sale debt securities with maturity dates within one year and $720 million with maturity dates over one year and less than five years in Short-term investments on the Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $430 million, $297 million and $94 million for the years ended May 31, 2024, 2023 and 2022, respectively.
The Company records the assets and liabilities of its derivative financial instruments on a gross basis on the Consolidated Balance Sheets. The Company's derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. Any amounts of cash collateral received related to these instruments associated with the Company's credit-related contingent features are recorded in Cash and equivalents and Accrued liabilities, the latter of which would further offset against the Company's derivative asset balance. Any amounts of cash collateral posted related to these instruments associated with the Company's credit-related contingent features are recorded in Prepaid expenses and other current assets, which would further offset against the Company's derivative liability balance. Cash collateral received or posted related to the Company's credit-related contingent features is presented in the Cash provided by operations component of the Consolidated Statements of Cash Flows. The Company does not recognize amounts of non-cash collateral received, such as securities, on the Consolidated Balance Sheets. For additional information related to credit risk, refer to Note 12 — Risk Management and Derivatives.

2024 FORM 10-K 70

The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	MAY 31, 2024
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$343	$299	$44	$120	$115	$5
Interest rate swaps(1)	—	—	—	31	—	31
TOTAL	$343	$299	$44	$151	$115	$36
(1)If the foreign exchange and interest rate swap derivative instruments had been netted on the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $142 million as of May 31, 2024. As of that date, the Company received $112 million of cash collateral from various counterparties on the derivative asset balance and posted $10 million cash collateral on the derivative liability balance.

	MAY 31, 2023
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$557	$493	$64	$180	$128	$52
(1)If the foreign exchange derivative instruments had been netted on the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $178 million as of May 31, 2023. As of that date, the Company had received $36 million of cash collateral from various counterparties related to foreign exchange derivative instruments. No amount of collateral was posted on the Company's derivative liability balance as of May 31, 2023.
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

2024 FORM 10-K 71

NOTE 5 — SHORT-TERM BORROWINGS AND CREDIT LINES
The carrying amounts reflected on the Consolidated Balance Sheets for Notes payable approximate fair value.
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
On March 8, 2024, the Company entered into a 364-day committed credit facility agreement with a syndicate of banks, which provides for up to $1 billion of borrowings, with an option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 7, 2025, with an option to extend the maturity date an additional 364 days. This facility replaces the prior $1 billion 364-day credit facility agreement entered into on March 10, 2023, which matured on March 8, 2024. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing Term SOFR for the applicable interest period plus 0.60%. The facility fee is 0.02% of the total undrawn commitment.
As of and for the periods ended May 31, 2024 and 2023, no amounts were outstanding under any of the Company's committed credit facilities.
2024 FORM 10-K 72

NOTE 6 — LONG-TERM DEBT
Long-term debt, net of unamortized premiums, discounts, and debt issuance costs, and swap fair value adjustments comprises the following:

				BOOK VALUE OUTSTANDING AS OF MAY 31,
Scheduled Maturity (Dollars in millions)	ORIGINAL PRINCIPAL	INTEREST RATE	INTEREST PAYMENTS	2024	2023
Corporate Term Debt:(1)(2)
March 27, 2025	1,000	2.40%	Semi-Annually	$999	$998
November 1, 2026	1,000	2.38%	Semi-Annually	998	997
March 27, 2027	1,000	2.75%	Semi-Annually	998	997
March 27, 2030	1,500	2.85%	Semi-Annually	1,494	1,492
March 27, 2040(3)	1,000	3.25%	Semi-Annually	966	987
May 1, 2043(3)	500	3.63%	Semi-Annually	488	496
November 1, 2045(3)	1,000	3.88%	Semi-Annually	986	986
November 1, 2046	500	3.38%	Semi-Annually	492	492
March 27, 2050	1,500	3.38%	Semi-Annually	1,482	1,482
Total				8,903	8,927
Less Current Portion of Long-Term Debt				1,000	—
TOTAL LONG-TERM DEBT				$7,903	$8,927
(1)These senior unsecured obligations rank equally with the Company's other unsecured and unsubordinated indebtedness.
(2)The bonds are redeemable at the Company's option at a price equal to the greater of (i) 100% of the aggregate principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments, plus in each case, accrued and unpaid interest. However, the bonds also feature a par call provision, which allows for the bonds to be redeemed at a price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest on or after the Par Call Date, which can range from one to six months prior to the scheduled maturity, as defined in the respective notes.
(3)The Company entered into interest rate swap agreements pursuant to which the Company receives fixed interest payments at the same rate as the term debt and pays variable interest payments based on SOFR plus a fixed spread. At May 31, 2024, the notional amount outstanding of these swaps was $1.8 billion and had interest rates payable that ranged from 4.6% to 5.1%. These swaps mature during fiscal 2034.
The scheduled maturity of Long-term debt in each of the years ending May 31, 2025 through 2029, are $1,000 million, $0 million, $2,000 million, $0 million and $0 million, respectively, at face value.
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts, and debt issuance costs, and swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt, including the current portion, was approximately $7,631 million and $7,889 million as of May 31, 2024 and 2023, respectively.

2024 FORM 10-K 73

NOTE 7 — INCOME TAXES
Income before income taxes is as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2024	2023	2022
Income before income taxes:
United States	$5,588	$4,663	$6,020
Foreign	1,112	1,538	631
TOTAL INCOME BEFORE INCOME TAXES	$6,700	$6,201	$6,651
The provision for income taxes is as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2024	2023	2022
Current:
United States
Federal	$782	$430	$231
State	201	184	98
Foreign	514	634	926
Total Current	1,497	1,248	1,255
Deferred:
United States
Federal	(422)	(162)	(522)
State	(61)	(25)	(16)
Foreign	(14)	70	(112)
Total Deferred	(497)	(117)	(650)
TOTAL INCOME TAX EXPENSE	$1,000	$1,131	$605
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	YEAR ENDED MAY 31,
	2024	2023	2022
Federal income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.4%	1.5%	1.4%
Foreign earnings	-2.5%	1.7%	-1.8%
Subpart F deferred tax benefit	0.0%	0.0%	-4.7%
Foreign-derived intangible income benefit	-4.8%	-6.1%	-4.1%
Excess tax benefits from stock-based compensation	-0.5%	-1.1%	-4.9%
Income tax audits and contingency reserves	1.8%	1.0%	1.5%
U.S. research and development tax credit	-2.1%	-1.2%	-1.0%
Other, net	0.6%	1.4%	1.7%
EFFECTIVE INCOME TAX RATE	14.9%	18.2%	9.1%
The effective tax rate for the fiscal year ended May 31, 2024 was lower than the effective tax rate for the fiscal year ended May 31, 2023. The decrease in the Company's effective tax rate was primarily due to changes in the Company's earning mix and one-time benefits including the impact of temporary relief provided by the Internal Revenue Service ("IRS") relating to U.S. foreign tax credit regulations. On July 21, 2023, the IRS issued Notice 2023-55 which specifically delayed the application of certain U.S. foreign tax credit regulations that had previously limited the Company's ability to claim credits on certain foreign taxes for the fiscal year ended May 31, 2023. As a result of this new guidance, the Company recognized a one-time tax benefit related to prior year tax positions in the first three months of fiscal 2024.
The effective tax rate for the fiscal year ended May 31, 2023 was higher than the effective tax rate for the fiscal year ended May 31, 2022. The increase was primarily due to decreased benefits from stock-based compensation and the recognition of a non-cash, one-time benefit related to the onshoring of the Company's non-U.S. intangible property in fiscal 2022. During the fourth quarter of fiscal 2022, the Company onshored certain non-U.S. intangible property ownership rights and implemented
2024 FORM 10-K 74

changes in the Company's legal entity structure. The tax restructuring increases the possibility that foreign earnings in future periods will be subject to tax in the U.S. due to Subpart F of the Internal Revenue Code. The Company recognized a deferred tax asset and corresponding non-cash deferred income tax benefit of 4.7%, to establish the deferred tax deduction that is expected to reduce taxable income in future periods.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that included, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which was effective for the Company beginning June 1, 2023. Based on the Company's current analysis of the provisions, these tax law changes did not have a material impact on the Company's Consolidated Financial Statements for fiscal 2024.
Deferred income tax assets and liabilities comprise the following as of:

	MAY 31,
(Dollars in millions)	2024	2023
Deferred tax assets:
Inventories	$69	$79
Sales return reserves	125	89
Deferred compensation	347	321
Stock-based compensation	290	261
Reserves and accrued liabilities	113	144
Operating lease liabilities	474	511
Intangibles	236	255
Capitalized research and development expenditures	878	548
Net operating loss carry-forwards	21	15
Subpart F deferred tax	409	374
Other	214	183
Total deferred tax assets	3,176	2,780
Valuation allowance	(29)	(22)
Total deferred tax assets after valuation allowance	3,147	2,758
Deferred tax liabilities:
Foreign withholding tax on undistributed earnings of foreign subsidiaries	(131)	(186)
Property, plant and equipment	(290)	(276)
Right-of-use assets	(397)	(441)
Other	(9)	(56)
Total deferred tax liabilities	(827)	(959)
NET DEFERRED TAX ASSET (1)	$2,320	$1,799
(1)Of the total $2,320 million net deferred tax asset for the period ended May 31, 2024, $2,465 million was included within Deferred income taxes and other assets and $(145) million was included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets. Of the total $1,799 million net deferred tax asset for the period ended May 31, 2023, $2,026 million was included within Deferred income taxes and other assets and $(227) million was included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
Deferred tax assets as of May 31, 2024 and 2023, were reduced by a valuation allowance. For the fiscal years ended May 31, 2024 and 2023, a valuation allowance was provided for U.S. capital loss carryforwards and on tax benefits generated by certain entities with operating losses.

2024 FORM 10-K 75

The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits as of:

	MAY 31,
(Dollars in millions)	2024	2023	2022
Unrecognized tax benefits, beginning of the period	$936	$848	$896
Gross increases related to prior period tax positions	35	95	71
Gross decreases related to prior period tax positions	(13)	(17)	(145)
Gross increases related to current period tax positions	77	50	62
Settlements	(22)	(18)	(17)
Lapse of statute of limitations	(24)	(7)	(10)
Changes due to currency translation	1	(15)	(9)
UNRECOGNIZED TAX BENEFITS, END OF THE PERIOD	$990	$936	$848
As of May 31, 2024, total gross unrecognized tax benefits, excluding related interest and penalties, were $990 million, of which $699 million would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
The Company recognizes interest and penalties related to income tax matters in Income tax expense. As of May 31, 2024 and 2023, accrued interest and penalties related to uncertain tax positions were $332 million and $268 million, respectively (excluding federal benefit) and were included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
As of May 31, 2024 and 2023, long-term income taxes payable unrelated to unrecognized tax benefits were $266 million and $373 million, respectively, and were included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. The Company is currently under audit by the U.S. IRS for fiscal years 2017 through 2019. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments. Tax years after 2011 remain open in certain major foreign jurisdictions. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $35 million within the next 12 months.
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
A portion of the Company's foreign operations benefit from a tax holiday, which is set to expire in 2031. This tax holiday may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The tax benefit attributable to this tax holiday, before taking into consideration other U.S. indirect tax provisions, was $338 million, $263 million and $221 million for the fiscal years ended May 31, 2024, 2023 and 2022, respectively. The benefit of the tax holiday on diluted earnings per common share, before taking into consideration other U.S. indirect tax provisions, was $0.22, $0.17 and $0.14 for the fiscal years ended May 31, 2024, 2023 and 2022, respectively.

NOTE 8 — REDEEMABLE PREFERRED STOCK
Sojitz America is the sole owner of the Company's authorized redeemable preferred stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31, and no dividends may be declared or paid on the common stock of the Company unless dividends on the redeemable preferred stock have been declared and paid in full. There have been no changes in the redeemable preferred stock in the fiscal years ended May 31, 2024, 2023 and 2022. As the holder of the redeemable preferred stock, Sojitz America does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries; on merger, consolidation, liquidation or dissolution of the Company; or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States. The redeemable preferred stock has been fully issued to Sojitz America and is not blank check preferred stock. The Company's articles of incorporation do not permit the issuance of additional preferred stock.
2024 FORM 10-K 76

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
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	YEAR ENDED MAY 31,
(Dollars in millions)	2024	2023	2022
Stock options(1)	$336	$311	$297
ESPPs	69	72	60
Restricted stock and restricted stock units(1)(2)	399	372	281
TOTAL STOCK-BASED COMPENSATION EXPENSE	$804	$755	$638
(1)Expense for stock options includes the expense associated with stock appreciation rights.
(2)For the fiscal years ended May 31, 2024, 2023 and 2022, expense for restricted stock units includes an immaterial amount of expense for PSUs.
The income tax benefit related to stock-based compensation expense was $35 million, $71 million and $327 million for the fiscal years ended May 31, 2024, 2023 and 2022, respectively, and reported within Income tax expense.
STOCK OPTIONS
The weighted average fair value per share of stock options granted during the fiscal years ended May 31, 2024, 2023 and 2022, computed as of the grant date using the Black-Scholes pricing model, was $32.78, $31.31 and $37.53, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	YEAR ENDED MAY 31,
	2024	2023	2022
Dividend yield	1.2%	0.9%	0.8%
Expected volatility	29.3%	27.1%	24.9%
Weighted average expected life (in years)	5.8	5.8	5.8
Risk-free interest rate	4.3%	3.3%	0.9%
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

2024 FORM 10-K 77

The following summarizes the stock option transactions under the plan discussed above:

	SHARES(1)	WEIGHTED AVERAGE OPTION PRICE
	(In millions)
Options outstanding as of May 31, 2023	71.0	$94.40
Exercised	(7.0)	62.46
Forfeited	(2.5)	117.20
Granted	12.2	103.08
Options outstanding as of May 31, 2024	73.7	$98.10
(1)Includes stock appreciation rights transactions.
Options exercisable as of May 31, 2024 were 48.9 million and had a weighted average option price of $89.88 per share. The aggregate intrinsic value for options outstanding and exercisable as of May 31, 2024 was $732 million and $732 million, respectively. The total intrinsic value of the options exercised during the years ended May 31, 2024, 2023 and 2022 was $305 million, $438 million and $1,742 million, respectively. The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the options. The weighted average contractual life remaining for options outstanding and options exercisable as of May 31, 2024 was 5.5 years and 4.1 years, respectively. As of May 31, 2024, the Company had $389 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.5 years.
EMPLOYEE STOCK PURCHASE PLANS
In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under ESPPs. Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Employees purchased 3.1 million, 3.0 million and 2.0 million shares during each of the fiscal years ended May 31, 2024, 2023 and 2022, respectively.
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
The following summarizes the restricted stock and restricted stock units transactions under the plan discussed above:

	SHARES(1)	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
	(In millions)
Nonvested as of May 31, 2023	8.3	$126.97
Vested	(3.3)	116.78
Forfeited	(1.2)	121.79
Granted	5.3	103.13
Nonvested as of May 31, 2024	9.1	$117.52
(1) Includes an immaterial amount of PSU transactions
The weighted average fair value per share of restricted stock and restricted stock units granted for the fiscal years ended May 31, 2024, 2023 and 2022, computed as of the grant date, was $103.13, $115.56 and $168.04, respectively. During the fiscal years ended May 31, 2024, 2023 and 2022, the aggregate fair value of vested restricted stock and restricted stock units was $340 million, $250 million and $354 million, respectively, computed as of the date of vesting.
As of May 31, 2024, the Company had $594 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.4 years.
2024 FORM 10-K 78

NOTE 10 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share exclude restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an estimated additional 41.0 million, 31.7 million and 9.4 million shares of common stock outstanding for the fiscal years ended May 31, 2024, 2023 and 2022, respectively, because the awards were assumed to be anti-dilutive.

	YEAR ENDED MAY 31,
(In millions, except per share data)	2024	2023	2022
Net income available to common stockholders	$5,700	$5,070	$6,046
Determination of shares:
Weighted average common shares outstanding	1,517.6	1,551.6	1,578.8
Assumed conversion of dilutive stock options and awards	12.1	18.2	32.0
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,529.7	1,569.8	1,610.8
Earnings per common share:
Basic	$3.76	$3.27	$3.83
Diluted	$3.73	$3.23	$3.75

NOTE 11 — BENEFIT PLANS
The Company has a qualified 401(k) Savings and Profit Sharing Plan, in which all U.S. employees are able to participate. The Company matches a portion of employee contributions to the savings plan. Company contributions to the savings plan were $153 million, $136 million and $126 million and included in Cost of sales or Operating overhead expense, as applicable, for the fiscal years ended May 31, 2024, 2023 and 2022, respectively.
The Company allows certain highly compensated employees and non-employee directors of the Company to defer compensation under a nonqualified deferred compensation plan. A rabbi trust was established to fund the Company's nonqualified deferred compensation plan obligation. The assets in the rabbi trust of approximately $1,037 million and $875 million as of May 31, 2024 and 2023, respectively, primarily consist of company owned life insurance policies recorded at their cash surrender value and are classified in Deferred income taxes and other assets on the Consolidated Balance Sheets. Deferred compensation plan liabilities were $1,063 million and $897 million as of May 31, 2024 and 2023, respectively, and primarily classified in Deferred income taxes and other liabilities on the Consolidated Balance Sheets.

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
The majority of derivatives outstanding as of May 31, 2024, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Chinese Yuan/U.S. Dollar and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following tables present the fair values of derivative instruments included within the Consolidated Balance Sheets:

2024 FORM 10-K 79

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	MAY 31,
(Dollars in millions)		2024	2023
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$269	$480
Foreign exchange forwards and options	Deferred income taxes and other assets	$44	$64
Total derivatives formally designated as hedging instruments		313	544
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	30	13
Total derivatives not designated as hedging instruments		30	13
TOTAL DERIVATIVE ASSETS		$343	$557

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	MAY 31,
(Dollars in millions)		2024	2023
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$110	$93
Foreign exchange forwards and options	Deferred income taxes and other liabilities	5	52
Interest rate swaps	Deferred income taxes and other liabilities	31	—
Total derivatives formally designated as hedging instruments		146	145
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	5	35
Total derivatives not designated as hedging instruments		5	35
TOTAL DERIVATIVE LIABILITIES		$151	$180
2024 FORM 10-K 80

The following tables present the amounts affecting the Consolidated Statements of Income for the years ended May 31, 2024, 2023 and 2022:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)			AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	YEAR ENDED MAY 31,			LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	YEAR ENDED MAY 31,
	2024	2023	2022		2024	2023	2022
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(66)	$16	$(39)	Revenues	$(24)	$26	$(82)
Foreign exchange forwards and options	231	305	889	Cost of sales	294	581	(23)
Foreign exchange forwards and options	3	(1)	(6)	Demand creation expense	2	(5)	1
Foreign exchange forwards and options	102	207	492	Other (income) expense, net	204	338	130
Interest rate swaps(2)	—	—	—	Interest expense (income), net	(8)	(8)	(7)
Total designated cash flow hedges	$270	$527	$1,336		$468	$932	$19
(1)For the fiscal years ended May 31, 2024, 2023, and 2022, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES			LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	YEAR ENDED MAY 31,
(Dollars in millions)	2024	2023	2022
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options and embedded derivatives	$24	$28	$38	Other (income) expense, net
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

2024 FORM 10-K 81

exposure for the NTC. (2) Other NIKE entities purchase product directly from third-party factories in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.
The Company's policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $16.2 billion and $18.2 billion as of May 31, 2024 and 2023, respectively.
As of May 31, 2024, approximately $231 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of May 31, 2024, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 24 months.
FAIR VALUE HEDGES
The Company is exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps which are designated as fair value hedges of the related long-term debt. Changes in the fair values of the interest rate swaps are recorded in Long-term debt or Current portion of long-term debt. The total notional amount of outstanding interest rate swaps designated as fair value hedges was $1.8 billion as of May 31, 2024. The Company had no outstanding fair value hedges as of May 31, 2023.
NET INVESTMENT HEDGES
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges are reported in Accumulated other comprehensive income (loss) along with the foreign currency translation adjustments on those investments. The Company had no outstanding net investment hedges as of May 31, 2024 and 2023.
UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Consolidated Balance Sheets. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the remeasurement gain or loss from the hedged balance sheet position. The total notional amount of outstanding undesignated derivative instruments was $4.4 billion and $4.7 billion as of May 31, 2024 and 2023, respectively.
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
The Company's derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties' creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the fair value of outstanding derivatives per counterparty. For certain counterparties, collateral would only be posted for the fair value of outstanding derivatives per counterparty greater than $50 million. Additionally, for those counterparties, a certain level of decline in credit rating of either the Company or the counterparty could trigger collateral requirements. As of May 31, 2024, the Company was in compliance with all credit risk-related contingent features. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 4 — Fair Value Measurements.
2024 FORM 10-K 82

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2023	$(253)	$431	$115	$(62)	$231
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(4)	239	—	15	250
Reclassifications to net income of previously deferred (gains) losses(2)(3)	1	(423)	—	(6)	(428)
Total other comprehensive income (loss)	(3)	(184)	—	9	(178)
Balance at May 31, 2024	$(256)	$247	$115	$(53)	$53
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of immaterial tax impact.
(3)Reclassifications to net income of previously deferred (gains) losses are recorded within Other (income) expense, net for foreign currency translation adjustment, net investment hedges, and other.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2022	$(520)	$779	$115	$(56)	$318
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(91)	487	—	(20)	376
Reclassifications to net income of previously deferred (gains) losses(2)(3)	358	(835)	—	14	(463)
Total other comprehensive income (loss)	267	(348)	—	(6)	(87)
Balance at May 31, 2023	$(253)	$431	$115	$(62)	$231
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Net of immaterial tax impact.
(3)Reclassifications to net income of previously deferred (gains) losses are recorded within Other (income) expense, net for foreign currency translation adjustment, net investment hedges, and other.
For additional information related to the Company's cash flow hedges refer to Note 12 — Risk Management and Derivatives.

2024 FORM 10-K 83

NOTE 14 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues disaggregated by reportable operating segment, major product line and distribution channel:

	YEAR ENDED MAY 31, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$14,537	$8,473	$5,552	$4,865	$—	$33,427	$1,800	$—	$35,227
Apparel	5,953	4,380	1,828	1,614	—	13,775	93	—	13,868
Equipment	906	754	165	250	—	2,075	37	—	2,112
Other	—	—	—	—	45	45	152	(42)	155
TOTAL REVENUES	$21,396	$13,607	$7,545	$6,729	$45	$49,322	$2,082	$(42)	$51,362
Revenues by:
Sales to Wholesale Customers	$11,004	$8,562	$4,262	$3,930	$—	$27,758	$1,098	$—	$28,856
Sales through Direct to Consumer	10,392	5,045	3,283	2,799	—	21,519	832	—	22,351
Other	—	—	—	—	45	45	152	(42)	155
TOTAL REVENUES	$21,396	$13,607	$7,545	$6,729	$45	$49,322	$2,082	$(42)	$51,362

	YEAR ENDED MAY 31, 2023
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA (1)	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$14,897	$8,260	$5,435	$4,543	$—	$33,135	$2,155	$—	$35,290
Apparel	5,947	4,566	1,666	1,664	—	13,843	90	—	13,933
Equipment	764	592	147	224	—	1,727	28	—	1,755
Other	—	—	—	—	58	58	154	27	239
TOTAL REVENUES	$21,608	$13,418	$7,248	$6,431	$58	$48,763	$2,427	$27	$51,217
Revenues by:
Sales to Wholesale Customers	$11,273	$8,522	$3,866	$3,736	$—	$27,397	$1,299	$—	$28,696
Sales through Direct to Consumer	10,335	4,896	3,382	2,695	—	21,308	974	—	22,282
Other	—	—	—	—	58	58	154	27	239
TOTAL REVENUES	$21,608	$13,418	$7,248	$6,431	$58	$48,763	$2,427	$27	$51,217
(1)Refer to Note 18 — Divestitures for additional information on the transition of the Company's NIKE Brand businesses in its CASA territory to third-party distributors.

2024 FORM 10-K 84

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
As of May 31, 2024 and 2023, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Consolidated Balance Sheets.
SALES-RELATED RESERVES
As of May 31, 2024 and 2023, the Company's sales-related reserve balance, which includes returns, post-invoice sales discounts and miscellaneous claims, was $1,282 million and $994 million, respectively, recorded in Accrued liabilities on the Consolidated Balance Sheets. The estimated cost of inventory for expected product returns was $331 million and $226 million as of May 31, 2024 and 2023, respectively, and was recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets.

2024 FORM 10-K 85

NOTE 15 — OPERATING SEGMENTS AND RELATED INFORMATION
The Company's operating segments reflect the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company's reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa ("EMEA"); Greater China; and Asia Pacific & Latin America ("APLA"), and include results for the NIKE and Jordan brands. Refer to Note 18 — Divestitures for information regarding the transition of NIKE Brand businesses in certain countries within APLA to third-party distributors.
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

2024 FORM 10-K 86

	YEAR ENDED MAY 31,
(Dollars in millions)	2024	2023	2022
REVENUES
North America	$21,396	$21,608	$18,353
Europe, Middle East & Africa	13,607	13,418	12,479
Greater China	7,545	7,248	7,547
Asia Pacific & Latin America	6,729	6,431	5,955
Global Brand Divisions	45	58	102
Total NIKE Brand	49,322	48,763	44,436
Converse	2,082	2,427	2,346
Corporate	(42)	27	(72)
TOTAL NIKE, INC. REVENUES	$51,362	$51,217	$46,710
EARNINGS BEFORE INTEREST AND TAXES
North America	$5,822	$5,454	$5,114
Europe, Middle East & Africa	3,388	3,531	3,293
Greater China	2,309	2,283	2,365
Asia Pacific & Latin America	1,885	1,932	1,896
Global Brand Divisions	(4,720)	(4,841)	(4,262)
Converse	474	676	669
Corporate	(2,619)	(2,840)	(2,219)
Interest expense (income), net	(161)	(6)	205
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$6,700	$6,201	$6,651
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
North America	$102	$283	$146
Europe, Middle East & Africa	206	215	197
Greater China	27	56	78
Asia Pacific & Latin America	75	64	56
Global Brand Divisions	233	271	222
Total NIKE Brand	643	889	699
Converse	7	7	9
Corporate	72	140	103
TOTAL ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	$722	$1,036	$811
DEPRECIATION
North America	$152	$128	$124
Europe, Middle East & Africa	146	120	134
Greater China	56	54	41
Asia Pacific & Latin America	51	42	42
Global Brand Divisions	236	211	220
Total NIKE Brand	641	555	561
Converse	17	17	22
Corporate	138	131	134
TOTAL DEPRECIATION	$796	$703	$717

2024 FORM 10-K 87

	AS OF MAY 31,
(Dollars in millions)	2024	2023
ACCOUNTS RECEIVABLE, NET
North America	$1,723	$1,653
Europe, Middle East & Africa	1,239	1,197
Greater China	327	162
Asia Pacific & Latin America	792	700
Global Brand Divisions	103	96
Total NIKE Brand	4,184	3,808
Converse	201	235
Corporate	42	88
TOTAL ACCOUNTS RECEIVABLE, NET	$4,427	$4,131
INVENTORIES
North America	$3,134	$3,806
Europe, Middle East & Africa	2,028	2,167
Greater China	1,070	973
Asia Pacific & Latin America	810	894
Global Brand Divisions	166	232
Total NIKE Brand	7,208	8,072
Converse	296	305
Corporate	15	77
TOTAL INVENTORIES	$7,519	$8,454
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$744	$794
Europe, Middle East & Africa	1,089	1,009
Greater China	258	292
Asia Pacific & Latin America	282	279
Global Brand Divisions	842	840
Total NIKE Brand	3,215	3,214
Converse	27	38
Corporate	1,758	1,829
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$5,000	$5,081
REVENUES AND LONG-LIVED ASSETS BY GEOGRAPHIC AREA
After allocation of revenues for Global Brand Divisions, Converse and Corporate to geographical areas based on the location where the sales originated, revenues by geographical area are similar to that as reported above for the NIKE Brand operating segments with the exception of the United States. Revenues derived in the United States were $21,551 million, $22,007 million and $18,749 million for the fiscal years ended May 31, 2024, 2023 and 2022, respectively.
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

	MAY 31,
(Dollars in millions)	2024	2023
United States	$4,837	$5,129
Belgium	757	702
China	501	559
Other	1,623	1,614
TOTAL LONG-LIVED ASSETS	$7,718	$8,004

2024 FORM 10-K 88

NOTE 16 — COMMITMENTS AND CONTINGENCIES
As of May 31, 2024 and 2023, the Company had bank guarantees and letters of credit outstanding totaling $768 million and $588 million, respectively, issued primarily for real estate agreements, self-insurance programs, other general business obligations and legal matters.
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

NOTE 17 — LEASES
Lease expense is recognized in Cost of sales or Operating overhead expense within the Consolidated Statements of Income, based on the underlying nature of the leased asset. For the fiscal years ended May 31, 2024, 2023 and 2022, lease expense primarily consisted of operating lease costs of $618 million, $585 million and $593 million, respectively, as well as $433 million, $403 million and $366 million, respectively, primarily related to variable lease costs. As of and for the fiscal years ended May 31, 2024 and 2023 and 2022, finance leases were not a material component of the Company's lease portfolio.
The undiscounted cash flows for future maturities of the Company's operating lease liabilities and the reconciliation to the Operating lease liabilities recognized in the Company's Consolidated Balance Sheets are as follows:

(Dollars in millions)	AS OF MAY 31, 2024(1)
Fiscal 2025	$572
Fiscal 2026	554
Fiscal 2027	485
Fiscal 2028	403
Fiscal 2029	362
Thereafter	991
Total undiscounted future cash flows related to lease payments	$3,367
Less interest	324
Present value of lease liabilities	$3,043
(1)Excludes $614 million as of May 31, 2024, of future operating lease payments for lease agreements signed but not yet commenced.

2024 FORM 10-K 89

The following table includes supplemental information used to calculate the present value of Operating lease liabilities:

	AS OF MAY 31,
	2024	2023
Weighted-average remaining lease term (in years)	6.9	7.5
Weighted-average discount rate	2.9%	2.5%
The following table includes supplemental cash and non-cash information related to operating leases:

	YEAR ENDED MAY 31,
(Dollars in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$613	$575	$589
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$458	$602	$537

NOTE 18 — DIVESTITURES
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
2024 FORM 10-K 90

NOTE 19 — RESTRUCTURING
During the third quarter of fiscal 2024, the Company announced a multi-year enterprise initiative designed to accelerate its future growth. As part of this initiative, management has taken steps to streamline the organization which resulted in a net reduction in the Company's global workforce. As of May 31, 2024, the Company expects to recognize pre-tax restructuring charges of approximately $450 million, primarily associated with employee severance costs and accelerated stock-based compensation expense, the majority of which were recognized in fiscal 2024. The related cash payments are expected to be substantially complete by the end of the first half of fiscal 2025. The expected pre-tax charges are estimates and are subject to a number of assumptions and actual results may vary from the estimates provided.
Pre-tax restructuring charges were classified within Corporate as follows:

	TWELVE MONTHS ENDED MAY 31, 2024
(Dollars in millions)	OPERATING OVERHEAD EXPENSE	COST OF SALES	TOTAL
Employee severance and related costs(1)	$336	$56	$392
Stock-based compensation expense(2)	43	8	51
Total pre-tax restructuring charges	$379	$64	$443
(1)Employee severance costs are recognized when a future related expense is considered probable and reasonably estimable.
(2)Non-cash restructuring related stock-based compensation expense is accelerated over the requisite service period, which for certain impacted employees will extend through the first half of fiscal 2025.
As of May 31, 2024, the majority of the remaining employee severance and related costs are reflected within Accrued liabilities on the Consolidated Balance Sheets, classified within Other in Note 3 — Accrued Liabilities. The related activity is as follows:

(Dollars in millions)
Balance at May 31, 2023	$—
Employee severance and related costs	392
Cash payments	(123)
Foreign currency translation and other	(2)
Balance at May 31, 2024	$267

2024 FORM 10-K 91

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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2024.
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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended May 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
2024 FORM 10-K 92

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K regarding directors is included under "Corporate Governance — NIKE, Inc. Board of Directors" in the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under "Information about our Executive Officers" in Item 1 of this Annual Report. The information required by Item 406 of Regulation S-K is included under "Corporate Governance — Code of Conduct" in the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit & Finance Committee of the Board of Directors is included under "Corporate Governance — Board Structure and Responsibilities — Board Committees" in the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 408(b)(1) of Regulation S-K regarding our insider trading policies is included under "Additional Information — Insider Trading Arrangements and Policies" in the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K regarding executive compensation is included under "Corporate Governance — Director Compensation for Fiscal 2024," "Executive Compensation — Compensation Discussion and Analysis," "Executive Compensation — Executive Compensation Tables," and "Additional Information — Compensation Committee Interlocks and Insider Participation," in the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 201(d) of Regulation S-K is included under "Executive Compensation — Executive Compensation Tables — Equity Compensation Plan Information" in the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 403 of Regulation S-K is included under "Stock Ownership Information — Stock Holdings of Certain Owners and Management" in the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is included under "Additional Information — Transactions with Related Persons" and "Corporate Governance — NIKE, Inc. Board of Directors — Director Independence" in the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is included under "Audit Matters — Ratification of Appointment of Independent Registered Public Accounting Firm" in the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

2024 FORM 10-K 93

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:
		FORM 10-K PAGE NO.
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	55
	Consolidated Statements of Income for each of the three years ended May 31, 2024, May 31, 2023, and May 31, 2022	57
	Consolidated Statements of Comprehensive Income for each of the three years ended May 31, 2024, May 31, 2023, and May 31, 2022	58
	Consolidated Balance Sheets at May 31, 2024 and May 31, 2023	59
	Consolidated Statements of Cash Flows for each of the three years ended May 31, 2024, May 31, 2023, and May 31, 2022	60
	Consolidated Statements of Shareholders' Equity for each of the three years ended May 31, 2024, May 31, 2023, and May 31, 2022	61
	Notes to Consolidated Financial Statements	62

2.	Financial Statement Schedule:
	II — Valuation and Qualifying Accounts for the years ended May 31, 2024, 2023 and 2022	97
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 19, 2020).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
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
10.1
Form of Restricted Stock Agreement for non-employee directors under the Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2014).*

10.2
Form of Non-Statutory Stock Option Agreement for options granted to executives under the Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2018).*

10.3
Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008).*

10.4
NIKE, Inc. Deferred Compensation Plan (Amended and Restated effective April 1, 2013) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2013).*

2024 FORM 10-K 94

10.5	NIKE, Inc. Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2023).*
10.6
Amended and Restated Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated July 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 24, 2008).*

10.7
Form of Restricted Stock Unit Agreement under the Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2018).*

10.8
Form of Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and its executive officers (other than Mark G. Parker and John J. Donahoe II) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 18, 2020).*

10.9	NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 23, 2015).*
10.10	Form of Discretionary Performance Award Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2018).*
10.11	NIKE, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement filed July 25, 2017).*
10.12	Offer Letter between NIKE, Inc. and John J. Donahoe II (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 22, 2019).*
10.13
Form of Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and John J. Donahoe II (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed October 22, 2019).*

10.14	Form of Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 22, 2019).
10.15	Letter Agreement between NIKE, Inc. and Mark G. Parker (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed October 22, 2019).*
10.16	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.17	NIKE, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.18	Form of Non-Statutory Stock Option Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.19	Form of Restricted Stock Unit Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.20	NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 18, 2020).*
10.21
NIKE, Inc. Performance-Based Restricted Stock Unit Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2021).*

10.22
Credit Agreement, dated as of March 11, 2022, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, and the other Banks named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 14, 2022).

10.23	NIKE, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2023).*
10.24
Credit Agreement, dated as of March 8, 2024, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, and the other Banks named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 11, 2024).

10.25
Separation and Release Agreement between NIKE, Inc. and Andrew Campion dated January 3, 2024 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2023).*

10.26	Form of Stock Option Agreement under the NIKE, Inc. Stock Incentive Plan.*
10.27	Form of Restricted Stock Unit Agreement under the NIKE, Inc. Stock Incentive Plan.*
10.28	Form of Performance-Based Restricted Stock Unit Agreement under the NIKE, Inc. Stock Incentive Plan.*
19.1	NIKE, Inc. Insider Trading Policy.
19.2	NIKE, Inc. Blackout and Pre-clearance Policy.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (included within this Annual Report on Form 10-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32†	Section 1350 Certifications.
97	NIKE, Inc. Policy for Recoupment of Incentive Compensation.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema

2024 FORM 10-K 95

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
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

2024 FORM 10-K 96

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS(1)	WRITE-OFFS, NET	BALANCE AT END OF PERIOD
Sales returns reserve
For the fiscal year ended May 31, 2022	$595	$2,573	$(31)	$(2,612)	$525
For the fiscal year ended May 31, 2023	525	3,344	(11)	(3,309)	549
For the fiscal year ended May 31, 2024	549	3,583	(8)	(3,325)	799
(1)Amounts included in this column primarily relate to foreign currency translation.

2024 FORM 10-K 97

ITEM 16. FORM 10-K SUMMARY
None.
2024 FORM 10-K 98

Consent of Independent Registered Public Accounting Firm
We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-266267) and Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-117059, 333-133360, 333-164248, 333-171647, 333-173727, 333-208900, 333-215439, 333-266269 and 333-273358) of NIKE, Inc. of our report dated July 25, 2024 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
July 25, 2024

2024 FORM 10-K 99

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.
By:	/s/ JOHN J. DONAHOE II John J. Donahoe II President and Chief Executive Officer
Date:	July 25, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
/s/ JOHN J. DONAHOE II John J. Donahoe II	President and Chief Executive Officer	July 25, 2024
PRINCIPAL FINANCIAL OFFICER:
/s/ MATTHEW FRIEND Matthew Friend	Executive Vice President and Chief Financial Officer	July 25, 2024
PRINCIPAL ACCOUNTING OFFICER:
/s/ JOHANNA NIELSEN Johanna Nielsen	Vice President and Corporate Controller	July 25, 2024
DIRECTORS:
/s/ MARK G. PARKER Mark G. Parker	Director, Chairman of the Board	July 25, 2024
/s/ CATHLEEN A. BENKO Cathleen A. Benko	Director	July 25, 2024
/s/ TIMOTHY D. COOK Timothy D. Cook	Director	July 25, 2024
/s/ THASUNDA B. DUCKETT Thasunda B. Duckett	Director	July 25, 2024
/s/ MÓNICA GIL Mónica Gil	Director	July 25, 2024
/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	July 25, 2024
/s/ MARIA HENRY Maria Henry	Director	July 25, 2024
/s/ PETER B. HENRY Peter B. Henry	Director	July 25, 2024
/s/ TRAVIS A. KNIGHT Travis A. Knight	Director	July 25, 2024
/s/ MICHELLE A. PELUSO Michelle A. Peluso	Director	July 25, 2024
/s/ JOHN W. ROGERS, JR. John W. Rogers, Jr.	Director	July 25, 2024
/s/ ROBERT SWAN Robert Swan	Director	July 25, 2024

2024 FORM 10-K 100