Form 10-Q
period 2024-08-31
NIKE, Inc.
filed 2024-10-07
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2024

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of September 30, 2024, the number of shares of the Registrant's Common Stock outstanding were:
Class A	297,897,252
Class B	1,190,598,484
1,488,495,736

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED AUGUST 31,
(In millions, except per share data)	2024	2023
Revenues	$11,589	$12,939
Cost of sales	6,332	7,219
Gross profit	5,257	5,720
Demand creation expense	1,226	1,069
Operating overhead expense	2,822	3,047
Total selling and administrative expense	4,048	4,116
Interest expense (income), net	(43)	(34)
Other (income) expense, net	(55)	(10)
Income before income taxes	1,307	1,648
Income tax expense	256	198
NET INCOME	$1,051	$1,450
Earnings per common share:
Basic	$0.70	$0.95
Diluted	$0.70	$0.94
Weighted average common shares outstanding:
Basic	1,497.7	1,528.4
Diluted	1,502.0	1,543.3
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023
Net income	$1,051	$1,450
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	138	36
Change in net gains (losses) on cash flow hedges	(227)	(134)
Change in net gains (losses) on other	9	3
Total other comprehensive income (loss), net of tax	(80)	(95)
TOTAL COMPREHENSIVE INCOME	$971	$1,355
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	AUGUST 31,	MAY 31,
(In millions)	2024	2024
ASSETS
Current assets:
Cash and equivalents	$8,485	$9,860
Short-term investments	1,809	1,722
Accounts receivable, net	4,764	4,427
Inventories	8,253	7,519
Prepaid expenses and other current assets	1,729	1,854
Total current assets	25,040	25,382
Property, plant and equipment, net	4,948	5,000
Operating lease right-of-use assets, net	2,792	2,718
Identifiable intangible assets, net	259	259
Goodwill	240	240
Deferred income taxes and other assets	4,588	4,511
TOTAL ASSETS	$37,867	$38,110
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,000	$1,000
Notes payable	12	6
Accounts payable	3,357	2,851
Current portion of operating lease liabilities	491	477
Accrued liabilities	5,075	5,725
Income taxes payable	693	534
Total current liabilities	10,628	10,593
Long-term debt	7,998	7,903
Operating lease liabilities	2,625	2,566
Deferred income taxes and other liabilities	2,672	2,618
Commitments and contingencies (Note 11)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 298 and 298 shares outstanding	—	—
Class B — 1,193 and 1,205 shares outstanding	3	3
Capital in excess of stated value	13,557	13,409
Accumulated other comprehensive income (loss)	(27)	53
Retained earnings	411	965
Total shareholders' equity	13,944	14,430
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,867	$38,110
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023
Cash provided (used) by operations:
Net income	$1,051	$1,450
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	188	191
Deferred income taxes	(53)	(68)
Stock-based compensation	183	196
Amortization, impairment and other	(4)	(5)
Net foreign currency adjustments	(7)	(7)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(312)	(621)
(Increase) decrease in inventories	(679)	(263)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(265)	(225)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	292	(714)
Cash provided (used) by operations	394	(66)
Cash provided (used) by investing activities:
Purchases of short-term investments	(968)	(1,144)
Maturities of short-term investments	144	778
Sales of short-term investments	778	1,038
Additions to property, plant and equipment	(120)	(253)
Other investing activities	—	(1)
Cash provided (used) by investing activities	(166)	418
Cash provided (used) by financing activities:
Increase (decrease) in notes payable, net	6	—
Proceeds from exercise of stock options and other stock issuances	131	99
Repurchase of common stock	(1,184)	(1,133)
Dividends — common and preferred	(558)	(524)
Other financing activities	(17)	(41)
Cash provided (used) by financing activities	(1,622)	(1,599)
Effect of exchange rate changes on cash and equivalents	19	(16)
Net increase (decrease) in cash and equivalents	(1,375)	(1,263)
Cash and equivalents, beginning of period	9,860	7,441
CASH AND EQUIVALENTS, END OF PERIOD	$8,485	$6,178
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$48	$148
Dividends declared and not paid	554	519
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2024	298	$—	1,205	$3	$13,409	$53	$965	$14,430
Stock options exercised			3		124			124
Repurchase of Class B Common Stock			(15)		(132)		(1,061)	(1,193)
Dividends on common stock ($0.370 per share) and preferred stock at $0.10 per share							(554)	(554)
Issuance of shares to employees, net of shares withheld for employee taxes					(27)		10	(17)
Stock-based compensation					183			183
Net income							1,051	1,051
Other comprehensive income (loss)						(80)		(80)
Balance at August 31, 2024	298	$—	1,193	$3	$13,557	$(27)	$411	$13,944

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2023	305	$—	1,227	$3	$12,412	$231	$1,358	$14,004
Stock options exercised			2		106			106
Conversion to Class B Common Stock	(7)		7					—
Repurchase of Class B Common Stock			(10)		(85)		(1,047)	(1,132)
Dividends on common stock ($0.340 per share) and preferred stock at $0.10 per share							(519)	(519)
Issuance of shares to employees, net of shares withheld for employee taxes					(39)			(39)
Stock-based compensation					196			196
Net income							1,450	1,450
Other comprehensive income (loss)						(95)		(95)
Balance at August 31, 2023	298	$—	1,226	$3	$12,590	$136	$1,242	$13,971
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company" or "NIKE") and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2024, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2024 (the "Annual Report"). The results of operations for the three months ended August 31, 2024, are not necessarily indicative of results to be expected for the entire fiscal year.
RECENTLY ISSUED ACCOUNTING STANDARDS AND DISCLOSURE RULES
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses regularly provided to the chief operating decision maker and included within segment profit and loss. The amendments are effective for the Company's annual periods beginning June 1, 2024, and interim periods beginning June 1, 2025, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company's annual periods beginning June 1, 2025, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule would require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the final rule as a result of pending and legal challenges. The disclosure requirements would apply to the Company's fiscal year beginning June 1, 2025, pending resolution of the stay. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.

NOTE 2 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	AUGUST 31,	MAY 31,
(Dollars in millions)	2024	2024
Compensation and benefits, excluding taxes	$1,073	$1,291
Sales-related reserves	1,200	1,282
Dividends payable	559	563
Endorsement compensation	283	578
Other	1,960	2,011
TOTAL ACCRUED LIABILITIES	$5,075	$5,725

NOTE 3 — FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives, equity securities and available-for-sale debt securities.
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of August 31, 2024 and May 31, 2024, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	AUGUST 31, 2024
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,768	$1,768	$—
Level 1:
U.S. Treasury securities	1,194	13	1,181
Level 2:
Commercial paper and bonds	615	19	596
Money market funds	6,456	6,456	—
Time deposits	236	229	7
U.S. Agency securities	25	—	25
Total Level 2	7,332	6,704	628
TOTAL	$10,294	$8,485	$1,809

	MAY 31, 2024
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,222	$1,222	$—
Level 1:
U.S. Treasury securities	1,175	155	1,020
Level 2:
Commercial paper and bonds	591	17	574
Money market funds	8,119	8,119	—
Time deposits	440	347	93
U.S. Agency securities	35	—	35
Total Level 2	9,185	8,483	702
TOTAL	$11,582	$9,860	$1,722
As of August 31, 2024, the Company held $1,038 million of available-for-sale debt securities with maturity dates within one year and $771 million with maturity dates greater than one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $120 million and $99 million for the three months ended August 31, 2024 and 2023, respectively.

The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	AUGUST 31, 2024
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$175	$165	$10	$198	$167	$31
Interest rate swaps(1)	63	—	63	—	—	—
TOTAL	$238	$165	$73	$198	$167	$31
(1)If the derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $141 million as of August 31, 2024. As of that date, the Company received $34 million of cash collateral and $12 million of securities from various counterparties on the derivative asset balance and posted $45 million cash collateral on the derivative liability balance.

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
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts, debt issuance costs and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt was approximately $7,932 million at August 31, 2024 and $7,631 million at May 31, 2024.

NOTE 4 — INCOME TAXES
The effective tax rate was 19.6% and 12.0% for the three months ended August 31, 2024 and 2023, respectively. The increase in the Company's effective tax rate was primarily due to a one-time benefit recognized in the first three months of fiscal 2024 from the impact of temporary relief provided by the Internal Revenue Service ("IRS") relating to U.S. foreign tax credit regulations. On July 21, 2023, the IRS issued Notice 2023-55 which specifically delayed the application of certain U.S. foreign tax credit regulations that had previously limited the Company's ability to claim credits on certain foreign taxes for the fiscal year ended May 31, 2023. As a result of this guidance, the Company recognized a one-time tax benefit related to fiscal 2023 tax positions in the first three months of fiscal 2024.
The Organization for Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) have put forth Pillar Two proposals that ensure a minimal level of taxation. Several countries in which the Company operates, including several European Union member states, have adopted domestic legislation to implement the Inclusive Framework’s global corporate minimum tax rate of fifteen percent. This legislation became effective for the Company beginning June 1, 2024. Based on the Company’s current analysis of Pillar Two provisions, these tax law changes did not have a material impact on the Company's financial statements for the first three months of fiscal 2025 and are not expected to for fiscal 2025.
As of August 31, 2024, total gross unrecognized tax benefits, excluding related interest and penalties, were $999 million, $709 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2024, total gross unrecognized tax benefits, excluding related interest and penalties, were $990 million. As of August 31, 2024 and May 31, 2024, accrued interest and penalties related to uncertain tax positions were $346 million and $332 million, respectively, (excluding federal benefit) and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
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
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023
Stock options(1)	$71	$76
ESPPs	13	21
Restricted stock and restricted stock units(1)(2)	99	99
TOTAL STOCK-BASED COMPENSATION EXPENSE	$183	$196
(1)Expense for stock options includes the expense associated with stock appreciation rights.
(2)Expense for restricted stock units includes an immaterial amount of expense for PSUs.
STOCK OPTIONS
As of August 31, 2024, the Company had $324 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.4 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
As of August 31, 2024, the Company had $517 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.3 years.

NOTE 6 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share exclude restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an estimated additional 61.1 million and 33.7 million shares of common stock outstanding for the three months ended August 31, 2024 and 2023, respectively, because the awards were assumed to be anti-dilutive.

	THREE MONTHS ENDED AUGUST 31,
(In millions, except per share data)	2024	2023
Net income available to common stockholders	$1,051	$1,450
Determination of shares:
Weighted average common shares outstanding	1,497.7	1,528.4
Assumed conversion of dilutive stock options and awards	4.3	14.9
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,502.0	1,543.3
Earnings per common share:
Basic	$0.70	$0.95
Diluted	$0.70	$0.94

NOTE 7 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the three months ended August 31, 2024, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report.
The majority of derivatives outstanding as of August 31, 2024, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro, Chinese Yuan/U.S. Dollar and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	AUGUST 31,	MAY 31,
(Dollars in millions)		2024	2024
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$139	$269
Foreign exchange forwards and options	Deferred income taxes and other assets	10	44
Interest rate swaps	Deferred income taxes and other assets	63	—
Total derivatives formally designated as hedging instruments		212	313
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	26	30
Total derivatives not designated as hedging instruments		26	30
TOTAL DERIVATIVE ASSETS		$238	$343

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	AUGUST 31,	MAY 31,
(Dollars in millions)		2024	2024
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$161	$110
Foreign exchange forwards and options	Deferred income taxes and other liabilities	31	5
Interest rate swaps	Deferred income taxes and other liabilities	—	31
Total derivatives formally designated as hedging instruments		192	146
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	6	5
Total derivatives not designated as hedging instruments		6	5
TOTAL DERIVATIVE LIABILITIES		$198	$151

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED AUGUST 31,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED AUGUST 31,
	2024	2023		2024	2023
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(44)	$(18)	Revenues	$(21)	$1
Foreign exchange forwards and options	(98)	(2)	Cost of sales	70	86
Foreign exchange forwards and options	—	—	Demand creation expense	—	—
Foreign exchange forwards and options	(29)	(10)	Other (income) expense, net	30	35
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(2)
TOTAL DESIGNATED CASH FLOW HEDGES	$(171)	$(30)		$77	$120
(1)For the three months ended August 31, 2024 and 2023, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES		LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$—	$(27)	Other (income) expense, net
CASH FLOW HEDGES
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $16.6 billion and $16.2 billion as of August 31, 2024 and May 31, 2024, respectively. Approximately $63 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of August 31, 2024, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of August 31, 2024, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 27 months.
FAIR VALUE HEDGES
The total notional amount of outstanding interest rate swap contracts designated as fair value hedges was $1.8 billion as of August 31, 2024 and May 31, 2024.
UNDESIGNATED DERIVATIVE INSTRUMENTS
The total notional amount of outstanding undesignated derivative instruments was $3.8 billion and $4.4 billion as of August 31, 2024 and May 31, 2024, respectively.
CREDIT RISK
As of August 31, 2024, the Company was in compliance with all credit risk-related contingent features and considers the impact of the risk of counterparty default to be immaterial. For additional information related to the Company's derivative financial instruments and collateral, refer to Note 3 — Fair Value Measurements.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2024	$(256)	$247	$115	$(53)	$53
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	137	(151)	—	7	(7)
Reclassifications to net income of previously deferred (gains) losses(2)(3)	1	(76)	—	2	(73)
Total other comprehensive income (loss)	138	(227)	—	9	(80)
Balance at August 31, 2024	$(118)	$20	$115	$(44)	$(27)
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

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2023	$(253)	$431	$115	$(62)	$231
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	36	(23)	—	—	13
Reclassifications to net income of previously deferred (gains) losses(2)(3)	—	(111)	—	3	(108)
Total other comprehensive income (loss)	36	(134)	—	3	(95)
Balance at August 31, 2023	$(217)	$297	$115	$(59)	$136
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
For additional information related to the Company's cash flow hedges refer to Note 7 — Risk Management and Derivatives.

NOTE 9 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues disaggregated by reportable operating segment, major product line and distribution channel:

	THREE MONTHS ENDED AUGUST 31, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,212	$1,952	$1,246	$1,052	$—	$7,462	$436	$—	$7,898
Apparel	1,331	993	360	348	—	3,032	17	—	3,049
Equipment	283	198	60	62	—	603	12	—	615
Other	—	—	—	—	14	14	36	(23)	27
TOTAL REVENUES	$4,826	$3,143	$1,666	$1,462	$14	$11,111	$501	$(23)	$11,589
Revenues by:
Sales to Wholesale Customers	$2,475	$2,074	$971	$890	$—	$6,410	$275	$—	$6,685
Sales through Direct to Consumer	2,351	1,069	695	572	—	4,687	190	—	4,877
Other	—	—	—	—	14	14	36	(23)	27
TOTAL REVENUES	$4,826	$3,143	$1,666	$1,462	$14	$11,111	$501	$(23)	$11,589

	THREE MONTHS ENDED AUGUST 31, 2023
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,733	$2,260	$1,287	$1,141	$—	$8,421	$522	$—	$8,943
Apparel	1,479	1,137	401	371	—	3,388	20	—	3,408
Equipment	211	213	47	60	—	531	11	—	542
Other	—	—	—	—	13	13	35	(2)	46
TOTAL REVENUES	$5,423	$3,610	$1,735	$1,572	$13	$12,353	$588	$(2)	$12,939
Revenues by:
Sales to Wholesale Customers	$2,772	$2,379	$895	$937	$—	$6,983	$329	$—	$7,312
Sales through Direct to Consumer	2,651	1,231	840	635	—	5,357	224	—	5,581
Other	—	—	—	—	13	13	35	(2)	46
TOTAL REVENUES	$5,423	$3,610	$1,735	$1,572	$13	$12,353	$588	$(2)	$12,939
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
As of August 31, 2024 and May 31, 2024, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

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

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023
REVENUES
North America	$4,826	$5,423
Europe, Middle East & Africa	3,143	3,610
Greater China	1,666	1,735
Asia Pacific & Latin America	1,462	1,572
Global Brand Divisions	14	13
Total NIKE Brand	11,111	12,353
Converse	501	588
Corporate	(23)	(2)
TOTAL NIKE, INC. REVENUES	$11,589	$12,939
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,216	$1,434
Europe, Middle East & Africa	792	930
Greater China	502	525
Asia Pacific & Latin America	402	414
Global Brand Divisions	(1,227)	(1,205)
Converse	121	167
Corporate	(542)	(651)
Interest expense (income), net	(43)	(34)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,307	$1,648

	AUGUST 31,	MAY 31,
(Dollars in millions)	2024	2024
ACCOUNTS RECEIVABLE, NET
North America	$1,730	$1,723
Europe, Middle East & Africa	1,466	1,239
Greater China	426	327
Asia Pacific & Latin America	793	792
Global Brand Divisions	103	103
Total NIKE Brand	4,518	4,184
Converse	226	201
Corporate	20	42
TOTAL ACCOUNTS RECEIVABLE, NET	$4,764	$4,427
INVENTORIES
North America	$3,519	$3,134
Europe, Middle East & Africa	2,064	2,028
Greater China	1,234	1,070
Asia Pacific & Latin America	977	810
Global Brand Divisions	158	166
Total NIKE Brand	7,952	7,208
Converse	313	296
Corporate	(12)	15
TOTAL INVENTORIES(1)	$8,253	$7,519
(1)Inventories as of August 31, 2024 and May 31, 2024, were substantially all finished goods.

	AUGUST 31,	MAY 31,
(Dollars in millions)	2024	2024
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$716	$744
Europe, Middle East & Africa	1,121	1,089
Greater China	252	258
Asia Pacific & Latin America	292	282
Global Brand Divisions	807	842
Total NIKE Brand	3,188	3,215
Converse	23	27
Corporate	1,737	1,758
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,948	$5,000
NOTE 11 — COMMITMENTS AND CONTINGENCIES
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
NOTE 12 — RESTRUCTURING
During the third quarter of fiscal 2024, the Company announced a multi-year enterprise initiative designed to accelerate its future growth. As part of this initiative, management streamlined the organization which resulted in a net reduction in the Company's global workforce. During the three months ended August 31, 2024, the Company recognized an immaterial amount of pre-tax restructuring charges and made cash payments, primarily related to employee severance, of $217 million. Cash payments related to the restructuring are expected to be substantially paid by the end of the first half of fiscal 2025. As of August 31, 2024 and May 31, 2024, the amounts within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets related to the pre-tax restructuring charges were $56 million and $267 million, respectively.
NOTE 13 — SUPPLIER FINANCE PROGRAMS
Certain financial institutions offer voluntary supplier finance programs facilitated through a third-party platform that provide participating suppliers the option to finance valid payment obligations from the Company. The Company is not a party to agreements negotiated between participating suppliers and third-party financial institutions. The Company's obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in these programs and the Company does not provide guarantees to third parties in connection with these programs. As of August 31, 2024 and May 31, 2024, the Company had $970 million and $840 million, respectively, of outstanding supplier obligations confirmed as valid under these programs. These amounts are included within Accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
NIKE designs, develops, markets and sells athletic footwear, apparel, equipment, accessories and services worldwide. We are the largest seller of athletic footwear and apparel in the world. We sell our products through two distribution channels: NIKE Direct operations which are comprised of both NIKE-owned retail stores and sales through our digital platforms (also referred to as "NIKE Brand Digital") and to wholesale accounts, which include a mix of independent distributors, licensees and sales representatives in nearly all countries around the world. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment and accessories businesses.
Our strategy is to achieve sustainable, profitable long-term revenue growth by creating innovative, "must-have" products, building deep personal consumer connections with our brands and delivering compelling consumer experiences through digital platforms and at retail. We are focused on growing the entire marketplace by increasing investment to elevate and differentiate our brand experience within our wholesale partners while also continuing to invest in our NIKE Direct operations.
We have completed the implementation of a new Enterprise Resource Planning ("ERP") Platform in our Greater China and North America geographies as part of a global rollout integrating wholesale and NIKE Direct operations and enhancing supply chain and finance capabilities. As a result, beginning with the first quarter of fiscal 2025, we have removed the non-GAAP financial measure of wholesale equivalent revenues. There is no change to our reported revenues or gross margin. We will continue to invest in the global rollout of the ERP Platform in our remaining geographies to serve our consumers at speed and scale.
QUARTERLY FINANCIAL HIGHLIGHTS
•NIKE, Inc. Revenues for the first quarter of fiscal 2025 were $11.6 billion compared to $12.9 billion for the first quarter of fiscal 2024
•NIKE Direct revenues were $4.7 billion for the first quarter of fiscal 2025 compared to $5.4 billion for the first quarter of fiscal 2024, and represented approximately 42% of total NIKE Brand revenues
•NIKE Brand wholesale revenues were $6.4 billion for the first quarter of fiscal 2025 compared to $7.0 billion for the first quarter of fiscal 2024
•Gross margin for the first quarter of fiscal 2025 increased 120 basis points to 45.4%, primarily due to lower NIKE Brand product costs, lower warehousing and logistics costs, and benefits from strategic pricing actions from the prior year
•Inventories as of August 31, 2024, were $8.3 billion, an increase of 10% compared to May 31, 2024, primarily driven by an increase in units
•We returned approximately $1.8 billion to our shareholders in the first quarter of fiscal 2025 through share repurchases and dividends
CURRENT ECONOMIC CONDITIONS AND OTHER FACTORS IMPACTING OUR BUSINESS
The operating environment could remain volatile in fiscal 2025 as the risk remains that the factors discussed below, among others, could have a material adverse impact on our future revenue growth as well as overall profitability.
•Consumer Spending: During the first quarter of fiscal 2025, consumers continued to spend more cautiously as macroeconomic and geopolitical conditions remain uncertain. We will continue to closely monitor these conditions and their impacts on consumer spending behavior.
•Product Portfolio Management: We are reducing the supply of certain footwear products as we scale new and innovative products across the marketplace and rebalance our footwear portfolio. This had a negative impact on our revenues in the first quarter of fiscal 2025.
•Marketplace Management: We are creating a more balanced channel mix as we move product from our NIKE Direct operations to our wholesale partners to ensure our products are in the path of the consumer. In the first quarter of fiscal 2025, we experienced a decline in traffic across NIKE Brand Digital and our retail stores which negatively impacted our revenues.
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
Earnings Before Interest and Taxes ("EBIT"): Calculated as Net income before Interest expense (income), net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income. Total NIKE, Inc. EBIT for the three months ended August 31, 2024 and August 31, 2023 are as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023
Net income	$1,051	$1,450
Add: Interest expense (income), net	(43)	(34)
Add: Income tax expense	256	198
Earnings before interest and taxes	$1,264	$1,614
EBIT margin: Calculated as total NIKE, Inc. EBIT divided by total NIKE, Inc. Revenues. Our EBIT margin calculation for the three months ended August 31, 2024 and August 31, 2023 are as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023
Numerator
Earnings before interest and taxes	$1,264	$1,614
Denominator
Total NIKE, Inc. Revenues	$11,589	$12,939
EBIT margin	10.9%	12.5%
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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions, except per share data)	2024	2023	% CHANGE
Revenues	$11,589	$12,939	-10%
Cost of sales	6,332	7,219	-12%
Gross profit	5,257	5,720	-8%
Gross margin	45.4%	44.2%
Demand creation expense	1,226	1,069	15%
Operating overhead expense	2,822	3,047	-7%
Total selling and administrative expense	4,048	4,116	-2%
% of revenues	34.9%	31.8%
Interest expense (income), net	(43)	(34)	—
Other (income) expense, net	(55)	(10)	—
Income before income taxes	1,307	1,648	-21%
Income tax expense	256	198	29%
Effective tax rate	19.6%	12.0%
NET INCOME	$1,051	$1,450	-28%
Diluted earnings per common share	$0.70	$0.94	-26%
CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$7,462	$8,421	-11%	-10%
Apparel	3,032	3,388	-11%	-9%
Equipment	603	531	14%	15%
Global Brand Divisions(2)	14	13	8%	20%
Total NIKE Brand Revenues	11,111	12,353	-10%	-9%
Converse	501	588	-15%	-14%
Corporate(3)	(23)	(2)	—	—
TOTAL NIKE, INC. REVENUES	$11,589	$12,939	-10%	-9%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,410	$6,983	-8%	-7%
Sales through NIKE Direct	4,687	5,357	-13%	-12%
Global Brand Divisions(2)	14	13	8%	20%
TOTAL NIKE BRAND REVENUES	$11,111	$12,353	-10%	-9%
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

FIRST QUARTER OF FISCAL 2025 COMPARED TO FIRST QUARTER OF FISCAL 2024
•NIKE, Inc. Revenues for the first quarter of fiscal 2025 were $11.6 billion compared to $12.9 billion for the first quarter of fiscal 2024. On a currency-neutral basis, NIKE, Inc. revenues decreased 9%, as lower revenues in North America, Europe, Middle East & Africa ("EMEA") and Converse reduced NIKE, Inc. Revenues by approximately 5, 3 and 1 percentage points, respectively.
•NIKE Brand revenues, which represented over 90% of NIKE, Inc. Revenues, decreased 10% on a reported basis and 9% on a currency-neutral basis. The decrease on a currency-neutral basis, was due to lower revenues in Men's, Women's, the Jordan Brand and Kids'.
•NIKE Brand footwear revenues decreased 10% on a currency-neutral basis. Unit sales of footwear decreased 10%, while average selling price ("ASP") per pair was flat as strategic pricing actions were offset by changes in channel mix and higher discounts.
•NIKE Brand apparel revenues decreased 9% on a currency-neutral basis. Unit sales of apparel decreased 12%, while higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to lower discounts and strategic pricing actions.
•NIKE Brand wholesale revenues decreased 8% and 7% compared to the first quarter of fiscal 2024, on a reported and currency-neutral basis, respectively. The decrease on a currency-neutral basis was driven by lower revenues in EMEA, North America and Asia Pacific & Latin America ("APLA"), partially offset by higher revenues in Greater China.
•NIKE Direct revenues were $4.7 billion in the first quarter of fiscal 2025, compared to $5.4 billion for the first quarter of fiscal 2024. NIKE Brand Digital sales were $2.3 billion for the first quarter of fiscal 2025 compared to $2.9 billion for the first quarter of fiscal 2024. On a currency-neutral basis, NIKE Direct revenues decreased 12%, primarily due to NIKE Brand Digital sales declines of 20%. Comparable store sales were flat compared to the first quarter of fiscal 2024. For additional information regarding comparable store sales, including the definition, see "Comparable Store Sales".
GROSS MARGIN

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023	% CHANGE
Gross profit	$5,257	$5,720	-8%
Gross margin	45.4%	44.2%	120 bps
FIRST QUARTER OF FISCAL 2025 COMPARED TO FIRST QUARTER OF FISCAL 2024
For the first quarter of fiscal 2025, our consolidated gross margin was 120 basis points higher than the prior year due to:
•Lower NIKE Brand product costs (increasing gross margin approximately 120 basis points), primarily due to lower ocean freight rates and lower product input costs;
•Lower warehousing and logistics costs (increasing gross margin approximately 50 basis points); and
•Higher NIKE Brand ASP (increasing gross margin approximately 40 basis points), primarily due to benefits from strategic pricing actions from the prior year, partially offset by changes in channel mix.
This was partially offset by:
•Higher other costs (decreasing gross margin approximately 60 basis points), in part due to higher inventory obsolescence reserves.

TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023	% CHANGE
Demand creation expense(1)	$1,226	$1,069	15%
Operating overhead expense(2)	2,822	3,047	-7%
Total selling and administrative expense	$4,048	$4,116	-2%
% of revenues	34.9%	31.8%	310 bps
(1)Demand creation expense consists of brand marketing expense, including advertising and promotion costs such as production and media costs, digital marketing expense, brand events and retail brand presentation costs, and sports marketing expense, including expenses related to endorsement contracts, complimentary product and sports marketing events.
(2)Operating overhead expense consists primarily of wage and benefit-related expenses and other administrative expenses, such as research and development costs, bad debt expense, rent, depreciation and amortization and costs related to professional services, certain technology investments, meetings and travel.
FIRST QUARTER OF FISCAL 2025 COMPARED TO FIRST QUARTER OF FISCAL 2024
Demand creation expense increased 15% primarily due to an increase in brand marketing expense, reflecting investment in key sports events. Changes in foreign currency exchange rates did not have a material impact on Demand creation expense.
Operating overhead expense decreased 7% primarily due to lower wage-related expenses and lower other administrative costs. Changes in foreign currency exchange rates did not have a material impact on Operating overhead expense.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023
Other (income) expense, net	$(55)	$(10)
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions outside the normal course of business.
For the first quarter of fiscal 2025, Other (income) expense, net increased from $10 million to $55 million of other income, net, primarily due to a net favorable change in foreign currency conversion gains and losses, including hedges.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had an unfavorable impact of $12 million on our Income before income taxes for the first quarter of fiscal 2025.
INCOME TAXES

	THREE MONTHS ENDED AUGUST 31,
	2024	2023	% CHANGE
Effective tax rate	19.6%	12.0%	760 bps
Our effective tax rate was 19.6% for the first quarter of fiscal 2025, compared to 12.0% for the first quarter of fiscal 2024, primarily due to a one-time benefit in the first quarter of fiscal 2024 provided by the delay of the effective date of certain U.S. foreign tax credit regulations.
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
The breakdown of Revenues is as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$4,826	$5,423	-11%	-11%
Europe, Middle East & Africa	3,143	3,610	-13%	-12%
Greater China	1,666	1,735	-4%	-3%
Asia Pacific & Latin America	1,462	1,572	-7%	-2%
Global Brand Divisions(2)	14	13	8%	20%
TOTAL NIKE BRAND	11,111	12,353	-10%	-9%
Converse	501	588	-15%	-14%
Corporate(3)	(23)	(2)	—	—
TOTAL NIKE, INC. REVENUES	$11,589	$12,939	-10%	-9%
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
The breakdown of EBIT is as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023	% CHANGE
North America	$1,216	$1,434	-15%
Europe, Middle East & Africa	792	930	-15%
Greater China	502	525	-4%
Asia Pacific & Latin America	402	414	-3%
Global Brand Divisions	(1,227)	(1,205)	-2%
TOTAL NIKE BRAND(1)	1,685	2,098	-20%
Converse	121	167	-28%
Corporate	(542)	(651)	17%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	1,264	1,614	-22%
EBIT margin(1)	10.9%	12.5%
Interest expense (income), net	(43)	(34)	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,307	$1,648	-21%
(1)    Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT margin represent non-GAAP financial measures. For additional information, see "Use of Non-GAAP Financial Measures".

NORTH AMERICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$3,212	$3,733	-14%	-14%
Apparel	1,331	1,479	-10%	-10%
Equipment	283	211	34%	34%
TOTAL REVENUES	$4,826	$5,423	-11%	-11%
Revenues by:
Sales to Wholesale Customers	$2,475	$2,772	-11%	-11%
Sales through NIKE Direct	2,351	2,651	-11%	-11%
TOTAL REVENUES	$4,826	$5,423	-11%	-11%
EARNINGS BEFORE INTEREST AND TAXES	$1,216	$1,434	-15%
FIRST QUARTER OF FISCAL 2025 COMPARED TO FIRST QUARTER OF FISCAL 2024
•North America revenues decreased 11% on a currency-neutral basis due to lower revenues in Men's, Women's, the Jordan Brand and Kids'. Wholesale revenues decreased 11%. NIKE Direct revenues decreased 11%, primarily due to digital sales declines of 15%, partially offset by comparable store sales growth of 1%.
•Footwear revenues decreased 14% on a currency-neutral basis. Unit sales of footwear decreased 15%, while higher ASP per pair contributed approximately 1 percentage point of footwear revenue growth. Higher ASP per pair was primarily due to strategic pricing actions, partially offset by higher discounts.
•Apparel revenues decreased 10% on a currency-neutral basis. Unit sales of apparel decreased 12%, while higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to lower discounts and strategic pricing actions.
Reported EBIT decreased 15% reflecting lower revenues and the following:
•Gross margin expansion of 180 basis points primarily due to lower product costs, as well as lower warehousing and logistics costs.
•Selling and administrative expense increase of 4% driven by higher demand creation expense, partially offset by lower operating overhead expense. The increase in demand creation expense was primarily due to higher brand marketing expense, reflecting investment in key sports events. The decrease in operating overhead expense was primarily due to lower wage-related expenses and other administrative costs.
EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,952	$2,260	-14%	-12%
Apparel	993	1,137	-13%	-11%
Equipment	198	213	-7%	-6%
TOTAL REVENUES	$3,143	$3,610	-13%	-12%
Revenues by:
Sales to Wholesale Customers	$2,074	$2,379	-13%	-11%
Sales through NIKE Direct	1,069	1,231	-13%	-12%
TOTAL REVENUES	$3,143	$3,610	-13%	-12%
EARNINGS BEFORE INTEREST AND TAXES	$792	$930	-15%

FIRST QUARTER OF FISCAL 2025 COMPARED TO FIRST QUARTER OF FISCAL 2024
•EMEA revenues decreased 12% on a currency-neutral basis due to lower revenues in Men's, Women's, the Jordan Brand and Kids'. Wholesale revenues decreased 11%. NIKE Direct revenues decreased 12%, due to digital sales declines of 24%, partially offset by comparable store sales growth of 2% and the addition of new stores.
•Footwear revenues decreased 12% on a currency-neutral basis. Unit sales of footwear decreased 13%, while higher ASP per pair contributed approximately 1 percentage point of footwear revenue growth. Higher ASP per pair was primarily due to strategic pricing actions, partially offset by changes in channel mix and higher discounts.
•Apparel revenues decreased 11% on a currency-neutral basis. Unit sales of apparel decreased 12%, while higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth. Higher ASP per unit was primarily due to lower discounts.
Reported EBIT decreased 15% reflecting lower revenues and the following:
•Gross margin expansion of 190 basis points primarily due to lower product costs, reflecting lower ocean freight rates, and lower warehousing and logistics costs, partially offset by unfavorable changes in standard foreign currency exchange rates.
•Selling and administrative expense decrease of 2% driven by lower operating overhead expense, partially offset by higher demand creation expense. The decrease in operating overhead expense was primarily due to lower wage-related expense, lower other administrative costs and favorable changes in foreign currency exchange rates. The increase in demand creation expense was primarily due to higher brand marketing expense, reflecting investment in key sports events, partially offset by lower sports marketing expense and favorable changes in foreign currency exchange rates.
GREATER CHINA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,246	$1,287	-3%	-2%
Apparel	360	401	-10%	-9%
Equipment	60	47	28%	29%
TOTAL REVENUES	$1,666	$1,735	-4%	-3%
Revenues by:
Sales to Wholesale Customers	$971	$895	8%	10%
Sales through NIKE Direct	695	840	-17%	-16%
TOTAL REVENUES	$1,666	$1,735	-4%	-3%
EARNINGS BEFORE INTEREST AND TAXES	$502	$525	-4%
FIRST QUARTER OF FISCAL 2025 COMPARED TO FIRST QUARTER OF FISCAL 2024
•Greater China revenues decreased 3% on a currency-neutral basis, primarily due to lower revenues in the Jordan Brand. Wholesale revenues increased 10%. NIKE Direct revenues decreased 16% due to digital sales declines of 34% and comparable store sales declines of 8%, partially offset by growth in non-comparable store sales.
•Footwear revenues decreased 2% on a currency-neutral basis. Unit sales of footwear decreased 1%, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to changes in channel mix and higher discounts, partially offset by strategic pricing actions.
•Apparel revenues decreased 9% on a currency-neutral basis. Unit sales of apparel decreased 15%, while higher ASP per unit contributed approximately 6 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to strategic pricing actions.

Reported EBIT decreased 4% reflecting lower revenues and the following:
•Gross margin contraction of approximately 170 basis points, largely due to unfavorable changes in standard foreign currency exchange rates, higher product costs and higher other costs, in part due to higher inventory obsolescence reserves. This was partially offset by higher ASP, primarily due to strategic pricing actions, partially offset by changes in channel mix.
•Selling and administrative expense decrease of 5% primarily due to lower operating overhead expense, partially offset by higher demand creation expense. Operating overhead expense decreased due to lower other administrative costs, lower wage-related expenses and favorable changes in foreign currency exchange rates. Demand creation expense increased due to higher brand marketing expense, reflecting investment in key sports events.
ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,052	$1,141	-8%	-3%
Apparel	348	371	-6%	-2%
Equipment	62	60	3%	9%
TOTAL REVENUES	$1,462	$1,572	-7%	-2%
Revenues by:
Sales to Wholesale Customers	$890	$937	-5%	-1%
Sales through NIKE Direct	572	635	-10%	-4%
TOTAL REVENUES	$1,462	$1,572	-7%	-2%
EARNINGS BEFORE INTEREST AND TAXES	$402	$414	-3%
FIRST QUARTER OF FISCAL 2025 COMPARED TO FIRST QUARTER OF FISCAL 2024
•APLA revenues decreased 2% on a currency-neutral basis due to lower revenues in Korea, Pacific, Central and South America ("CASA") and Japan, partially offset by higher revenues in Mexico. APLA revenues decreased due to lower revenues in Men's, the Jordan Brand and Women's, partially offset by higher revenues in Kids'. Wholesale revenues decreased 1%. NIKE Direct revenues decreased 4% due to digital sales declines of 15%, partially offset by comparable store sales growth of 8% and the addition of new stores.
•Footwear revenues decreased 3% on a currency-neutral basis. Unit sales of footwear decreased 4%, while higher ASP per pair contributed approximately 1 percentage point of footwear revenue growth. Higher ASP per pair was primarily due to strategic pricing actions, partially offset by higher discounts and changes in channel mix.
•Apparel revenues decreased 2% on a currency-neutral basis. Unit sales of apparel decreased 6%, while higher ASP per unit contributed approximately 4 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to strategic pricing actions.
Reported EBIT decreased 3% reflecting lower revenues and the following:
•Gross margin expansion of approximately 20 basis points primarily due to higher ASP, due to strategic pricing actions, partially offset by higher discounts and changes in channel mix. This was partially offset by higher product costs, primarily due to higher product input costs.
•Selling and administrative expense decrease of 11% due to lower demand creation expense and lower operating overhead expense. Demand creation expense decreased primarily due to lower brand marketing expense, lower sports marketing expense and favorable changes in foreign currency exchange rates. Operating overhead expense decreased primarily due to favorable changes in foreign currency exchange rates and lower wage-related expenses.

GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$14	$13	8%	20%
Earnings (Loss) Before Interest and Taxes	$(1,227)	$(1,205)	-2%
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
FIRST QUARTER OF FISCAL 2025 COMPARED TO FIRST QUARTER OF FISCAL 2024
Global Brand Divisions' loss before interest and taxes increased 2% in part due to higher demand creation expense, partially offset by lower operating overhead expense. The increase in demand creation expense was primarily due to increased brand marketing expense, reflecting investment in key sports events and sports marketing expense. Lower operating overhead expense was primarily due to lower wage-related expenses.
CONVERSE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$436	$522	-16%	-16%
Apparel	17	20	-15%	13%
Equipment	12	11	9%	19%
Other(1)	36	35	3%	5%
TOTAL REVENUES	$501	$588	-15%	-14%
Revenues by:
Sales to Wholesale Customers	$275	$329	-16%	-16%
Sales through Direct to Consumer	190	224	-15%	-15%
Other(1)	36	35	3%	5%
TOTAL REVENUES	$501	$588	-15%	-14%
EARNINGS BEFORE INTEREST AND TAXES	$121	$167	-28%
(1)Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights.
FIRST QUARTER OF FISCAL 2025 COMPARED TO FIRST QUARTER OF FISCAL 2024
•Converse revenues decreased 14% on a currency-neutral basis driven by revenue declines in all territories. Unit sales decreased 11%, driven primarily by a decrease in wholesale, while ASP decreased 3% reflecting higher discounts in direct to consumer.
•Wholesale revenues decreased 16% on a currency-neutral basis, as declines in Western Europe and Asia were partially offset by growth in North America.
•Direct to consumer revenues decreased 15% on a currency-neutral basis due to reduced traffic in all territories and lower ASP due to higher discounts.

Reported EBIT decreased 28% reflecting lower revenues and the following:
•Gross margin contraction of approximately 50 basis points primarily due to lower ASP, higher logistics costs and unfavorable changes in standard foreign currency exchange rates. This was partially offset by lower product costs, lower other costs and growth in licensee revenues.
•Selling and administrative expense decrease of 2% primarily due to lower operating overhead expense, partially offset by higher demand creation expense. Operating overhead expense decreased primarily due to lower wage-related expenses and lower other administrative costs. Demand creation expense increased due to higher brand marketing expense.
CORPORATE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2024	2023	% CHANGE
Revenues	$(23)	$(2)	—
Earnings (Loss) Before Interest and Taxes	$(542)	$(651)	17%
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
FIRST QUARTER OF FISCAL 2025 COMPARED TO FIRST QUARTER OF FISCAL 2024
Corporate's loss before interest and taxes decreased $109 million for the first quarter of fiscal 2025, primarily due to the following:
•a favorable change of $63 million primarily related to lower wage-related expenses, reported as a component of consolidated Operating overhead expense;
•a favorable change of $28 million primarily related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and
•a favorable change of $18 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the three months ended August 31, 2024, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K for the fiscal year ended May 31, 2024 (the "Annual Report").
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

TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $159 million for the three months ended August 31, 2024. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $40 million for the three months ended August 31, 2024.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $12 million on our Income before income taxes for the three months ended August 31, 2024.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $394 million for the first three months of fiscal 2025 compared to an outflow of $66 million for the first three months of fiscal 2024. Net income, adjusted for non-cash items, generated $1,358 million of operating cash inflow for the first three months of fiscal 2025, compared to $1,757 million for the first three months of fiscal 2024. The net change in certain working capital components and other assets and liabilities resulted in a decrease to Cash provided (used) by operations of $964 million for the first three months of fiscal 2025 compared to a decrease of $1,823 million for the first three months of fiscal 2024. This net change was primarily impacted by favorable changes to Accounts payable due to the timing of payments, partially offset by unfavorable changes in Inventories due to increased inventory purchases.
Cash provided (used) by investing activities was an outflow of $166 million for the first three months of fiscal 2025, compared to an inflow of $418 million for the first three months of fiscal 2024, primarily driven by the net change in short-term investments (including sales, maturities and purchases). For the first three months of fiscal 2025, the net change in short-term investments resulted in a cash outflow of $46 million compared to a cash inflow of $672 million for the first three months of fiscal 2024.
Cash provided (used) by financing activities was an outflow of $1,622 million for the first three months of fiscal 2025 compared to an outflow $1,599 million for the first three months of fiscal 2024. The increased outflow was driven by higher share repurchases of $1,184 million in the first three months of fiscal 2025 compared to $1,133 million in the first three months of fiscal 2024, and higher dividend payments of $558 million in the first three months of fiscal 2025 compared to $524 million in the first three months of fiscal 2024.
During the first three months of fiscal 2025, we repurchased a total of 14.8 million shares of NIKE's Class B Common Stock for $1,193 million (an average price of $80.60 per share) under the four-year, $18 billion share repurchase plan authorized by the Board of Directors in June 2022. As of August 31, 2024, we have repurchased 99.7 million shares at a cost of approximately $10.2 billion (an average price of $102.78 per share) under this $18 billion share repurchase program. We continue to expect funding of share repurchases will come from operating cash flows. The timing and the amount of share repurchases will be dictated by our capital needs and stock market conditions.

CAPITAL RESOURCES
On July 21, 2022, we filed a shelf registration statement (the "Shelf") with the U.S. Securities and Exchange Commission (the "SEC") which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 21, 2025.
As of August 31, 2024, our committed credit facilities were unchanged from the information previously reported within the Annual Report. We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes. As of August 31, 2024, we were in full compliance with the covenants under our facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future. As of August 31, 2024 and May 31, 2024, no amounts were outstanding under our committed credit facilities.
Liquidity is also provided by our $3 billion commercial paper program. As of and for the three months ended August 31, 2024, we did not have any borrowings outstanding under our $3 billion program. We may issue commercial paper or other debt securities depending on general corporate needs.
To date, in fiscal 2025, we have not experienced difficulty accessing the capital or credit markets; however, future volatility may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of August 31, 2024, we had Cash and equivalents and Short-term investments totaling $10.3 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of August 31, 2024, the weighted average days to maturity of our cash equivalents and short-term investments portfolio was 85 days.
We believe that existing Cash and equivalents, Short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.
There have been no significant changes to the material cash requirements reported within the Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS
As of August 31, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the information previously reported under Part II, Item 7A within our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2024.
During the first quarter of fiscal 2025, we implemented a new ERP Platform in our North America geography. As a result, there were changes to certain processes which resulted in changes to our internal control over financial reporting. For a discussion of risks related to the implementation of new systems, see Part 1, Item 1A, Risk Factors, in the Company’s most recent Annual Report on Form 10-K.
There have not been any other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating or financial results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: risks relating to our executive transition, risks relating to our multi-year enterprise initiative, including the risk that NIKE is not able to identify opportunities to deliver anticipated cost savings, risks related to any delays in the timing for implementing the initiative or potential disruptions to NIKE's business or operations as it executes on the initiative, and other factors that may cause NIKE to be unable to achieve the expected benefits of the initiative; intense competition among designers, marketers, distributors and sellers of athletic or leisure footwear, apparel and equipment for consumers and endorsers; NIKE's ability to successfully innovate and compete in various categories; new product development and innovation; demographic changes; changes in consumer preferences and channel mix; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting, and responding to changes in consumer preferences, consumer demand for NIKE products, changes in channel mix and the various market factors described above; the size and growth of the overall athletic or leisure footwear, apparel and equipment markets; international, national and local political, civil, economic and market conditions, including high and increasing inflation and interest rates; our ability to execute on our sustainability strategy and achieve our sustainability-related goals and targets, including sustainable product offerings; difficulties in implementing, operating and maintaining NIKE's increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products; increases in the cost of materials, labor and energy used to manufacture products; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity and an inability to maintain NIKE's reputation and brand image, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE's debt ratings; changes in business strategy or development plans; general risks associated with doing business outside of the United States, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, sanctions, political and economic instability, conflicts and terrorism; the potential impact of new and existing laws, regulations or policy, including, without limitation, tariffs, import/export, trade, wage and hour or labor and immigration regulations or policies; changes in government regulations; the impact of, including business and legal developments relating to, climate change, extreme weather conditions and natural disasters; litigation, regulatory proceedings, sanctions or any other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel or our corporate culture, values or purpose; the effects of NIKE's decision to invest in or divest of businesses or capabilities; health epidemics, pandemics and similar outbreaks; and other factors referenced or incorporated by reference in this report and other reports.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 11 — Commitments and Contingencies within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2022, the Board of Directors approved a four-year, $18 billion share repurchase program. As of August 31, 2024, the Company had repurchased 99.7 million shares at an average price of $102.78 per share for a total approximate cost of $10.2 billion under the program.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended August 31, 2024:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN OR PROGRAM (IN MILLIONS)
June 1 - June 30, 2024	3,256,769	$94.11	$8,638
July 1 - July 31, 2024	6,159,134	$74.19	$8,181
August 1 - August 31, 2024	5,388,115	$79.76	$7,752
	14,804,018	$80.60

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended August 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Sixth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed September 20, 2024).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Sixth Amended and Restated Bylaws (see Exhibit 3.2).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certification of Chief Executive Officer.
32.2†	Section 1350 Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
† Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC. an Oregon Corporation
By:	/s/ MATTHEW FRIEND Matthew Friend Chief Financial Officer and Authorized Officer
Date:	October 7, 2024