Form 10-Q
period 2024-11-30
NIKE, Inc.
filed 2025-01-03
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2024

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of December 27, 2024, the number of shares of the Registrant's Common Stock outstanding were:
Class A	297,887,752
Class B	1,181,239,135
1,479,126,887

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenues	$12,354	$13,388	$23,943	$26,327
Cost of sales	6,965	7,417	13,297	14,636
Gross profit	5,389	5,971	10,646	11,691
Demand creation expense	1,122	1,114	2,348	2,183
Operating overhead expense	2,883	3,032	5,705	6,079
Total selling and administrative expense	4,005	4,146	8,053	8,262
Interest expense (income), net	(24)	(22)	(67)	(56)
Other (income) expense, net	(8)	(75)	(63)	(85)
Income before income taxes	1,416	1,922	2,723	3,570
Income tax expense	253	344	509	542
NET INCOME	$1,163	$1,578	$2,214	$3,028
Earnings per common share:
Basic	$0.78	$1.04	$1.48	$1.99
Diluted	$0.78	$1.03	$1.48	$1.97
Weighted average common shares outstanding:
Basic	1,486.8	1,520.8	1,492.3	1,524.6
Diluted	1,490.0	1,532.1	1,495.9	1,537.7
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	2024	2023
Net income	$1,163	$1,578	$2,214	$3,028
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(224)	39	(86)	75
Change in net gains (losses) on cash flow hedges	450	(55)	223	(189)
Change in net gains (losses) on other	3	1	12	4
Total other comprehensive income (loss), net of tax	229	(15)	149	(110)
TOTAL COMPREHENSIVE INCOME	$1,392	$1,563	$2,363	$2,918
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	NOVEMBER 30,	MAY 31,
(In millions)	2024	2024
ASSETS
Current assets:
Cash and equivalents	$7,979	$9,860
Short-term investments	1,782	1,722
Accounts receivable, net	5,302	4,427
Inventories	7,981	7,519
Prepaid expenses and other current assets	1,936	1,854
Total current assets	24,980	25,382
Property, plant and equipment, net	4,857	5,000
Operating lease right-of-use assets, net	2,736	2,718
Identifiable intangible assets, net	259	259
Goodwill	240	240
Deferred income taxes and other assets	4,887	4,511
TOTAL ASSETS	$37,959	$38,110
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,000	$1,000
Notes payable	49	6
Accounts payable	3,255	2,851
Current portion of operating lease liabilities	481	477
Accrued liabilities	5,694	5,725
Income taxes payable	767	534
Total current liabilities	11,246	10,593
Long-term debt	7,973	7,903
Operating lease liabilities	2,562	2,566
Deferred income taxes and other liabilities	2,141	2,618
Commitments and contingencies (Note 11)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 298 and 298 shares outstanding	—	—
Class B — 1,184 and 1,205 shares outstanding	3	3
Capital in excess of stated value	13,778	13,409
Accumulated other comprehensive income (loss)	202	53
Retained earnings	54	965
Total shareholders' equity	14,037	14,430
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,959	$38,110
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023
Cash provided (used) by operations:
Net income	$2,214	$3,028
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	378	382
Deferred income taxes	(188)	(144)
Stock-based compensation	375	402
Amortization, impairment and other	(9)	(12)
Net foreign currency adjustments	54	(43)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(943)	(649)
(Increase) decrease in inventories	(547)	493
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	140	(394)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(31)	(312)
Cash provided (used) by operations	1,443	2,751
Cash provided (used) by investing activities:
Purchases of short-term investments	(2,084)	(2,206)
Maturities of short-term investments	197	1,477
Sales of short-term investments	1,886	2,072
Additions to property, plant and equipment	(249)	(458)
Other investing activities	10	(10)
Cash provided (used) by investing activities	(240)	875
Cash provided (used) by financing activities:
Increase (decrease) in notes payable, net	43	—
Proceeds from exercise of stock options and other stock issuances	345	327
Repurchase of common stock	(2,280)	(2,331)
Dividends — common and preferred	(1,115)	(1,047)
Other financing activities	(63)	(100)
Cash provided (used) by financing activities	(3,070)	(3,151)
Effect of exchange rate changes on cash and equivalents	(14)	3
Net increase (decrease) in cash and equivalents	(1,881)	478
Cash and equivalents, beginning of period	9,860	7,441
CASH AND EQUIVALENTS, END OF PERIOD	$7,979	$7,919
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$85	$165
Dividends declared and not paid	597	565
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at August 31, 2024	298	$—	1,193	$3	$13,557	$(27)	$411	$13,944
Stock options exercised			1		95			95
Repurchase of Class B Common Stock			(13)		(119)		(942)	(1,061)
Dividends on common stock ($0.400 per share)							(597)	(597)
Issuance of shares to employees, net of shares withheld for employee taxes			3		53		19	72
Stock-based compensation					192			192
Net income							1,163	1,163
Other comprehensive income (loss)						229		229
Balance at November 30, 2024	298	$—	1,184	$3	$13,778	$202	$54	$14,037

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at August 31, 2023	298	$—	1,226	$3	$12,590	$136	$1,242	$13,971
Stock options exercised			2		106			106
Repurchase of Class B Common Stock			(12)		(99)		(1,110)	(1,209)
Dividends on common stock ($0.370 per share)							(565)	(565)
Issuance of shares to employees, net of shares withheld for employee taxes			3		68		6	74
Stock-based compensation					206			206
Net income							1,578	1,578
Other comprehensive income (loss)						(15)		(15)
Balance at November 30, 2023	298	$—	1,219	$3	$12,871	$121	$1,151	$14,146

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2024	298	$—	1,205	$3	$13,409	$53	$965	$14,430
Stock options exercised			4		219			219
Repurchase of Class B Common Stock			(28)		(251)		(2,003)	(2,254)
Dividends on common stock ($0.770 per share) and preferred stock ($0.10 per share)							(1,151)	(1,151)
Issuance of shares to employees, net of shares withheld for employee taxes			3		26		29	55
Stock-based compensation					375			375
Net income							2,214	2,214
Other comprehensive income (loss)						149		149
Balance at November 30, 2024	298	$—	1,184	$3	$13,778	$202	$54	$14,037

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2023	305	$—	1,227	$3	$12,412	$231	$1,358	$14,004
Stock options exercised			4		212			212
Conversion to Class B Common Stock	(7)		7					—
Repurchase of Class B Common Stock			(22)		(184)		(2,157)	(2,341)
Dividends on common stock ($0.710 per share) and preferred stock ($0.10 per share)							(1,084)	(1,084)
Issuance of shares to employees, net of shares withheld for employee taxes			3		29		6	35
Stock-based compensation					402			402
Net income							3,028	3,028
Other comprehensive income (loss)						(110)		(110)
Balance at November 30, 2023	298	$—	1,219	$3	$12,871	$121	$1,151	$14,146
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company" or "NIKE") and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2024, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2024 (the "Annual Report"). The results of operations for the three and six months ended November 30, 2024, are not necessarily indicative of results to be expected for the entire fiscal year.
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
In March 2024, the U.S. Securities and Exchange Commission (the "SEC") adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule would require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the final rule as a result of pending legal challenges. The disclosure requirements would apply to the Company's fiscal year beginning June 1, 2025, pending resolution of the stay. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods beginning June 1, 2027, and interim periods beginning June 1, 2028, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

NOTE 2 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2024	2024
Sales-related reserves	$1,560	$1,282
Compensation and benefits, excluding taxes	1,119	1,291
Dividends payable	599	563
Endorsement compensation	375	578
Other	2,041	2,011
TOTAL ACCRUED LIABILITIES	$5,694	$5,725

NOTE 3 — FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives, equity securities and available-for-sale debt securities.
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of November 30, 2024 and May 31, 2024, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	NOVEMBER 30, 2024
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,372	$1,372	$—
Level 1:
U.S. Treasury securities	1,167	18	1,149
Level 2:
Commercial paper and bonds	632	32	600
Money market funds	5,975	5,975	—
Time deposits	606	582	24
U.S. Agency securities	9	—	9
Total Level 2	7,222	6,589	633
TOTAL	$9,761	$7,979	$1,782

	MAY 31, 2024
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,222	$1,222	$—
Level 1:
U.S. Treasury securities	1,175	155	1,020
Level 2:
Commercial paper and bonds	591	17	574
Money market funds	8,119	8,119	—
Time deposits	440	347	93
U.S. Agency securities	35	—	35
Total Level 2	9,185	8,483	702
TOTAL	$11,582	$9,860	$1,722
As of November 30, 2024, the Company held $847 million of available-for-sale debt securities with maturity dates within one year and $935 million with maturity dates greater than one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $97 million and $92 million for the three months ended November 30, 2024 and 2023, respectively, and $217 million and $191 million for the six months ended November 30, 2024 and 2023, respectively.

The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	NOVEMBER 30, 2024
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$557	$434	$123	$106	$99	$7
Interest rate swaps(1)	36	—	36	—	—	—
TOTAL	$593	$434	$159	$106	$99	$7
(1)If the derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $106 million as of November 30, 2024. As of that date, the Company received $311 million of cash collateral and $38 million of securities from various counterparties on the derivative asset balance. No collateral was posted on the derivative liability balance as of November 30, 2024.

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
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts, debt issuance costs and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt was approximately $7,856 million at November 30, 2024 and $7,631 million at May 31, 2024.

NOTE 4 — INCOME TAXES
The effective tax rate was 18.7% and 15.2% for the six months ended November 30, 2024 and 2023, respectively. The increase in the Company's effective tax rate was primarily due to one-time benefits recognized in the first six months of fiscal 2024 including the impact of temporary relief provided by the Internal Revenue Service ("IRS") relating to U.S. foreign tax credit regulations. On July 21, 2023, the IRS issued Notice 2023-55 which specifically delayed the application of certain U.S. foreign tax credit regulations that had previously limited the Company's ability to claim credits on certain foreign taxes for the fiscal year ended May 31, 2023. As a result of this guidance, the Company recognized a one-time tax benefit related to fiscal 2023 tax positions in the first three months of fiscal 2024. Other prior year one-time benefits included a reduction in accrued withholding taxes on undistributed foreign earnings recognized in the second quarter of fiscal 2024.
The Organization for Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Inclusive Framework") have put forth Pillar Two proposals that ensure a minimal level of taxation. Several countries in which the Company operates, including several European Union member states, have adopted domestic legislation to implement the Inclusive Framework's global corporate minimum tax rate of fifteen percent. This legislation became effective for the Company beginning June 1, 2024. Based on the Company's current analysis of Pillar Two provisions, these tax law changes did not have a material impact on the Company's financial statements for the first six months of fiscal 2025 and are not expected to for fiscal 2025.
As of November 30, 2024, total gross unrecognized tax benefits, excluding related interest and penalties, were $995 million, $724 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2024, total gross unrecognized tax benefits, excluding related interest and penalties, were $990 million. As of November 30, 2024 and May 31, 2024, accrued interest and penalties related to uncertain tax positions were $347 million and $332 million, respectively, (excluding federal benefit) and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. The Company is currently under audit by the U.S. IRS for fiscal years 2017 through 2019. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments.
Tax years after 2011 remain open in certain major foreign jurisdictions. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $224 million within the next 12 months primarily as a result of the expected resolution with the IRS of certain U.S. federal tax matters for fiscal years 2017 through 2019 related to transfer pricing adjustments, research and development credits and other items.
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

NOTE 5 — STOCK-BASED COMPENSATION
STOCK-BASED COMPENSATION
The NIKE, Inc. Stock Incentive Plan (the "Stock Incentive Plan") provides for the issuance of up to 798 million previously unissued shares of Class B Common Stock in connection with equity awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights and stock awards, including restricted stock and restricted stock units. Restricted stock units include both time-vesting restricted stock units as well as performance-based restricted stock units ("PSUs"). In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under employee stock purchase plans ("ESPPs").
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	2024	2023
Stock options(1)	$82	$88	$153	$164
ESPPs	23	17	36	38
Restricted stock and restricted stock units(2)	87	101	186	200
TOTAL STOCK-BASED COMPENSATION EXPENSE	$192	$206	$375	$402
(1)Expense for stock options includes the expense associated with stock appreciation rights.
(2)Expense for restricted stock units includes an immaterial amount of expense for PSUs.
STOCK OPTIONS
As of November 30, 2024, the Company had $560 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.7 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
As of November 30, 2024, the Company had $815 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.7 years.

NOTE 6 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share exclude restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an estimated additional 81.4 million and 46.2 million shares of common stock outstanding for the three months ended November 30, 2024 and 2023, respectively, and 77.9 million and 43.5 million shares of common stock outstanding for the six months ended November 30, 2024 and 2023, respectively, because the awards were assumed to be anti-dilutive.

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income available to common stockholders	$1,163	$1,578	$2,214	$3,028
Determination of shares:
Weighted average common shares outstanding	1,486.8	1,520.8	1,492.3	1,524.6
Assumed conversion of dilutive stock options and awards	3.2	11.3	3.6	13.1
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,490.0	1,532.1	1,495.9	1,537.7
Earnings per common share:
Basic	$0.78	$1.04	$1.48	$1.99
Diluted	$0.78	$1.03	$1.48	$1.97

NOTE 7 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the three and six months ended November 30, 2024, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report.
The majority of derivatives outstanding as of November 30, 2024, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Chinese Yuan/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	NOVEMBER 30,	MAY 31,
(Dollars in millions)		2024	2024
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$429	$269
Foreign exchange forwards and options	Deferred income taxes and other assets	123	44
Interest rate swaps	Deferred income taxes and other assets	36	—
Total derivatives formally designated as hedging instruments		588	313
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	5	30
Total derivatives not designated as hedging instruments		5	30
TOTAL DERIVATIVE ASSETS		$593	$343

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	NOVEMBER 30,	MAY 31,
(Dollars in millions)		2024	2024
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$77	$110
Foreign exchange forwards and options	Deferred income taxes and other liabilities	7	5
Interest rate swaps	Deferred income taxes and other liabilities	—	31
Total derivatives formally designated as hedging instruments		84	146
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	22	5
Total derivatives not designated as hedging instruments		22	5
TOTAL DERIVATIVE LIABILITIES		$106	$151

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED NOVEMBER 30,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED NOVEMBER 30,
	2024	2023		2024	2023
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(29)	$(5)	Revenues	$(24)	$2
Foreign exchange forwards and options	396	21	Cost of sales	50	65
Foreign exchange forwards and options	—	2	Demand creation expense	—	—
Foreign exchange forwards and options	157	39	Other (income) expense, net	15	51
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(2)
TOTAL DESIGNATED CASH FLOW HEDGES	$524	$57		$39	$116
(1)For the three months ended November 30, 2024 and 2023, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	SIX MONTHS ENDED NOVEMBER 30,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	SIX MONTHS ENDED NOVEMBER 30,
	2024	2023		2024	2023
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(73)	$(23)	Revenues	$(45)	$3
Foreign exchange forwards and options	298	19	Cost of sales	120	151
Foreign exchange forwards and options	—	2	Demand creation expense	—	—
Foreign exchange forwards and options	128	29	Other (income) expense, net	45	86
Interest rate swaps(2)	—	—	Interest expense (income), net	(4)	(4)
TOTAL DESIGNATED CASH FLOW HEDGES	$353	$27		$116	$236
(1)For the six months ended November 30, 2024 and 2023, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES				LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	2024	2023
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$6	$17	$6	$(10)	Other (income) expense, net

CASH FLOW HEDGES
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $16.2 billion as of November 30, 2024 and May 31, 2024. Approximately $357 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of November 30, 2024, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of November 30, 2024, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 29 months.
FAIR VALUE HEDGES
The total notional amount of outstanding interest rate swap contracts designated as fair value hedges was $2.4 billion and $1.8 billion as of November 30, 2024 and May 31, 2024, respectively.
UNDESIGNATED DERIVATIVE INSTRUMENTS
The total notional amount of outstanding undesignated derivative instruments was $3.3 billion and $4.4 billion as of November 30, 2024 and May 31, 2024, respectively.
CREDIT RISK
As of November 30, 2024, the Company was in compliance with all credit risk-related contingent features and considers the impact of the risk of counterparty default to be immaterial. For additional information related to the Company's derivative financial instruments and collateral, refer to Note 3 — Fair Value Measurements.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at August 31, 2024	$(118)	$20	$115	$(44)	$(27)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(223)	492	—	3	272
Reclassifications to net income of previously deferred (gains) losses(2)(3)	(1)	(42)	—	—	(43)
Total other comprehensive income (loss)	(224)	450	—	3	229
Balance at November 30, 2024	$(342)	$470	$115	$(41)	$202
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

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at August 31, 2023	$(217)	$297	$115	$(59)	$136
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	37	48	—	11	96
Reclassifications to net income of previously deferred (gains) losses(2)(3)	2	(103)	—	(10)	(111)
Total other comprehensive income (loss)	39	(55)	—	1	(15)
Balance at November 30, 2023	$(178)	$242	$115	$(58)	$121
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

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2024	$(256)	$247	$115	$(53)	$53
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(86)	341	—	10	265
Reclassifications to net income of previously deferred (gains) losses(2)(3)	—	(118)	—	2	(116)
Total other comprehensive income (loss)	(86)	223	—	12	149
Balance at November 30, 2024	$(342)	$470	$115	$(41)	$202
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

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2023	$(253)	$431	$115	$(62)	$231
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	73	25	—	11	109
Reclassifications to net income of previously deferred (gains) losses(2)(3)	2	(214)	—	(7)	(219)
Total other comprehensive income (loss)	75	(189)	—	4	(110)
Balance at November 30, 2023	$(178)	$242	$115	$(58)	$121
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

NOTE 9 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues disaggregated by reportable operating segment, major product line and distribution channel:

	THREE MONTHS ENDED NOVEMBER 30, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,236	$1,982	$1,203	$1,234	$—	$7,655	$364	$—	$8,019
Apparel	1,693	1,136	472	437	—	3,738	26	—	3,764
Equipment	250	185	36	73	—	544	6	—	550
Other	—	—	—	—	13	13	33	(25)	21
TOTAL REVENUES	$5,179	$3,303	$1,711	$1,744	$13	$11,950	$429	$(25)	$12,354
Revenues by:
Sales to Wholesale Customers	$2,866	$2,120	$904	$1,030	$—	$6,920	$212	$—	$7,132
Sales through Direct to Consumer	2,313	1,183	807	714	—	5,017	184	—	5,201
Other	—	—	—	—	13	13	33	(25)	21
TOTAL REVENUES	$5,179	$3,303	$1,711	$1,744	$13	$11,950	$429	$(25)	$12,354

	THREE MONTHS ENDED NOVEMBER 30, 2023
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,757	$2,186	$1,361	$1,303	$—	$8,607	$442	$—	$9,049
Apparel	1,668	1,200	469	437	—	3,774	30	—	3,804
Equipment	200	181	33	65	—	479	7	—	486
Other	—	—	—	—	12	12	40	(3)	49
TOTAL REVENUES	$5,625	$3,567	$1,863	$1,805	$12	$12,872	$519	$(3)	$13,388
Revenues by:
Sales to Wholesale Customers	$2,902	$2,138	$1,027	$1,051	$—	$7,118	$257	$—	$7,375
Sales through Direct to Consumer	2,723	1,429	836	754	—	5,742	222	—	5,964
Other	—	—	—	—	12	12	40	(3)	49
TOTAL REVENUES	$5,625	$3,567	$1,863	$1,805	$12	$12,872	$519	$(3)	$13,388

	SIX MONTHS ENDED NOVEMBER 30, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$6,448	$3,934	$2,449	$2,286	$—	$15,117	$800	$—	$15,917
Apparel	3,024	2,129	832	785	—	6,770	43	—	6,813
Equipment	533	383	96	135	—	1,147	18	—	1,165
Other	—	—	—	—	27	27	69	(48)	48
TOTAL REVENUES	$10,005	$6,446	$3,377	$3,206	$27	$23,061	$930	$(48)	$23,943
Revenues by:
Sales to Wholesale Customers	$5,341	$4,194	$1,875	$1,920	$—	$13,330	$488	$—	$13,818
Sales through Direct to Consumer	4,664	2,252	1,502	1,286	—	9,704	373	—	10,077
Other	—	—	—	—	27	27	69	(48)	48
TOTAL REVENUES	$10,005	$6,446	$3,377	$3,206	$27	$23,061	$930	$(48)	$23,943

	SIX MONTHS ENDED NOVEMBER 30, 2023
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$7,490	$4,446	$2,648	$2,444	$—	$17,028	$964	$—	$17,992
Apparel	3,147	2,337	870	808	—	7,162	50	—	7,212
Equipment	411	394	80	125	—	1,010	18	—	1,028
Other	—	—	—	—	25	25	75	(5)	95
TOTAL REVENUES	$11,048	$7,177	$3,598	$3,377	$25	$25,225	$1,107	$(5)	$26,327
Revenues by:
Sales to Wholesale Customers	$5,674	$4,517	$1,922	$1,988	$—	$14,101	$586	$—	$14,687
Sales through Direct to Consumer	5,374	2,660	1,676	1,389	—	11,099	446	—	11,545
Other	—	—	—	—	25	25	75	(5)	95
TOTAL REVENUES	$11,048	$7,177	$3,598	$3,377	$25	$25,225	$1,107	$(5)	$26,327
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
As of November 30, 2024 and May 31, 2024, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

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

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	2024	2023
REVENUES
North America	$5,179	$5,625	$10,005	$11,048
Europe, Middle East & Africa	3,303	3,567	6,446	7,177
Greater China	1,711	1,863	3,377	3,598
Asia Pacific & Latin America	1,744	1,805	3,206	3,377
Global Brand Divisions	13	12	27	25
Total NIKE Brand	11,950	12,872	23,061	25,225
Converse	429	519	930	1,107
Corporate	(25)	(3)	(48)	(5)
TOTAL NIKE, INC. REVENUES	$12,354	$13,388	$23,943	$26,327
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,371	$1,526	$2,587	$2,960
Europe, Middle East & Africa	831	927	1,623	1,857
Greater China	375	514	877	1,039
Asia Pacific & Latin America	460	521	862	935
Global Brand Divisions	(1,133)	(1,168)	(2,360)	(2,373)
Converse	53	115	174	282
Corporate	(565)	(535)	(1,107)	(1,186)
Interest expense (income), net	(24)	(22)	(67)	(56)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,416	$1,922	$2,723	$3,570

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2024	2024
ACCOUNTS RECEIVABLE, NET
North America	$2,421	$1,723
Europe, Middle East & Africa	1,421	1,239
Greater China	266	327
Asia Pacific & Latin America	871	792
Global Brand Divisions	104	103
Total NIKE Brand	5,083	4,184
Converse	201	201
Corporate	18	42
TOTAL ACCOUNTS RECEIVABLE, NET	$5,302	$4,427
INVENTORIES
North America	$3,414	$3,134
Europe, Middle East & Africa	1,921	2,028
Greater China	1,255	1,070
Asia Pacific & Latin America	907	810
Global Brand Divisions	166	166
Total NIKE Brand	7,663	7,208
Converse	306	296
Corporate	12	15
TOTAL INVENTORIES(1)	$7,981	$7,519
(1)Inventories as of November 30, 2024 and May 31, 2024, were substantially all finished goods.

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2024	2024
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$694	$744
Europe, Middle East & Africa	1,089	1,089
Greater China	238	258
Asia Pacific & Latin America	300	282
Global Brand Divisions	807	842
Total NIKE Brand	3,128	3,215
Converse	20	27
Corporate	1,709	1,758
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,857	$5,000
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
NOTE 12 — RESTRUCTURING
During the third quarter of fiscal 2024, the Company announced a multi-year enterprise initiative designed to accelerate its future growth. As part of this initiative, management streamlined the organization which resulted in a net reduction in the Company's global workforce. During the three and six months ended November 30, 2024, the Company recognized an immaterial amount of pre-tax restructuring charges and made cash payments related to employee severance of $22 million and $239 million, respectively. As of November 30, 2024, cash payments related to the restructuring initiative are substantially complete. As of May 31, 2024, $267 million of related pre-tax restructuring charges were reflected within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.
NOTE 13 — SUPPLIER FINANCE PROGRAMS
Certain financial institutions offer voluntary supplier finance programs facilitated through a third-party platform that provide participating suppliers the option to finance valid payment obligations from the Company. The Company is not a party to agreements negotiated between participating suppliers and third-party financial institutions. The Company's obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in these programs and the Company does not provide guarantees to third parties in connection with these programs. As of November 30, 2024 and May 31, 2024, the Company had $1,009 million and $840 million, respectively, of outstanding supplier obligations confirmed as valid under these programs. These amounts are included within Accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

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
Our strategy is to achieve sustainable, profitable long-term revenue growth by creating innovative, "must-have" products, building deep personal consumer connections with our brands and delivering compelling consumer experiences through digital platforms and at retail. Under the leadership of our new Chief Executive Officer, Elliott Hill, we are focused on leading with sport, building a complete product portfolio, creating stories to inspire and emotionally connect with consumers, repositioning NIKE Brand Digital as a full-price platform and increasing investment with our wholesale partners.
QUARTERLY FINANCIAL HIGHLIGHTS
•NIKE, Inc. Revenues for the second quarter of fiscal 2025 were $12.4 billion compared to $13.4 billion for the second quarter of fiscal 2024
•NIKE Direct revenues were $5.0 billion for the second quarter of fiscal 2025 compared to $5.7 billion for the second quarter of fiscal 2024, and represented approximately 42% of total NIKE Brand revenues
•NIKE Brand wholesale revenues were $6.9 billion for the second quarter of fiscal 2025 compared to $7.1 billion for the second quarter of fiscal 2024
•Gross margin for the second quarter of fiscal 2025 decreased 100 basis points to 43.6%, primarily due to higher discounts and changes in channel mix, partially offset by lower product input costs as well as lower warehousing and logistics costs
•Inventories as of November 30, 2024, were $8.0 billion, an increase of 6% compared to May 31, 2024, primarily driven by an increase in units
•We returned approximately $1.6 billion to our shareholders in the second quarter of fiscal 2025 through share repurchases and dividends
FACTORS IMPACTING OUR BUSINESS
Our results for the second quarter and six months ended November 30, 2024, reflect lower wholesale shipments, increased sales-related reserves, a decrease in traffic and elevated promotional activity across NIKE Direct which resulted in a negative impact on our Revenues and overall profitability.
We are taking actions across the following areas:
•Product Management: Reducing the supply of certain footwear products in the marketplace as we shift to new and innovative products and rebalance the mix of our footwear portfolio.
•Marketplace Management: Repositioning NIKE Brand Digital as a full-price platform and reinvesting in wholesale distribution. This includes liquidating inventory through increased markdowns across NIKE Direct, and higher sales-related returns and discounts with our wholesale partners to reduce inventory and create capacity for new product.
•Brand Management: Increasing investment in demand creation including brand marketing and sports marketing to support key product launches and sports moments.
As we continue to take actions to reposition our business over the next several quarters, we expect a negative impact on our Revenues and gross margin as well as higher Demand creation expense. However, we believe these actions will reposition our business to drive long-term shareholder value.

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
Earnings Before Interest and Taxes ("EBIT"): Calculated as Net income before Interest expense (income), net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income. Total NIKE, Inc. EBIT for the three and six months ended November 30, 2024 and 2023 are as follows:

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	2024	2023
Net income	$1,163	$1,578	$2,214	$3,028
Add: Interest expense (income), net	(24)	(22)	(67)	(56)
Add: Income tax expense	253	344	509	542
Earnings before interest and taxes	$1,392	$1,900	$2,656	$3,514
EBIT margin: Calculated as total NIKE, Inc. EBIT divided by total NIKE, Inc. Revenues. Our EBIT margin calculation for the three and six months ended November 30, 2024 and November 30, 2023 are as follows:

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	2024	2023
Numerator
Earnings before interest and taxes	$1,392	$1,900	$2,656	$3,514
Denominator
Total NIKE, Inc. Revenues	$12,354	$13,388	$23,943	$26,327
EBIT margin	11.3%	14.2%	11.1%	13.3%
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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions, except per share data)	2024	2023	% CHANGE	2024	2023	% CHANGE
Revenues	$12,354	$13,388	-8%	$23,943	$26,327	-9%
Cost of sales	6,965	7,417	-6%	13,297	14,636	-9%
Gross profit	5,389	5,971	-10%	10,646	11,691	-9%
Gross margin	43.6%	44.6%		44.5%	44.4%
Demand creation expense	1,122	1,114	1%	2,348	2,183	8%
Operating overhead expense	2,883	3,032	-5%	5,705	6,079	-6%
Total selling and administrative expense	4,005	4,146	-3%	8,053	8,262	-3%
% of revenues	32.4%	31.0%		33.6%	31.4%
Interest expense (income), net	(24)	(22)	—	(67)	(56)	—
Other (income) expense, net	(8)	(75)	—	(63)	(85)	—
Income before income taxes	1,416	1,922	-26%	2,723	3,570	-24%
Income tax expense	253	344	-26%	509	542	-6%
Effective tax rate	17.9%	17.9%		18.7%	15.2%
NET INCOME	$1,163	$1,578	-26%	$2,214	$3,028	-27%
Diluted earnings per common share	$0.78	$1.03	-24%	$1.48	$1.97	-25%
CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$7,655	$8,607	-11%	-12%	$15,117	$17,028	-11%	-11%
Apparel	3,738	3,774	-1%	-2%	6,770	7,162	-5%	-6%
Equipment	544	479	14%	12%	1,147	1,010	14%	13%
Global Brand Divisions(2)	13	12	8%	-2%	27	25	8%	9%
Total NIKE Brand Revenues	11,950	12,872	-7%	-8%	23,061	25,225	-9%	-9%
Converse	429	519	-17%	-18%	930	1,107	-16%	-16%
Corporate(3)	(25)	(3)	—	—	(48)	(5)	—	—
TOTAL NIKE, INC. REVENUES	$12,354	$13,388	-8%	-9%	$23,943	$26,327	-9%	-9%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,920	$7,118	-3%	-4%	$13,330	$14,101	-5%	-5%
Sales through NIKE Direct	5,017	5,742	-13%	-14%	9,704	11,099	-13%	-13%
Global Brand Divisions(2)	13	12	8%	-2%	27	25	8%	9%
TOTAL NIKE BRAND REVENUES	$11,950	$12,872	-7%	-8%	$23,061	$25,225	-9%	-9%
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

SECOND QUARTER OF FISCAL 2025 COMPARED TO SECOND QUARTER OF FISCAL 2024
•NIKE, Inc. Revenues for the second quarter of fiscal 2025 were $12.4 billion compared to $13.4 billion for the second quarter of fiscal 2024. On a currency-neutral basis, NIKE, Inc. Revenues decreased 9%, primarily due to lower revenues in North America, Europe, Middle East & Africa ("EMEA"), Greater China and Converse which each reduced NIKE, Inc. Revenues by approximately 3, 3, 2 and 1 percentage points, respectively.
•NIKE Brand revenues, which represented over 90% of NIKE, Inc. Revenues, decreased 7% on a reported basis and 8% on a currency-neutral basis. The decrease on a currency-neutral basis was due to lower revenues in the Jordan Brand, Men's and Women's.
•NIKE Brand footwear revenues decreased 12% on a currency-neutral basis. Unit sales of footwear decreased 7%, while lower average selling price ("ASP") per pair reduced footwear revenues by approximately 5 percentage points. Lower ASP per pair was primarily due to higher discounts and changes in channel mix.
•NIKE Brand apparel revenues decreased 2% on a currency-neutral basis. Unit sales of apparel were flat, while lower ASP per unit reduced apparel revenues by approximately 2 percentage points. Lower ASP per unit was primarily due to changes in channel mix and higher discounts, partially offset by strategic pricing actions.
•NIKE Brand wholesale revenues decreased 3% on a reported basis and 4% on a currency-neutral basis. The decrease on a currency-neutral basis was driven by lower revenues in Greater China, EMEA, North America and Asia Pacific & Latin America ("APLA").
•NIKE Direct revenues were $5.0 billion in the second quarter of fiscal 2025, compared to $5.7 billion for the second quarter of fiscal 2024. NIKE Brand Digital sales were $2.8 billion for the second quarter of fiscal 2025 compared to $3.5 billion for the second quarter of fiscal 2024. On a currency-neutral basis, NIKE Direct revenues decreased 14%, primarily due to NIKE Brand Digital sales declines of 21% and comparable store sales declines of 2% compared to the second quarter of fiscal 2024. For additional information regarding comparable store sales, including the definition, see "Comparable Store Sales".
FIRST SIX MONTHS OF FISCAL 2025 COMPARED TO FIRST SIX MONTHS OF FISCAL 2024
•NIKE, Inc. Revenues were $23.9 billion for the first six months of fiscal 2025 compared to $26.3 billion for the first six months of fiscal 2024. On a currency-neutral basis, NIKE, Inc. Revenues decreased 9%, primarily due to lower revenues in North America, EMEA, Greater China and Converse which each reduced NIKE, Inc. Revenues by 4, 3, 1 and 1 percentage points, respectively.
•NIKE Brand revenues, which represented over 90% of NIKE, Inc. Revenues, decreased 9% on a reported basis and 9% on a currency-neutral basis. The decrease on a currency-neutral basis was due to lower revenues in Men's, the Jordan Brand, Women's and Kids'.
•NIKE Brand footwear revenues decreased 11% on a currency-neutral basis. Unit sales of footwear decreased 9%, while lower ASP per pair reduced footwear revenues by approximately 2 percentage points. Lower ASP per pair was primarily due to higher discounts and changes in channel mix, partially offset by strategic pricing actions.
•NIKE Brand apparel revenues decreased 6% on a currency-neutral basis. Unit sales of apparel decreased 6%,while ASP per unit was flat, as strategic pricing actions and lower discounts were offset by changes in channel mix.
•NIKE Brand wholesale revenues decreased 5% on a reported and currency-neutral basis. The decrease on a currency-neutral basis was driven by lower revenues in EMEA, North America, Greater China and APLA.
•NIKE Direct revenues were $9.7 billion for the first six months of fiscal 2025, compared to $11.1 billion for the first six months of fiscal 2024. NIKE Brand Digital sales were $5.1 billion for the first six months of fiscal 2025 compared to $6.4 billion for the first six months of fiscal 2024. On a currency-neutral basis, NIKE Direct revenues decreased 13%, primarily due to NIKE Brand Digital sales declines of 20% and comparable store sales declines of 1% compared to the first six months of fiscal 2024.
GROSS MARGIN

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	% CHANGE	2024	2023	% CHANGE
Gross profit	$5,389	$5,971	-10%	$10,646	$11,691	-9%
Gross margin	43.6%	44.6%	(100) bps	44.5%	44.4%	10 bps

SECOND QUARTER OF FISCAL 2025 COMPARED TO SECOND QUARTER OF FISCAL 2024
For the second quarter of fiscal 2025, our consolidated gross margin was 100 basis points lower than the prior year due to:
•Lower NIKE Brand ASP (decreasing gross margin approximately 330 basis points), primarily due to higher discounts, product mix and changes in channel mix, partially offset by benefits from strategic pricing actions;
•Higher other costs (decreasing gross margin approximately 70 basis points), in part due to higher inventory obsolescence reserves; and
•Lower gross margin from Converse (decreasing gross margin approximately 20 basis points).
This was partially offset by:
•Lower NIKE Brand product costs (increasing gross margin approximately 260 basis points), primarily due to product mix and lower product input costs;
•Lower warehousing and logistics costs (increasing gross margin approximately 50 basis points); and
•Favorable changes in foreign currency exchange rates, net of hedges (increasing gross margin approximately 20 basis points).
FIRST SIX MONTHS OF FISCAL 2025 COMPARED TO FIRST SIX MONTHS OF FISCAL 2024
For the first six months of fiscal 2025, our consolidated gross margin was 10 basis points higher than the prior year due to:
•Lower NIKE Brand product costs (increasing gross margin approximately 190 basis points), primarily due to product mix; and
•Lower warehousing and logistics costs (increasing gross margin approximately 50 basis points).
This was partially offset by:
•Lower NIKE Brand ASP (decreasing gross margin approximately 150 basis points), primarily due to changes in channel mix, higher discounts and product mix, partially offset by benefits from strategic pricing actions; and
•Higher other costs (decreasing gross margin approximately 60 basis points), in part due to higher inventory obsolescence reserves.
TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	% CHANGE	2024	2023	% CHANGE
Demand creation expense(1)	$1,122	$1,114	1%	$2,348	$2,183	8%
Operating overhead expense(2)	2,883	3,032	-5%	5,705	6,079	-6%
Total selling and administrative expense	$4,005	$4,146	-3%	$8,053	$8,262	-3%
% of revenues	32.4%	31.0%	140 bps	33.6%	31.4%	220 bps
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
SECOND QUARTER OF FISCAL 2025 COMPARED TO SECOND QUARTER OF FISCAL 2024
Demand creation expense increased 1% primarily due to an increase in sports marketing expense offset by a decrease in brand marketing expense. Changes in foreign currency exchange rates did not have a material impact on Demand creation expense.
Operating overhead expense decreased 5% due to lower wage-related expenses and lower other administrative costs. Changes in foreign currency exchange rates did not have a material impact on Operating overhead expense.
FIRST SIX MONTHS OF FISCAL 2025 COMPARED TO FIRST SIX MONTHS OF FISCAL 2024
Demand creation expense increased 8% primarily due to an increase in brand marketing expense, reflecting investment in key sports events. Changes in foreign currency exchange rates did not have a material impact on Demand creation expense.
Operating overhead expense decreased 6% due to lower wage-related expenses and lower other administrative costs. Changes in foreign currency exchange rates did not have a material impact on Operating overhead expense.

OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	2024	2023
Other (income) expense, net	$(8)	$(75)	$(63)	$(85)
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions outside the normal course of business.
For the second quarter of fiscal 2025, Other (income) expense, net decreased from $75 million of other income, net, in the prior year to $8 million of other income, net, in the current year, primarily due to a net unfavorable change in foreign currency conversion gains and losses, including hedges.
For the first six months of fiscal 2025, Other (income) expense, net decreased from $85 million of other income, net, in the prior year to $63 million of other income, net, in the current year, primarily due to a net unfavorable change in foreign currency conversion gains and losses, including hedges.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had an unfavorable impact of $23 million and $35 million on our Income before income taxes for the second quarter and first six months of fiscal 2025, respectively.
INCOME TAXES

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
	2024	2023	% CHANGE	2024	2023	% CHANGE
Effective tax rate	17.9%	17.9%	— bps	18.7%	15.2%	350 bps
Our effective tax rate was 17.9% for the second quarter of fiscal 2025, compared to 17.9% for the second quarter of fiscal 2024.
Our effective tax rate was 18.7% for the first six months of fiscal 2025, compared to 15.2% for the first six months of fiscal 2024, primarily due to one-time benefits in the first six months of fiscal 2024 provided by the delay of the effective date of certain U.S. foreign tax credit regulations and a reduction in accrued withholding taxes on undistributed foreign earnings.
On December 10, 2024, the U.S. Department of Treasury published final regulations related to foreign currency gains and losses that are effective for us beginning June 1, 2025. These regulations require computation of a pre-transition foreign currency gain or loss to be included in the determination of future taxable income or loss. We are currently evaluating the regulations and expect to recognize a one-time, non-cash deferred tax benefit related to pre-transition foreign currency losses in the third quarter of fiscal 2025. We will continue to evaluate the impacts of these regulations on our financial statements and refine our estimates in subsequent periods.
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
The breakdown of Revenues is as follows:

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$5,179	$5,625	-8%	-8%	$10,005	$11,048	-9%	-9%
Europe, Middle East & Africa	3,303	3,567	-7%	-10%	6,446	7,177	-10%	-11%
Greater China	1,711	1,863	-8%	-11%	3,377	3,598	-6%	-7%
Asia Pacific & Latin America	1,744	1,805	-3%	-2%	3,206	3,377	-5%	-2%
Global Brand Divisions(2)	13	12	8%	-2%	27	25	8%	9%
TOTAL NIKE BRAND	11,950	12,872	-7%	-8%	23,061	25,225	-9%	-9%
Converse	429	519	-17%	-18%	930	1,107	-16%	-16%
Corporate(3)	(25)	(3)	—	—	(48)	(5)	—	—
TOTAL NIKE, INC. REVENUES	$12,354	$13,388	-8%	-9%	$23,943	$26,327	-9%	-9%
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
The breakdown of EBIT is as follows:

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	% CHANGE	2024	2023	% CHANGE
North America	$1,371	$1,526	-10%	$2,587	$2,960	-13%
Europe, Middle East & Africa	831	927	-10%	1,623	1,857	-13%
Greater China	375	514	-27%	877	1,039	-16%
Asia Pacific & Latin America	460	521	-12%	862	935	-8%
Global Brand Divisions	(1,133)	(1,168)	3%	(2,360)	(2,373)	1%
TOTAL NIKE BRAND(1)	1,904	2,320	-18%	3,589	4,418	-19%
Converse	53	115	-54%	174	282	-38%
Corporate	(565)	(535)	-6%	(1,107)	(1,186)	7%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	1,392	1,900	-27%	2,656	3,514	-24%
EBIT margin(1)	11.3%	14.2%		11.1%	13.3%
Interest expense (income), net	(24)	(22)	—	(67)	(56)	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,416	$1,922	-26%	$2,723	$3,570	-24%
(1)    Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT margin represent non-GAAP financial measures. For additional information, see "Use of Non-GAAP Financial Measures".

NORTH AMERICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$3,236	$3,757	-14%	-14%	$6,448	$7,490	-14%	-14%
Apparel	1,693	1,668	1%	1%	3,024	3,147	-4%	-4%
Equipment	250	200	25%	25%	533	411	30%	30%
TOTAL REVENUES	$5,179	$5,625	-8%	-8%	$10,005	$11,048	-9%	-9%
Revenues by:
Sales to Wholesale Customers	$2,866	$2,902	-1%	-1%	$5,341	$5,674	-6%	-6%
Sales through NIKE Direct	2,313	2,723	-15%	-15%	4,664	5,374	-13%	-13%
TOTAL REVENUES	$5,179	$5,625	-8%	-8%	$10,005	$11,048	-9%	-9%
EARNINGS BEFORE INTEREST AND TAXES	$1,371	$1,526	-10%		$2,587	$2,960	-13%
SECOND QUARTER OF FISCAL 2025 COMPARED TO SECOND QUARTER OF FISCAL 2024
•North America revenues decreased 8% on a currency-neutral basis, primarily due to lower revenues in the Jordan Brand and Women's, partially offset by higher revenues in Kids'. Wholesale revenues decreased 1%. NIKE Direct revenues decreased 15%, primarily due to digital sales declines of 22% and comparable store sales declines of 3%.
•Footwear revenues decreased 14% on a currency-neutral basis. Unit sales of footwear decreased 6%, while lower ASP per pair reduced footwear revenues by approximately 8 percentage points. Lower ASP per pair was primarily due to higher discounts and changes in channel mix.
•Apparel revenues increased 1% on a currency-neutral basis. Unit sales of apparel increased 11%, while lower ASP per unit reduced apparel revenues by approximately 10 percentage points. Lower ASP per unit was primarily due to changes in channel mix and higher discounts.
Reported EBIT decreased 10% reflecting lower revenues and the following:
•Gross margin was flat primarily due to lower ASP, reflecting product mix, changes in channel mix and higher discounts, as well as higher other costs, in part due to inventory obsolescence reserves. These were offset by lower product costs, reflecting product mix and lower product input costs, as well as lower warehousing and logistics costs.
•Selling and administrative expense decrease of 5% driven by lower operating overhead expense and lower demand creation expense. The decrease in operating overhead expense was due to lower wage-related expenses and lower other administrative costs. The decrease in demand creation expense was due to lower brand marketing expense, partially offset by higher sports marketing expense.
FIRST SIX MONTHS OF FISCAL 2025 COMPARED TO FIRST SIX MONTHS OF FISCAL 2024
•North America revenues decreased 9% on a currency-neutral basis, primarily due to lower revenues in the Jordan Brand, Men's and Women's. Wholesale revenues decreased 6%. NIKE Direct revenues decreased 13%, primarily due to digital sales declines of 19% and comparable store sales declines of 1%.
•Footwear revenues decreased 14% on a currency-neutral basis. Unit sales of footwear decreased 10%, while lower ASP per pair reduced footwear revenues by approximately 4 percentage points. Lower ASP per pair was primarily due to higher discounts and changes in channel mix, partially offset by strategic pricing actions.
•Apparel revenues decreased 4% on a currency-neutral basis. Unit sales of apparel decreased 1%, while lower ASP per unit reduced apparel revenues by approximately 3 percentage points. Lower ASP per unit was primarily due to changes in channel mix and higher discounts, partially offset by strategic pricing actions.

Reported EBIT decreased 13% reflecting lower revenues and the following:
•Gross margin expansion of 80 basis points primarily due to lower product costs, reflecting product mix and lower product input costs, as well as lower warehousing and logistics costs. This was partially offset by lower ASP, reflecting product mix, changes in channel mix and higher discounts, and higher other costs, in part due to higher inventory obsolescence reserves.
•Selling and administrative expense was flat, as higher demand creation expense was offset by lower operating overhead expense. The increase in demand creation expense was primarily due to higher brand marketing expense, reflecting investment in key sports events. The decrease in operating overhead expense was due to lower wage-related expenses and lower other administrative costs.
EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,982	$2,186	-9%	-12%	$3,934	$4,446	-12%	-12%
Apparel	1,136	1,200	-5%	-8%	2,129	2,337	-9%	-10%
Equipment	185	181	2%	-1%	383	394	-3%	-4%
TOTAL REVENUES	$3,303	$3,567	-7%	-10%	$6,446	$7,177	-10%	-11%
Revenues by:
Sales to Wholesale Customers	$2,120	$2,138	-1%	-4%	$4,194	$4,517	-7%	-8%
Sales through NIKE Direct	1,183	1,429	-17%	-20%	2,252	2,660	-15%	-17%
TOTAL REVENUES	$3,303	$3,567	-7%	-10%	$6,446	$7,177	-10%	-11%
EARNINGS BEFORE INTEREST AND TAXES	$831	$927	-10%		$1,623	$1,857	-13%
SECOND QUARTER OF FISCAL 2025 COMPARED TO SECOND QUARTER OF FISCAL 2024
•EMEA revenues decreased 10% on a currency-neutral basis due to lower revenues in Men's, the Jordan Brand, Women's and Kids'. Wholesale revenues decreased 4%. NIKE Direct revenues decreased 20%, due to digital sales declines of 32%, partially offset by comparable store sales growth of 2% and the addition of new stores.
•Footwear revenues decreased 12% on a currency-neutral basis. Unit sales of footwear decreased 11%, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to changes in channel mix and higher discounts, partially offset by strategic pricing actions.
•Apparel revenues decreased 8% on a currency-neutral basis. Unit sales of apparel decreased 10%, while higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to strategic pricing actions and lower discounts, partially offset by changes in channel mix.
Reported EBIT decreased 10% reflecting lower revenues and the following:
•Gross margin expansion of 100 basis points primarily due to favorable changes in standard foreign currency exchange rates, as well as lower warehousing and logistics costs. This was partially offset by lower ASP, primarily due to changes in channel mix, partially offset by strategic pricing actions, and higher other costs, in part due to higher inventory obsolescence reserves.
•Selling and administrative expense increase of 1% driven by higher demand creation expense, partially offset by lower operating overhead expense. The increase in demand creation expense was due to higher sports marketing expense and unfavorable changes in foreign currency exchange rates, partially offset by lower brand marketing expense. The decrease in operating overhead expense was due to lower wage-related expenses and lower other administrative costs, partially offset by unfavorable changes in foreign currency exchange rates.

FIRST SIX MONTHS OF FISCAL 2025 COMPARED TO FIRST SIX MONTHS OF FISCAL 2024
•EMEA revenues decreased 11% on a currency-neutral basis due to lower revenues in Men's, the Jordan Brand, Women's and Kids'. Wholesale revenues decreased 8%. NIKE Direct revenues decreased 17%, due to digital sales declines of 29%, partially offset by comparable store sales growth of 2% and the addition of new stores.
•Footwear revenues decreased 12% on a currency-neutral basis. Unit sales of footwear decreased 12%, while ASP per pair was flat, as changes in channel mix and higher discounts were offset by strategic pricing actions.
•Apparel revenues decreased 10% on a currency-neutral basis. Unit sales of apparel decreased 11%, while higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth. Higher ASP per unit was primarily due to lower discounts and strategic pricing actions, partially offset by changes in channel mix.
Reported EBIT decreased 13% reflecting lower revenues and the following:
•Gross margin expansion of 140 basis points primarily due to lower product costs, reflecting lower ocean freight rates, as well as lower warehousing and logistics costs. This was partially offset by lower ASP, reflecting changes in channel mix, partially offset by strategic pricing actions.
•Selling and administrative expense was flat, as lower operating overhead expense was offset by higher demand creation expense. The decrease in operating overhead expense was due to lower wage-related expenses and lower other administrative costs, partially offset by unfavorable changes in foreign currency exchange rates. The increase in demand creation expense was due to higher brand marketing expense, reflecting investment in key sports events, and unfavorable changes in foreign currency exchange rates, partially offset by lower sports marketing expense.
GREATER CHINA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,203	$1,361	-12%	-14%	$2,449	$2,648	-8%	-8%
Apparel	472	469	1%	-3%	832	870	-4%	-6%
Equipment	36	33	9%	9%	96	80	20%	21%
TOTAL REVENUES	$1,711	$1,863	-8%	-11%	$3,377	$3,598	-6%	-7%
Revenues by:
Sales to Wholesale Customers	$904	$1,027	-12%	-15%	$1,875	$1,922	-2%	-3%
Sales through NIKE Direct	807	836	-3%	-7%	1,502	1,676	-10%	-11%
TOTAL REVENUES	$1,711	$1,863	-8%	-11%	$3,377	$3,598	-6%	-7%
EARNINGS BEFORE INTEREST AND TAXES	$375	$514	-27%		$877	$1,039	-16%
SECOND QUARTER OF FISCAL 2025 COMPARED TO SECOND QUARTER OF FISCAL 2024
•Greater China revenues decreased 11% on a currency-neutral basis primarily due to lower revenues in Men's, the Jordan Brand and Women's. Wholesale revenues decreased 15%. NIKE Direct revenues decreased 7% due to comparable store sales declines of 8%, declines in non-comparable store sales and digital sales declines of 4%.
•Footwear revenues decreased 14% on a currency-neutral basis. Unit sales of footwear decreased 9%, while lower ASP per pair reduced footwear revenues by approximately 5 percentage points. Lower ASP per pair was primarily due to higher discounts, partially offset by strategic pricing actions.
•Apparel revenues decreased 3% on a currency-neutral basis. Unit sales of apparel decreased 7%, while higher ASP per unit contributed approximately 4 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to strategic pricing actions.

Reported EBIT decreased 27% reflecting lower revenues and the following:
•Gross margin contraction of approximately 490 basis points, primarily due to unfavorable changes in standard foreign currency exchange rates, lower ASP, reflecting higher discounts and product mix, partially offset by strategic pricing actions, and higher other costs, primarily due to higher inventory obsolescence reserves. This was partially offset by lower product costs, primarily due to product mix.
•Selling and administrative expense decrease of 6% due to lower operating overhead expense and lower demand creation expense. Operating overhead expense decreased primarily due to lower other administrative costs, partially offset by unfavorable changes in foreign currency exchange rates. Demand creation expense decreased primarily due to lower brand marketing expense, partially offset by unfavorable changes in foreign currency exchange rates.
FIRST SIX MONTHS OF FISCAL 2025 COMPARED TO FIRST SIX MONTHS OF FISCAL 2024
•Greater China revenues decreased 7% on a currency-neutral basis primarily due to lower revenues in the Jordan Brand, Men's and Women's. Wholesale revenues decreased 3%. NIKE Direct revenues decreased 11% due to digital sales declines of 19% and comparable store sales declines of 8%.
•Footwear revenues decreased 8% on a currency-neutral basis. Unit sales of footwear decreased 5%, while lower ASP per pair reduced footwear revenues by approximately 3 percentage points. Lower ASP per pair was primarily due to higher discounts and changes in channel mix, partially offset by strategic pricing actions.
•Apparel revenues decreased 6% on a currency-neutral basis. Unit sales of apparel decreased 12%, while higher ASP per unit contributed approximately 6 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to strategic pricing actions.
Reported EBIT decreased 16% reflecting lower revenues and the following:
•Gross margin contraction of approximately 330 basis points, primarily due to unfavorable changes in standard foreign currency exchange rates and higher other costs, primarily due to higher inventory obsolescence reserves.
•Selling and administrative expense decrease of 5% due to lower operating overhead expense and lower demand creation expense. Operating overhead expense decreased primarily due to lower other administrative costs, partially offset by unfavorable changes in foreign currency exchange rates. Demand creation expense decreased primarily due to lower brand marketing expense, partially offset by unfavorable changes in foreign currency exchange rates.
ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,234	$1,303	-5%	-4%	$2,286	$2,444	-6%	-3%
Apparel	437	437	0%	0%	785	808	-3%	-1%
Equipment	73	65	12%	10%	135	125	8%	10%
TOTAL REVENUES	$1,744	$1,805	-3%	-2%	$3,206	$3,377	-5%	-2%
Revenues by:
Sales to Wholesale Customers	$1,030	$1,051	-2%	-1%	$1,920	$1,988	-3%	-1%
Sales through NIKE Direct	714	754	-5%	-4%	1,286	1,389	-7%	-4%
TOTAL REVENUES	$1,744	$1,805	-3%	-2%	$3,206	$3,377	-5%	-2%
EARNINGS BEFORE INTEREST AND TAXES	$460	$521	-12%		$862	$935	-8%

SECOND QUARTER OF FISCAL 2025 COMPARED TO SECOND QUARTER OF FISCAL 2024
•APLA revenues decreased 2% on a currency-neutral basis due to lower revenues in Korea, Central and South America ("CASA") and Southeast Asia and India. APLA revenues decreased primarily due to lower revenues in Men's and the Jordan Brand. Wholesale revenues decreased 1%. NIKE Direct revenues decreased 4% due to digital sales declines of 8%, partially offset by the addition of new stores. Comparable store sales were flat.
•Footwear revenues decreased 4% on a currency-neutral basis. Unit sales of footwear decreased 2%, while lower ASP per pair reduced footwear revenues by approximately 2 percentage points. Lower ASP per pair was primarily due to higher discounts and changes in channel mix.
•Apparel revenues were flat on a currency-neutral basis. Unit sales of apparel decreased 3%, while higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to strategic pricing actions and lower discounts, partially offset by changes in channel mix.
Reported EBIT decreased 12% reflecting lower revenues and the following:
•Gross margin contraction of approximately 120 basis points primarily due to lower ASP, reflecting changes in channel mix and higher discounts, partially offset by strategic pricing actions, and higher warehousing and logistics costs.
•Selling and administrative expense increase of 4% due to higher operating overhead expense and higher demand creation expense. Operating overhead expense increased primarily due to higher wage-related expenses and higher other administrative costs. Demand creation expense increased primarily due to higher brand marketing expense and higher sports marketing expense.
FIRST SIX MONTHS OF FISCAL 2025 COMPARED TO FIRST SIX MONTHS OF FISCAL 2024
•APLA revenues decreased 2% on a currency-neutral basis due to lower revenues in Korea and CASA, partially offset by higher revenues in Mexico. APLA revenues decreased primarily due to lower revenues in Men's and the Jordan Brand. Wholesale revenues decreased 1%. NIKE Direct revenues decreased 4% due to digital sales declines of 11%, partially offset by comparable store sales growth of 4% and the addition of new stores.
•Footwear revenues decreased 3% on a currency-neutral basis. Unit sales of footwear decreased 3%, while ASP per pair was flat, as higher discounts and changes in channel mix were offset by strategic pricing actions.
•Apparel revenues decreased 1% on a currency-neutral basis. Unit sales of apparel decreased 5%, while higher ASP per unit contributed approximately 4 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to strategic pricing actions.
Reported EBIT decreased 8% reflecting lower revenues and the following:
•Gross margin contraction of approximately 60 basis points primarily due to higher warehousing and logistics costs. This was partially offset by higher ASP, primarily due to strategic pricing actions, partially offset by higher discounts and changes in channel mix.
•Selling and administrative expense decrease of 4% primarily due to lower demand creation expense. Demand creation expense decreased primarily due to lower brand marketing expense and lower sports marketing expense. Operating overhead expense was flat as favorable changes in foreign currency exchange rates were offset by higher wage-related expenses and higher other administrative costs.
GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$13	$12	8%	-2%	$27	$25	8%	9%
Earnings (Loss) Before Interest and Taxes	$(1,133)	$(1,168)	3%		$(2,360)	$(2,373)	1%
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

SECOND QUARTER OF FISCAL 2025 COMPARED TO SECOND QUARTER OF FISCAL 2024
Global Brand Divisions' loss before interest and taxes decreased 3% due to lower operating overhead expense, partially offset by higher demand creation expense. The decrease in operating overhead expense was due to lower wage-related expenses and lower other administrative costs. Higher demand creation expense was due to increased sports marketing expense and brand marketing expense.
FIRST SIX MONTHS OF FISCAL 2025 COMPARED TO FIRST SIX MONTHS OF FISCAL 2024
Global Brand Divisions' loss before interest and taxes decreased 1% due to lower operating overhead expense, partially offset by higher demand creation expense. The decrease in operating overhead expense was primarily due to lower wage-related expenses. Higher demand creation expense was due to increased brand marketing expense and sports marketing expense.
CONVERSE

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2024	2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$364	$442	-18%	-18%	$800	$964	-17%	-17%
Apparel	26	30	-13%	-17%	43	50	-14%	-16%
Equipment	6	7	-14%	-29%	18	18	0%	1%
Other(1)	33	40	-18%	-18%	69	75	-8%	-7%
TOTAL REVENUES	$429	$519	-17%	-18%	$930	$1,107	-16%	-16%
Revenues by:
Sales to Wholesale Customers	$212	$257	-18%	-18%	$488	$586	-17%	-17%
Sales through Direct to Consumer	184	222	-17%	-18%	373	446	-16%	-17%
Other(1)	33	40	-18%	-18%	69	75	-8%	-7%
TOTAL REVENUES	$429	$519	-17%	-18%	$930	$1,107	-16%	-16%
EARNINGS BEFORE INTEREST AND TAXES	$53	$115	-54%		$174	$282	-38%
(1)Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights.
SECOND QUARTER OF FISCAL 2025 COMPARED TO SECOND QUARTER OF FISCAL 2024
•Converse revenues decreased 18% on a currency-neutral basis driven by revenue declines in all territories. Unit sales decreased 12%, while ASP decreased 6% reflecting higher discounts in direct to consumer.
•Wholesale revenues decreased 18% on a currency-neutral basis, as declines in Asia and Western Europe were partially offset by growth in North America.
•Direct to consumer revenues decreased 18% on a currency-neutral basis due to reduced traffic in all territories and lower ASP due to higher discounts.
Reported EBIT decreased 54% reflecting lower revenues and the following:
•Gross margin contraction of approximately 380 basis points primarily due to lower ASP, higher logistics costs and higher other costs, primarily due to inventory obsolescence reserves. This was partially offset by lower product costs.
•Selling and administrative expense decrease of 1% primarily due to lower operating overhead expense, partially offset by higher demand creation expense. Operating overhead expense decreased primarily due to lower other administrative costs. Demand creation expense increased due to higher brand marketing expense.
FIRST SIX MONTHS OF FISCAL 2025 COMPARED TO FIRST SIX MONTHS OF FISCAL 2024
•Converse revenues decreased 16% on a currency-neutral basis driven by revenue declines in all territories. Unit sales decreased 13%, while ASP decreased 3% reflecting higher discounts in direct to consumer.
•Wholesale revenues decreased 17% on a currency-neutral basis, as declines in Asia and Western Europe were partially offset by growth in North America.
•Direct to consumer revenues decreased 17% on a currency-neutral basis due to reduced traffic in all territories and lower ASP due to higher discounts.

Reported EBIT decreased 38% reflecting lower revenues and the following:
•Gross margin contraction of approximately 200 basis points primarily due to lower ASP, higher logistics costs and unfavorable changes in standard foreign currency exchange rates, partially offset by lower product costs and growth in licensee revenues.
•Selling and administrative expense decrease of 2% primarily due to lower operating overhead expense, partially offset by higher demand creation expense. Operating overhead expense decreased primarily due to lower wage-related expenses and lower other administrative costs. Demand creation expense increased due to higher brand marketing expense.
CORPORATE

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2024	2023	% CHANGE	2024	2023	% CHANGE
Revenues	$(25)	$(3)	—	$(48)	$(5)	—
Earnings (Loss) Before Interest and Taxes	$(565)	$(535)	-6%	$(1,107)	$(1,186)	7%
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
SECOND QUARTER OF FISCAL 2025 COMPARED TO SECOND QUARTER OF FISCAL 2024
Corporate's loss before interest and taxes increased $30 million for the second quarter of fiscal 2025, primarily due to the following:
•an unfavorable change of $61 million primarily related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net;
•an unfavorable change of $47 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses, reported as a component of consolidated gross margin; and
•a favorable change of $69 million primarily related to lower wage-related expenses and lower other administrative costs, reported as a component of consolidated Operating overhead expense.
FIRST SIX MONTHS OF FISCAL 2025 COMPARED TO FIRST SIX MONTHS OF FISCAL 2024
Corporate's loss before interest and taxes decreased $79 million for the first six months of fiscal 2025, primarily due to the following:
•a favorable change of $130 million primarily related to lower wage-related expenses and lower other administrative costs, reported as a component of consolidated Operating overhead expense;
•an unfavorable change of $33 million primarily related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and
•an unfavorable change of $29 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses, reported as a component of consolidated gross margin.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the three and six months ended November 30, 2024, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report on Form 10-K for the fiscal year ended May 31, 2024 (the "Annual Report").
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

TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $127 million and a detriment of approximately $32 million for the three and six months ended November 30, 2024, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $37 million and a detriment of approximately $3 million for the three and six months ended November 30, 2024, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $23 million and $35 million on our Income before income taxes for the three and six months ended November 30, 2024, respectively.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $1,443 million for the first six months of fiscal 2025 compared to an inflow of $2,751 million for the first six months of fiscal 2024. Net income, adjusted for non-cash items, generated $2,824 million of operating cash inflow for the first six months of fiscal 2025, compared to $3,613 million for the first six months of fiscal 2024. The net change in certain working capital components and other assets and liabilities resulted in a decrease to cash provided by operations of $1,381 million for the first six months of fiscal 2025 compared to a decrease of $862 million for the first six months of fiscal 2024. This net change was primarily impacted by unfavorable changes to Inventories due to lower sales in the current period and reduced inventory purchases in the prior year.
Cash provided (used) by investing activities was an outflow of $240 million for the first six months of fiscal 2025, compared to an inflow of $875 million for the first six months of fiscal 2024, primarily driven by the net change in short-term investments (including sales, maturities and purchases). For the first six months of fiscal 2025, the net change in short-term investments resulted in a cash outflow of $1 million compared to a cash inflow of $1,343 million for the first six months of fiscal 2024, primarily reflecting higher maturities in the prior period.
Cash provided (used) by financing activities was an outflow of $3,070 million for the first six months of fiscal 2025 compared to an outflow $3,151 million for the first six months of fiscal 2024. The decreased outflow was primarily due to lower share repurchases of $2,280 million in the first six months of fiscal 2025 compared to $2,331 million in the first six months of fiscal 2024, offset by higher dividend payments of $1,115 million in the first six months of fiscal 2025 compared to $1,047 million in the first six months of fiscal 2024.
During the first six months of fiscal 2025, we repurchased a total of 27.9 million shares of NIKE's Class B Common Stock for $2,254 million (an average price of $80.83 per share) under the four-year, $18 billion share repurchase plan authorized by the Board of Directors in June 2022. As of November 30, 2024, we have repurchased 112.8 million shares at a cost of approximately $11.3 billion (an average price of $100.26 per share) under this $18 billion share repurchase program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt. The timing and the amount of share repurchases will be dictated by our capital needs and stock market conditions.

CAPITAL RESOURCES
On July 21, 2022, we filed a shelf registration statement (the "Shelf") with the U.S. Securities and Exchange Commission (the "SEC") which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 21, 2025.
As of November 30, 2024, our committed credit facilities were unchanged from the information previously reported within the Annual Report. We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes. As of November 30, 2024, we were in full compliance with the covenants under our facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future. As of November 30, 2024 and May 31, 2024, no amounts were outstanding under our committed credit facilities.
Liquidity is also provided by our $3 billion commercial paper program. As of and for the three months ended November 30, 2024, we did not have any borrowings outstanding under our $3 billion program. We may issue commercial paper or other debt securities depending on general corporate needs.
To date, in fiscal 2025, we have not experienced difficulty accessing the capital or credit markets; however, future volatility may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of November 30, 2024, we had Cash and equivalents and Short-term investments totaling $9.8 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of November 30, 2024, the weighted average days to maturity of our cash equivalents and short-term investments portfolio was 99 days.
We believe that existing Cash and equivalents, Short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.
CONTRACTUAL OBLIGATIONS
As a result of renewals of, and additions to, outstanding endorsement contracts, including associated marketing commitments, cash payments due under these contracts have increased from what was reported within our Annual Report.
Obligations under these endorsement contracts as of November 30, 2024, and significant contracts entered into through the date of this report, were $15.9 billion, with $1.9 billion payable within 12 months.
Other than the changes reported above, there have been no significant changes to the material cash requirements reported within our Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS
As of November 30, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
We believe the assumptions and judgments involved in the accounting estimates described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section within the Annual Report have the greatest potential impact on our financial statements, so we consider these to be our critical accounting estimates. Actual results could differ from these estimates. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2024.
There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating or financial results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: risks relating to our executive transition; risks relating to our multi-year enterprise initiative, risks related to any delays in the timing for implementing the initiative or potential disruptions to NIKE's business or operations as it executes on the initiative, and other factors that may cause NIKE to be unable to achieve the expected benefits of the initiative; intense competition among designers, marketers, distributors and sellers of athletic or leisure footwear, apparel and equipment for consumers and endorsers; NIKE's ability to successfully innovate and compete in various categories; new product development and innovation; demographic changes; changes in consumer preferences and channel mix; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting, and responding to changes in consumer preferences, consumer demand for NIKE products, changes in channel mix and the various market factors described above; the size and growth of the overall athletic or leisure footwear, apparel and equipment markets; international, national and local political, civil, economic and market conditions, including high and increasing inflation and interest rates; our ability to execute on our sustainability strategy and achieve our sustainability-related goals and targets, including sustainable product offerings; difficulties in implementing, operating and maintaining NIKE's increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products; increases in the cost of materials, labor and energy used to manufacture products; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity and an inability to maintain NIKE's reputation and brand image, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE's debt ratings; changes in business strategy or development plans; general risks associated with doing business outside of the United States, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, sanctions, political and economic instability, conflicts and terrorism; the potential impact of new and existing laws, regulations or policy, including, without limitation, tariffs, import/export, trade, wage and hour or labor and immigration regulations or policies; changes in government regulations; the impact of, including business and legal developments relating to, climate change, extreme weather conditions and natural disasters; litigation, regulatory proceedings, sanctions or any other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel or our corporate culture, values or purpose; the effects of NIKE's decision to invest in or divest of businesses or capabilities; health epidemics, pandemics and similar outbreaks; and other factors referenced or incorporated by reference in this report and other reports.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2022, the Board of Directors approved a four-year, $18 billion share repurchase program. As of November 30, 2024, the Company had repurchased 112.8 million shares at an average price of $100.26 per share for a total approximate cost of $11.3 billion under the program.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended November 30, 2024:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN OR PROGRAM (IN MILLIONS)
September 1 - September 30, 2024	4,649,833	$83.02	$7,366
October 1 - October 31, 2024	4,761,207	$82.11	$6,975
November 1 - November 30, 2024	3,667,095	$77.30	$6,691
	13,078,135	$81.09

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended November 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On October, 26, 2024, Monique Matheson, Executive Vice President, Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 40,000 shares of our Class B Common Stock, subject to certain conditions. The arrangement's expiration date is October 15, 2025.
On November 7, 2024, Mark Parker, Executive Chairman, adopted a Rule 10b5-1 trading arrangement for the sale of up to 650,044 shares of our Class B Common Stock, subject to certain conditions. The arrangement's expiration date is November 14, 2025.

ITEM 6. EXHIBITS

Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Sixth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed September 20, 2024).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Sixth Amended and Restated Bylaws (see Exhibit 3.2).
10.1	Offer Letter, dated September 19, 2024, between NIKE, Inc. and Elliott Hill
10.2	Covenant Not to Compete and Non-Disclosure Agreement, dated September 19, 2024, between NIKE, Inc. and Elliott Hill
10.3	Letter Agreement, dated September 19, 2024, between NIKE, Inc. and John J. Donahoe II
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certification of Chief Executive Officer.
32.2†	Section 1350 Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
† Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC. an Oregon Corporation
By:	/s/ MATTHEW FRIEND Matthew Friend Chief Financial Officer and Authorized Officer
Date:	January 3, 2025