Form 10-Q
period 2025-02-28
NIKE, Inc.
filed 2025-04-03
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2025

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of March 28, 2025, the number of shares of the Registrant's Common Stock outstanding were:
Class A	297,887,752
Class B	1,178,102,735
1,475,990,487

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
(In millions, except per share data)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	FEBRUARY 28, 2025	FEBRUARY 29, 2024
Revenues	$11,269	$12,429	$35,212	$38,756
Cost of sales	6,594	6,867	19,891	21,503
Gross profit	4,675	5,562	15,321	17,253
Demand creation expense	1,088	1,011	3,436	3,194
Operating overhead expense	2,799	3,215	8,504	9,294
Total selling and administrative expense	3,887	4,226	11,940	12,488
Interest expense (income), net	(18)	(52)	(85)	(108)
Other (income) expense, net	(38)	(16)	(101)	(101)
Income before income taxes	844	1,404	3,567	4,974
Income tax expense	50	232	559	774
NET INCOME	$794	$1,172	$3,008	$4,200
Earnings per common share:
Basic	$0.54	$0.77	$2.02	$2.76
Diluted	$0.54	$0.77	$2.02	$2.74
Weighted average common shares outstanding:
Basic	1,478.1	1,513.2	1,487.6	1,520.8
Diluted	1,480.6	1,526.5	1,491.0	1,534.0
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	FEBRUARY 28, 2025	FEBRUARY 29, 2024
Net income	$794	$1,172	$3,008	$4,200
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(57)	(57)	(143)	18
Change in net gains (losses) on cash flow hedges	119	50	342	(139)
Change in net gains (losses) on other	(1)	11	11	15
Total other comprehensive income (loss), net of tax	61	4	210	(106)
TOTAL COMPREHENSIVE INCOME	$855	$1,176	$3,218	$4,094
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	FEBRUARY 28,	MAY 31,
(In millions)	2025	2024
ASSETS
Current assets:
Cash and equivalents	$8,601	$9,860
Short-term investments	1,792	1,722
Accounts receivable, net	4,491	4,427
Inventories	7,539	7,519
Prepaid expenses and other current assets	2,186	1,854
Total current assets	24,609	25,382
Property, plant and equipment, net	4,717	5,000
Operating lease right-of-use assets, net	2,614	2,718
Identifiable intangible assets, net	259	259
Goodwill	239	240
Deferred income taxes and other assets	5,355	4,511
TOTAL ASSETS	$37,793	$38,110
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,000	$1,000
Notes payable	4	6
Accounts payable	3,106	2,851
Current portion of operating lease liabilities	474	477
Accrued liabilities	5,905	5,725
Income taxes payable	734	534
Total current liabilities	11,223	10,593
Long-term debt	7,956	7,903
Operating lease liabilities	2,477	2,566
Deferred income taxes and other liabilities	2,130	2,618
Commitments and contingencies (Note 12)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 298 and 298 shares outstanding	—	—
Class B — 1,179 and 1,205 shares outstanding	3	3
Capital in excess of stated value	13,916	13,409
Accumulated other comprehensive income (loss)	263	53
Retained earnings (deficit)	(175)	965
Total shareholders' equity	14,007	14,430
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,793	$38,110
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024
Cash provided (used) by operations:
Net income	$3,008	$4,200
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation	576	589
Deferred income taxes	(304)	(281)
Stock-based compensation	544	618
Amortization, impairment and other	35	51
Net foreign currency adjustments	24	(81)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(164)	(429)
(Increase) decrease in inventories	(99)	698
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(235)	(342)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(150)	(213)
Cash provided (used) by operations	3,235	4,810
Cash provided (used) by investing activities:
Purchases of short-term investments	(2,664)	(3,337)
Maturities of short-term investments	258	2,036
Sales of short-term investments	2,439	3,093
Additions to property, plant and equipment	(330)	(599)
Other investing activities	8	(9)
Cash provided (used) by investing activities	(289)	1,184
Cash provided (used) by financing activities:
Increase (decrease) in notes payable, net	(2)	—
Proceeds from exercise of stock options and other stock issuances	400	477
Repurchase of common stock	(2,786)	(3,214)
Dividends — common and preferred	(1,709)	(1,609)
Other financing activities	(79)	(122)
Cash provided (used) by financing activities	(4,176)	(4,468)
Effect of exchange rate changes on cash and equivalents	(29)	(7)
Net increase (decrease) in cash and equivalents	(1,259)	1,519
Cash and equivalents, beginning of period	9,860	7,441
CASH AND EQUIVALENTS, END OF PERIOD	$8,601	$8,960
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$87	$177
Dividends declared and not paid	594	561
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at November 30, 2024	298	$—	1,184	$3	$13,778	$202	$54	$14,037
Stock options exercised			1		55			55
Repurchase of Class B Common Stock			(6)		(60)		(439)	(499)
Dividends on common stock ($0.400 per share)							(594)	(594)
Issuance of shares to employees, net of shares withheld for employee taxes					(26)		10	(16)
Stock-based compensation					169			169
Net income							794	794
Other comprehensive income (loss)						61		61
Balance at February 28, 2025	298	$—	1,179	$3	$13,916	$263	$(175)	$14,007

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at November 30, 2023	298	$—	1,219	$3	$12,871	$121	$1,151	$14,146
Stock options exercised			2		135			135
Repurchase of Class B Common Stock			(8)		(67)		(799)	(866)
Dividends on common stock ($0.370 per share)							(561)	(561)
Issuance of shares to employees, net of shares withheld for employee taxes					(27)		7	(20)
Stock-based compensation					216			216
Net income							1,172	1,172
Other comprehensive income (loss)						4		4
Balance at February 29, 2024	298	$—	1,213	$3	$13,128	$125	$970	$14,226

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2024	298	$—	1,205	$3	$13,409	$53	$965	$14,430
Stock options exercised			5		274			274
Repurchase of Class B Common Stock			(34)		(311)		(2,442)	(2,753)
Dividends on common stock ($1.170 per share) and preferred stock ($0.10 per share)							(1,745)	(1,745)
Issuance of shares to employees, net of shares withheld for employee taxes			3		—		39	39
Stock-based compensation					544			544
Net income							3,008	3,008
Other comprehensive income (loss)						210		210
Balance at February 28, 2025	298	$—	1,179	$3	$13,916	$263	$(175)	$14,007

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2023	305	$—	1,227	$3	$12,412	$231	$1,358	$14,004
Stock options exercised			6		347			347
Conversion to Class B Common Stock	(7)		7					—
Repurchase of Class B Common Stock			(30)		(251)		(2,956)	(3,207)
Dividends on common stock ($1.080 per share) and preferred stock ($0.10 per share)							(1,645)	(1,645)
Issuance of shares to employees, net of shares withheld for employee taxes			3		2		13	15
Stock-based compensation					618			618
Net income							4,200	4,200
Other comprehensive income (loss)						(106)		(106)
Balance at February 29, 2024	298	$—	1,213	$3	$13,128	$125	$970	$14,226
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company" or "NIKE") and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2024, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2024 (the "Annual Report"). The results of operations for the three and nine months ended February 28, 2025, are not necessarily indicative of results to be expected for the entire fiscal year.
RECENTLY ISSUED ACCOUNTING STANDARDS AND DISCLOSURE RULES
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments require public entities to disclose significant segment expenses regularly provided to the chief operating decision maker and included within segment profit and loss. The amendments are effective for the Company's annual periods beginning June 1, 2024, and interim periods beginning June 1, 2025. The Company will adopt the ASU on a retrospective basis in the Annual Report on Form 10-K for the fiscal year ending May 31, 2025.
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

NOTE 2 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	FEBRUARY 28,	MAY 31,
(Dollars in millions)	2025	2024
Sales-related reserves	$1,682	$1,282
Compensation and benefits, excluding taxes	1,296	1,291
Dividends payable	598	563
Endorsement compensation	412	578
Other	1,917	2,011
TOTAL ACCRUED LIABILITIES	$5,905	$5,725

NOTE 3 — FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives, equity securities and available-for-sale debt securities.
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of February 28, 2025 and May 31, 2024, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	FEBRUARY 28, 2025
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,338	$1,338	$—
Level 1:
U.S. Treasury securities	1,156	2	1,154
Level 2:
Commercial paper and bonds	657	32	625
Money market funds	6,906	6,906	—
Time deposits	327	323	4
U.S. Agency securities	9	—	9
Total Level 2	7,899	7,261	638
TOTAL	$10,393	$8,601	$1,792

	MAY 31, 2024
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,222	$1,222	$—
Level 1:
U.S. Treasury securities	1,175	155	1,020
Level 2:
Commercial paper and bonds	591	17	574
Money market funds	8,119	8,119	—
Time deposits	440	347	93
U.S. Agency securities	35	—	35
Total Level 2	9,185	8,483	702
TOTAL	$11,582	$9,860	$1,722
As of February 28, 2025, the Company held $845 million of available-for-sale debt securities with maturity dates within one year and $947 million with maturity dates greater than one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $97 million and $113 million for the three months ended February 28, 2025 and February 29, 2024, respectively, and $314 million and $304 million for the nine months ended February 28, 2025 and February 29, 2024, respectively.

The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	FEBRUARY 28, 2025
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$619	$491	$128	$95	$86	$9
Interest rate swaps(1)	22	—	22	4	—	4
TOTAL	$641	$491	$150	$99	$86	$13
(1)If the derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $99 million as of February 28, 2025. As of that date, the Company received $262 million of cash collateral and $37 million of securities from various counterparties on the derivative asset balance. No collateral was posted on the derivative liability balance as of February 28, 2025.

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
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts, debt issuance costs and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt was approximately $7,825 million at February 28, 2025 and $7,631 million at May 31, 2024.
In March 2025, subsequent to the end of the third quarter of fiscal 2025, the Company repaid the $1.0 billion aggregate principal amount outstanding of its 2.40% notes due 2025 at maturity.

NOTE 4 — SHORT-TERM BORROWINGS AND CREDIT LINES
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.
As of February 28, 2025 and May 31, 2024, the Company had no borrowings outstanding under its $3 billion commercial paper program.
On March 7, 2025, subsequent to the end of the third quarter of fiscal 2025, the Company entered into a 364-day committed credit facility agreement with a syndicate of banks, which provides for up to $1 billion of borrowings, with an option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 6, 2026, with an option to extend the maturity date an additional 364 days. This facility replaces the prior $1 billion 364-day credit facility agreement entered into on March 8, 2024, which matured on March 7, 2025. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing Term Secured Overnight Financing Rate (Term SOFR) for the applicable interest period plus 0.60%. The facility fee is 0.02% of the total undrawn commitment. As of April 3, 2025, no amounts were outstanding under this committed credit facility.
On March 7, 2025, the Company also entered into a five-year committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, with the option to increase borrowings up to $3 billion in total with lender approval. The facility matures on March 7, 2030, with options to extend the maturity date up to an additional two years. This facility replaces the prior $2 billion five-year credit facility agreement entered into on March 11, 2022, which would have matured on March 11, 2027. Based on the Company's current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing Term SOFR for the applicable interest period plus 0.60%. The facility fee is 0.04% of the total undrawn commitment. As of April 3, 2025, no amounts were outstanding under this committed credit facility.

NOTE 5 — INCOME TAXES
The effective tax rate was 15.7% and 15.6% for the nine months ended February 28, 2025 and February 29, 2024, respectively. The increase in the Company's effective tax rate was primarily due to decreased benefits from stock-based compensation and one-time benefits recognized in the first nine months of fiscal 2024 including the impact of temporary relief provided by the Internal Revenue Service ("IRS") relating to U.S. foreign tax credit regulations. On July 21, 2023, the IRS issued Notice 2023-55 which specifically delayed the application of certain U.S. foreign tax credit regulations that had previously limited the Company's ability to claim credits on certain foreign taxes for the fiscal year ended May 31, 2023. As a result of this guidance, the Company recognized a one-time tax benefit related to fiscal 2023 tax positions in the first three months of fiscal 2024.
These impacts were largely offset by a one-time, non-cash deferred tax benefit recognized in the third quarter of fiscal 2025 provided by recently finalized U.S. tax regulations. On December 10, 2024, the U.S. Department of Treasury published final regulations related to Internal Revenue Code ("IRC") Section 987 foreign currency gains and losses derived from translation of the operations, assets and liabilities of non-U.S. qualified business units. While these regulations are effective for the Company beginning June 1, 2025, they require computation of a pre-transition foreign currency gain or loss to be included in the determination of future taxable income or loss. Based on the Company’s current analysis of the regulations and recognition of temporary differences impacting U.S. taxation of foreign earnings under Subpart F of the Internal Revenue Code, the Company recognized a non-cash deferred income tax benefit of $133 million related to pre-transition foreign currency losses expected to reduce taxable income in future periods.
The Organization for Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Inclusive Framework") have put forth Pillar Two proposals that ensure a minimal level of taxation. Several countries in which the Company operates, including several European Union member states, have adopted domestic legislation to implement the Inclusive Framework's global corporate minimum tax rate of fifteen percent. This legislation became effective for the Company beginning June 1, 2024. Based on the Company's current analysis of Pillar Two provisions, these tax law changes did not have a material impact on the Company's financial statements for the first nine months of fiscal 2025 and are not expected to for fiscal 2025.
As of February 28, 2025, total gross unrecognized tax benefits, excluding related interest and penalties, were $1,004 million, $737 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2024, total gross unrecognized tax benefits, excluding related interest and penalties, were $990 million. As of February 28, 2025 and May 31, 2024, accrued interest and penalties related to uncertain tax positions were $363 million and $332 million, respectively, (excluding federal benefit) and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service ("IRS") for fiscal years 2017 through 2023. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments.
Tax years after 2011 remain open in certain major foreign jurisdictions. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $226 million within the next 12 months primarily as a result of the expected resolution with the IRS of certain U.S. federal income tax matters for fiscal years 2017 through 2019 related to transfer pricing adjustments, research and development credits and other items.
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
The following table summarizes the Company's total stock-based compensation expense recognized within Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	FEBRUARY 28, 2025	FEBRUARY 29, 2024
Stock options(1)	$69	$89	$222	$253
ESPPs	17	17	53	55
Restricted stock and restricted stock units(2)	83	110	269	310
TOTAL STOCK-BASED COMPENSATION EXPENSE	$169	$216	$544	$618
(1)Expense for stock options includes the expense associated with stock appreciation rights.
(2)Expense for restricted stock units includes an immaterial amount of expense for PSUs.
STOCK OPTIONS
As of February 28, 2025, the Company had $468 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized within Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.5 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
As of February 28, 2025, the Company had $696 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized within Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.6 years.

NOTE 7 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share exclude restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an estimated additional 77.1 million and 40.9 million shares of common stock outstanding for the three months ended February 28, 2025 and February 29, 2024, respectively, and 75.3 million and 42.6 million shares of common stock outstanding for the nine months ended February 28, 2025 and February 29, 2024, respectively, because the awards were assumed to be anti-dilutive.

	THREE MONTHS ENDED		NINE MONTHS ENDED
(In millions, except per share data)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	FEBRUARY 28, 2025	FEBRUARY 29, 2024
Net income available to common stockholders	$794	$1,172	$3,008	$4,200
Determination of shares:
Weighted average common shares outstanding	1,478.1	1,513.2	1,487.6	1,520.8
Assumed conversion of dilutive stock options and awards	2.5	13.3	3.4	13.2
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,480.6	1,526.5	1,491.0	1,534.0
Earnings per common share:
Basic	$0.54	$0.77	$2.02	$2.76
Diluted	$0.54	$0.77	$2.02	$2.74

NOTE 8 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the three and nine months ended February 28, 2025, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report.
The majority of derivatives outstanding as of February 28, 2025, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Chinese Yuan/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	FEBRUARY 28,	MAY 31,
(Dollars in millions)		2025	2024
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$479	$269
Foreign exchange forwards and options	Deferred income taxes and other assets	128	44
Interest rate swaps	Deferred income taxes and other assets	22	—
Total derivatives formally designated as hedging instruments		629	313
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	12	30
Total derivatives not designated as hedging instruments		12	30
TOTAL DERIVATIVE ASSETS		$641	$343

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	FEBRUARY 28,	MAY 31,
(Dollars in millions)		2025	2024
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$74	$110
Foreign exchange forwards and options	Deferred income taxes and other liabilities	9	5
Interest rate swaps	Deferred income taxes and other liabilities	4	31
Total derivatives formally designated as hedging instruments		87	146
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	12	5
Total derivatives not designated as hedging instruments		12	5
TOTAL DERIVATIVE LIABILITIES		$99	$151

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED
	FEBRUARY 28, 2025	FEBRUARY 29, 2024		FEBRUARY 28, 2025	FEBRUARY 29, 2024
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(30)	$(32)	Revenues	$(25)	$(10)
Foreign exchange forwards and options	180	135	Cost of sales	67	70
Foreign exchange forwards and options	—	—	Demand creation expense	—	1
Foreign exchange forwards and options	66	49	Other (income) expense, net	57	52
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(2)
TOTAL DESIGNATED CASH FLOW HEDGES	$216	$152		$97	$111
(1)For the three months ended February 28, 2025 and February 29, 2024, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	NINE MONTHS ENDED		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	NINE MONTHS ENDED
	FEBRUARY 28, 2025	FEBRUARY 29, 2024		FEBRUARY 28, 2025	FEBRUARY 29, 2024
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(103)	$(55)	Revenues	$(70)	$(7)
Foreign exchange forwards and options	478	154	Cost of sales	187	221
Foreign exchange forwards and options	—	2	Demand creation expense	—	1
Foreign exchange forwards and options	194	78	Other (income) expense, net	102	138
Interest rate swaps(2)	—	—	Interest expense (income), net	(6)	(6)
TOTAL DESIGNATED CASH FLOW HEDGES	$569	$179		$213	$347
(1)For the nine months ended February 28, 2025 and February 29, 2024, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES				LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	FEBRUARY 28, 2025	FEBRUARY 29, 2024
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$3	$9	$9	$(1)	Other (income) expense, net

CASH FLOW HEDGES
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $14.7 billion and $16.2 billion as of February 28, 2025 and May 31, 2024, respectively. Approximately $471 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of February 28, 2025, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of February 28, 2025, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 27 months.
FAIR VALUE HEDGES
The total notional amount of outstanding interest rate swap contracts designated as fair value hedges was $2.4 billion and $1.8 billion as of February 28, 2025 and May 31, 2024, respectively.
UNDESIGNATED DERIVATIVE INSTRUMENTS
The total notional amount of outstanding undesignated derivative instruments was $3.3 billion and $4.4 billion as of February 28, 2025 and May 31, 2024, respectively.
CREDIT RISK
As of February 28, 2025, the Company was in compliance with all credit risk-related contingent features and considers the impact of the risk of counterparty default to be immaterial. For additional information related to the Company's derivative financial instruments and collateral, refer to Note 3 — Fair Value Measurements.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at November 30, 2024	$(342)	$470	$115	$(41)	$202
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(57)	205	—	4	152
Reclassifications to net income of previously deferred (gains) losses(2)(3)	—	(86)	—	(5)	(91)
Total other comprehensive income (loss)	(57)	119	—	(1)	61
Balance at February 28, 2025	$(399)	$589	$115	$(42)	$263
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

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at November 30, 2023	$(178)	$242	$115	$(58)	$121
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(57)	150	—	4	97
Reclassifications to net income of previously deferred (gains) losses(2)(3)	—	(100)	—	7	(93)
Total other comprehensive income (loss)	(57)	50	—	11	4
Balance at February 29, 2024	$(235)	$292	$115	$(47)	$125
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

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2024	$(256)	$247	$115	$(53)	$53
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(143)	546	—	14	417
Reclassifications to net income of previously deferred (gains) losses(2)(3)	—	(204)	—	(3)	(207)
Total other comprehensive income (loss)	(143)	342	—	11	210
Balance at February 28, 2025	$(399)	$589	$115	$(42)	$263
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

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2023	$(253)	$431	$115	$(62)	$231
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	16	175	—	15	206
Reclassifications to net income of previously deferred (gains) losses(2)(3)	2	(314)	—	—	(312)
Total other comprehensive income (loss)	18	(139)	—	15	(106)
Balance at February 29, 2024	$(235)	$292	$115	$(47)	$125
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

For additional information related to the Company's cash flow hedges refer to Note 8 — Risk Management and Derivatives.

NOTE 10 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues disaggregated by reportable operating segment, major product line and distribution channel:

	THREE MONTHS ENDED FEBRUARY 28, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,132	$1,742	$1,282	$1,052	$—	$7,208	$349	$—	$7,557
Apparel	1,510	913	412	358	—	3,193	22	—	3,215
Equipment	222	156	39	60	—	477	7	—	484
Other	—	—	—	—	12	12	27	(26)	13
TOTAL REVENUES	$4,864	$2,811	$1,733	$1,470	$12	$10,890	$405	$(26)	$11,269
Revenues by:
Sales to Wholesale Customers	$2,499	$1,817	$995	$844	$—	$6,155	$208	$—	$6,363
Sales through Direct to Consumer	2,365	994	738	626	—	4,723	170	—	4,893
Other	—	—	—	—	12	12	27	(26)	13
TOTAL REVENUES	$4,864	$2,811	$1,733	$1,470	$12	$10,890	$405	$(26)	$11,269

	THREE MONTHS ENDED FEBRUARY 29, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,460	$1,960	$1,547	$1,195	$—	$8,162	$426	$—	$8,588
Apparel	1,408	994	498	390	—	3,290	25	—	3,315
Equipment	202	184	39	62	—	487	9	—	496
Other	—	—	—	—	9	9	35	(14)	30
TOTAL REVENUES	$5,070	$3,138	$2,084	$1,647	$9	$11,948	$495	$(14)	$12,429
Revenues by:
Sales to Wholesale Customers	$2,440	$1,966	$1,243	$939	$—	$6,588	$257	$—	$6,845
Sales through Direct to Consumer	2,630	1,172	841	708	—	5,351	203	—	5,554
Other	—	—	—	—	9	9	35	(14)	30
TOTAL REVENUES	$5,070	$3,138	$2,084	$1,647	$9	$11,948	$495	$(14)	$12,429

	NINE MONTHS ENDED FEBRUARY 28, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$9,580	$5,676	$3,731	$3,338	$—	$22,325	$1,149	$—	$23,474
Apparel	4,534	3,042	1,244	1,143	—	9,963	65	—	10,028
Equipment	755	539	135	195	—	1,624	25	—	1,649
Other	—	—	—	—	39	39	96	(74)	61
TOTAL REVENUES	$14,869	$9,257	$5,110	$4,676	$39	$33,951	$1,335	$(74)	$35,212
Revenues by:
Sales to Wholesale Customers	$7,840	$6,011	$2,870	$2,764	$—	$19,485	$695	$—	$20,180
Sales through Direct to Consumer	7,029	3,246	2,240	1,912	—	14,427	544	—	14,971
Other	—	—	—	—	39	39	96	(74)	61
TOTAL REVENUES	$14,869	$9,257	$5,110	$4,676	$39	$33,951	$1,335	$(74)	$35,212

	NINE MONTHS ENDED FEBRUARY 29, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$10,950	$6,406	$4,195	$3,639	$—	$25,190	$1,390	$—	$26,580
Apparel	4,555	3,331	1,368	1,198	—	10,452	75	—	10,527
Equipment	613	578	119	187	—	1,497	27	—	1,524
Other	—	—	—	—	34	34	110	(19)	125
TOTAL REVENUES	$16,118	$10,315	$5,682	$5,024	$34	$37,173	$1,602	$(19)	$38,756
Revenues by:
Sales to Wholesale Customers	$8,114	$6,483	$3,165	$2,927	$—	$20,689	$843	$—	$21,532
Sales through Direct to Consumer	8,004	3,832	2,517	2,097	—	16,450	649	—	17,099
Other	—	—	—	—	34	34	110	(19)	125
TOTAL REVENUES	$16,118	$10,315	$5,682	$5,024	$34	$37,173	$1,602	$(19)	$38,756
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
As of February 28, 2025 and May 31, 2024, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	FEBRUARY 28, 2025	FEBRUARY 29, 2024
REVENUES
North America	$4,864	$5,070	$14,869	$16,118
Europe, Middle East & Africa	2,811	3,138	9,257	10,315
Greater China	1,733	2,084	5,110	5,682
Asia Pacific & Latin America	1,470	1,647	4,676	5,024
Global Brand Divisions	12	9	39	34
Total NIKE Brand	10,890	11,948	33,951	37,173
Converse	405	495	1,335	1,602
Corporate	(26)	(14)	(74)	(19)
TOTAL NIKE, INC. REVENUES	$11,269	$12,429	$35,212	$38,756
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,103	$1,400	$3,690	$4,360
Europe, Middle East & Africa	480	734	2,103	2,591
Greater China	421	722	1,298	1,761
Asia Pacific & Latin America	346	471	1,208	1,406
Global Brand Divisions	(1,093)	(1,199)	(3,453)	(3,572)
Converse	39	98	213	380
Corporate	(470)	(874)	(1,577)	(2,060)
Interest expense (income), net	(18)	(52)	(85)	(108)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$844	$1,404	$3,567	$4,974

	FEBRUARY 28,	MAY 31,
(Dollars in millions)	2025	2024
ACCOUNTS RECEIVABLE, NET
North America	$1,957	$1,723
Europe, Middle East & Africa	1,283	1,239
Greater China	260	327
Asia Pacific & Latin America	680	792
Global Brand Divisions	103	103
Total NIKE Brand	4,283	4,184
Converse	201	201
Corporate	7	42
TOTAL ACCOUNTS RECEIVABLE, NET	$4,491	$4,427
INVENTORIES
North America	$3,107	$3,134
Europe, Middle East & Africa	1,892	2,028
Greater China	1,100	1,070
Asia Pacific & Latin America	934	810
Global Brand Divisions	154	166
Total NIKE Brand	7,187	7,208
Converse	285	296
Corporate	67	15
TOTAL INVENTORIES(1)	$7,539	$7,519
(1)Inventories as of February 28, 2025 and May 31, 2024, were substantially all finished goods.

	FEBRUARY 28,	MAY 31,
(Dollars in millions)	2025	2024
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$656	$744
Europe, Middle East & Africa	1,054	1,089
Greater China	228	258
Asia Pacific & Latin America	288	282
Global Brand Divisions	794	842
Total NIKE Brand	3,020	3,215
Converse	17	27
Corporate	1,680	1,758
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,717	$5,000
NOTE 12 — COMMITMENTS AND CONTINGENCIES
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
BELGIAN CUSTOMS CLAIM
The Company has received claims for certain years from Belgian Customs for alleged underpaid duties related to products imported beginning in fiscal 2018. The Company disputes these claims and has engaged in the appellate process. The Company has issued bank guarantees in order to appeal the claims. At this time, the Company is unable to estimate the range of loss and cannot predict the final outcome as it could take several years to reach a resolution on this matter. If this matter is ultimately resolved against the Company, the amounts owed, including fines, penalties and other consequences relating to the matter, could have a material adverse effect on the Company's results of operations, financial position and cash flows.
NOTE 13 — RESTRUCTURING
During the third quarter of fiscal 2024, the Company announced a multi-year enterprise initiative designed to accelerate its future growth. As part of this initiative, management streamlined the organization which resulted in a net reduction in the Company's global workforce. During the third quarter of fiscal 2024, the Company recognized pre-tax restructuring charges of $403 million, with $379 million primarily related to employee severance costs and $24 million related to accelerated stock-based compensation. Of the $403 million pre-tax restructuring charges, $340 million was classified within Operating overhead expense and $63 million was classified within Cost of sales.
As of the second quarter of fiscal 2025, the restructuring initiative was substantially complete. During the nine months ended February 28, 2025, the Company made cash payments of $243 million related to employee severance. As of May 31, 2024, $267 million of related pre-tax restructuring charges were reflected within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

NOTE 14 — SUPPLIER FINANCE PROGRAMS
Certain financial institutions offer voluntary supplier finance programs facilitated through a third-party platform that provide participating suppliers the option to finance valid payment obligations from the Company. The Company is not a party to agreements negotiated between participating suppliers and third-party financial institutions. The Company's obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in these programs and the Company does not provide guarantees to third parties in connection with these programs. As of February 28, 2025 and May 31, 2024, the Company had $1,050 million and $840 million, respectively, of outstanding supplier obligations confirmed as valid under these programs. These amounts are included within Accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

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
Our strategy is to achieve sustainable, profitable long-term revenue growth by leading with sport, creating innovative, "must-have" products, building deep personal consumer connections with our brands and delivering compelling consumer experiences through digital platforms and at retail.
QUARTERLY FINANCIAL HIGHLIGHTS
•NIKE, Inc. Revenues for the third quarter of fiscal 2025 were $11.3 billion compared to $12.4 billion for the third quarter of fiscal 2024
•NIKE Direct revenues were $4.7 billion for the third quarter of fiscal 2025 compared to $5.4 billion for the third quarter of fiscal 2024, and represented approximately 43% of total NIKE Brand revenues
•NIKE Brand wholesale revenues were $6.2 billion for the third quarter of fiscal 2025 compared to $6.6 billion for the third quarter of fiscal 2024
•Gross margin for the third quarter of fiscal 2025 decreased 330 basis points to 41.5%
•Inventories as of February 28, 2025, were $7.5 billion, flat compared to May 31, 2024
•We returned approximately $1.1 billion to our shareholders in the third quarter of fiscal 2025 through dividends and share repurchases
Our results for the third quarter of fiscal 2025 reflected a decrease in traffic across NIKE Direct and our actions to reduce supply of certain footwear products in the marketplace through increased markdowns, higher sales-related reserves and discounts which negatively impacted our Revenues and gross margin.
FACTORS IMPACTING OUR BUSINESS
We are navigating through several external factors that create uncertainty and volatility in the operating environment, including, but not limited to, geopolitical dynamics, new tariffs, tax regulation and fluctuating foreign exchange rates. These factors, and any changes to these factors, among others, could have a material adverse impact on consumer behavior and on our future Revenues and overall profitability. For a discussion of these factors and other risks, refer to Risk Factors in Item 1A of Part 1 within our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 (the "Annual Report").
Despite these factors, we are focused on building a complete product portfolio, creating stories to inspire and emotionally connect with consumers, and elevating and growing the entire marketplace as we continue to take actions across the following areas:
•Product Management: Reducing the supply of certain footwear products in the marketplace as we shift to new and innovative products and rebalance the mix of our footwear portfolio.
•Marketplace Management: Repositioning NIKE Brand Digital as a full-price platform and reinvesting in wholesale distribution. This includes liquidating inventory through increased markdowns across NIKE Direct, and higher sales returns and discounts with our wholesale partners to reduce inventory and create capacity for new product.
•Brand Management: Increasing investment in demand creation including brand marketing and sports marketing to support key product launches and sports moments.
Over the next several quarters, we expect these actions will have a negative impact on our Revenues and gross margin as well as higher Demand creation expense. However, we believe these actions will reignite brand momentum and reposition our business to drive long-term shareholder value.

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
Earnings Before Interest and Taxes ("EBIT"): Calculated as Net income before Interest expense (income), net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income. Total NIKE, Inc. EBIT for the three and nine months ended February 28, 2025 and February 29, 2024 are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	FEBRUARY 28, 2025	FEBRUARY 29, 2024
Net income	$794	$1,172	$3,008	$4,200
Add: Interest expense (income), net	(18)	(52)	(85)	(108)
Add: Income tax expense	50	232	559	774
Earnings before interest and taxes	$826	$1,352	$3,482	$4,866
EBIT margin: Calculated as total NIKE, Inc. EBIT divided by total NIKE, Inc. Revenues. Our EBIT margin calculation for the three and nine months ended February 28, 2025 and February 29, 2024 are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	FEBRUARY 28, 2025	FEBRUARY 29, 2024
Numerator
Earnings before interest and taxes	$826	$1,352	$3,482	$4,866
Denominator
Total NIKE, Inc. Revenues	$11,269	$12,429	$35,212	$38,756
EBIT margin	7.3%	10.9%	9.9%	12.6%
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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions, except per share data)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE
Revenues	$11,269	$12,429	-9%	$35,212	$38,756	-9%
Cost of sales	6,594	6,867	-4%	19,891	21,503	-7%
Gross profit	4,675	5,562	-16%	15,321	17,253	-11%
Gross margin	41.5%	44.8%		43.5%	44.5%
Demand creation expense	1,088	1,011	8%	3,436	3,194	8%
Operating overhead expense	2,799	3,215	-13%	8,504	9,294	-9%
Total selling and administrative expense	3,887	4,226	-8%	11,940	12,488	-4%
% of revenues	34.5%	34.0%		33.9%	32.2%
Interest expense (income), net	(18)	(52)	—	(85)	(108)	—
Other (income) expense, net	(38)	(16)	—	(101)	(101)	—
Income before income taxes	844	1,404	-40%	3,567	4,974	-28%
Income tax expense	50	232	-78%	559	774	-28%
Effective tax rate	5.9%	16.5%		15.7%	15.6%
NET INCOME	$794	$1,172	-32%	$3,008	$4,200	-28%
Diluted earnings per common share	$0.54	$0.77	-30%	$2.02	$2.74	-26%

CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$7,208	$8,162	-12%	-9%	$22,325	$25,190	-11%	-10%
Apparel	3,193	3,290	-3%	-1%	9,963	10,452	-5%	-4%
Equipment	477	487	-2%	0%	1,624	1,497	8%	9%
Global Brand Divisions(2)	12	9	33%	21%	39	34	15%	13%
Total NIKE Brand Revenues	10,890	11,948	-9%	-6%	33,951	37,173	-9%	-8%
Converse	405	495	-18%	-16%	1,335	1,602	-17%	-16%
Corporate(3)	(26)	(14)	—	—	(74)	(19)	—	—
TOTAL NIKE, INC. REVENUES	$11,269	$12,429	-9%	-7%	$35,212	$38,756	-9%	-8%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,155	$6,588	-7%	-4%	$19,485	$20,689	-6%	-5%
Sales through NIKE Direct	4,723	5,351	-12%	-10%	14,427	16,450	-12%	-12%
Global Brand Divisions(2)	12	9	33%	21%	39	34	15%	13%
TOTAL NIKE BRAND REVENUES	$10,890	$11,948	-9%	-6%	$33,951	$37,173	-9%	-8%
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
THIRD QUARTER OF FISCAL 2025 COMPARED TO THIRD QUARTER OF FISCAL 2024
•NIKE, Inc. Revenues for the third quarter of fiscal 2025 were $11.3 billion compared to $12.4 billion for the third quarter of fiscal 2024. On a currency-neutral basis, NIKE, Inc. Revenues decreased 7%, primarily due to lower revenues in Greater China, Europe, Middle East & Africa ("EMEA") and North America, which each reduced NIKE, Inc. Revenues by approximately 3, 2 and 2 percentage points, respectively.
•NIKE Brand revenues, which represented over 90% of NIKE, Inc. Revenues, decreased 9% on a reported basis and 6% on a currency-neutral basis. The decrease on a currency-neutral basis was due to lower revenues in the Jordan Brand, Men's, Kids' and Women's.
•NIKE Brand footwear revenues decreased 9% on a currency-neutral basis. Unit sales of footwear decreased 8%, while lower average selling price ("ASP") per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to higher discounts and changes in channel mix, partially offset by product mix.
•NIKE Brand apparel revenues decreased 1% on a currency-neutral basis. Unit sales of apparel were flat, while lower ASP per unit reduced apparel revenues by approximately 1 percentage point. Lower ASP per unit was primarily due to changes in channel mix and higher discounts, partially offset by product mix.
•NIKE Brand wholesale revenues decreased 7% on a reported basis and 4% on a currency-neutral basis. The decrease on a currency-neutral basis was driven by lower revenues in Greater China, EMEA, Asia Pacific & Latin America ("APLA"), partially offset by an increase in North America.

•NIKE Direct revenues were $4.7 billion in the third quarter of fiscal 2025, compared to $5.4 billion for the third quarter of fiscal 2024. NIKE Brand Digital sales were $2.5 billion for the third quarter of fiscal 2025 compared to $3.0 billion for the third quarter of fiscal 2024. On a currency-neutral basis, NIKE Direct revenues decreased 10%, primarily due to NIKE Brand Digital sales declines of 15% and comparable store sales declines of 3% compared to the third quarter of fiscal 2024. For additional information regarding comparable store sales, including the definition, see "Comparable Store Sales".
FIRST NINE MONTHS OF FISCAL 2025 COMPARED TO FIRST NINE MONTHS OF FISCAL 2024
•NIKE, Inc. Revenues were $35.2 billion for the first nine months of fiscal 2025 compared to $38.8 billion for the first nine months of fiscal 2024. On a currency-neutral basis, NIKE, Inc. Revenues decreased 8%, primarily due to lower revenues in North America, EMEA, Greater China and Converse which each reduced NIKE, Inc. Revenues by 3, 3, 1 and 1 percentage points, respectively.
•NIKE Brand revenues, which represented over 90% of NIKE, Inc. Revenues, decreased 9% on a reported basis and 8% on a currency-neutral basis. The decrease on a currency-neutral basis was due to lower revenues in the Jordan Brand, Men's, Women's and Kids'.
•NIKE Brand footwear revenues decreased 10% on a currency-neutral basis. Unit sales of footwear decreased 8%, while lower ASP per pair reduced footwear revenues by approximately 2 percentage points. Lower ASP per pair was primarily due to higher discounts and changes in channel mix, partially offset by strategic pricing actions.
•NIKE Brand apparel revenues decreased 4% on a currency-neutral basis. Unit sales of apparel decreased 5%, while higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth. Higher ASP per unit was primarily due to strategic pricing actions, partially offset by changes in channel mix.
•NIKE Brand wholesale revenues decreased 6% and 5% on a reported and currency-neutral basis, respectively. The decrease on a currency-neutral basis was driven by lower revenues in EMEA, Greater China, North America, and APLA.
•NIKE Direct revenues were $14.4 billion for the first nine months of fiscal 2025, compared to $16.5 billion for the first nine months of fiscal 2024. NIKE Brand Digital sales were $7.6 billion for the first nine months of fiscal 2025 compared to $9.4 billion for the first nine months of fiscal 2024. On a currency-neutral basis, NIKE Direct revenues decreased 12%, primarily due to NIKE Brand Digital sales declines of 19% and comparable store sales declines of 2% compared to the first nine months of fiscal 2024.
GROSS MARGIN

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE
Gross profit	$4,675	$5,562	-16%	$15,321	$17,253	-11%
Gross margin	41.5%	44.8%	(330) bps	43.5%	44.5%	(100) bps
THIRD QUARTER OF FISCAL 2025 COMPARED TO THIRD QUARTER OF FISCAL 2024
For the third quarter of fiscal 2025, our consolidated gross margin was 330 basis points lower than the prior year due to:
•Lower NIKE Brand ASP (decreasing gross margin approximately 150 basis points), primarily due to higher discounts and changes in channel mix;
•Higher other costs (decreasing gross margin approximately 90 basis points), in part due to higher inventory obsolescence reserves;
•Higher NIKE Brand product costs (decreasing gross margin approximately 70 basis points);
•Unfavorable changes in foreign currency exchange rates, net of hedges (decreasing gross margin approximately 30 basis points); and
•Lower gross margin from Converse (decreasing gross margin approximately 20 basis points).
This was partially offset by:
•Restructuring charges in the prior year (increasing gross margin approximately 50 basis points).

FIRST NINE MONTHS OF FISCAL 2025 COMPARED TO FIRST NINE MONTHS OF FISCAL 2024
For the first nine months of fiscal 2025, our consolidated gross margin was 100 basis points lower than the prior year due to:
•Lower NIKE Brand ASP (decreasing gross margin approximately 140 basis points), primarily due to higher discounts and changes in channel mix, partially offset by benefits from strategic pricing actions;
•Higher other costs (decreasing gross margin approximately 70 basis points), in part due to higher inventory obsolescence reserves; and
•Lower gross margin from Converse (decreasing gross margin approximately 10 basis points).
This was partially offset by:
•Lower NIKE Brand product costs (increasing gross margin approximately 100 basis points);
•Lower warehousing and logistics costs (increasing gross margin approximately 30 basis points); and
•Restructuring charges in the prior year (increasing gross margin approximately 20 basis points).
TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE
Demand creation expense(1)	$1,088	$1,011	8%	$3,436	$3,194	8%
Operating overhead expense(2)	2,799	3,215	-13%	8,504	9,294	-9%
Total selling and administrative expense	$3,887	$4,226	-8%	$11,940	$12,488	-4%
% of revenues	34.5%	34.0%	50 bps	33.9%	32.2%	170 bps
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
THIRD QUARTER OF FISCAL 2025 COMPARED TO THIRD QUARTER OF FISCAL 2024
Demand creation expense increased 8% primarily due to an increase in brand marketing expense, reflecting investment in key sports events. Changes in foreign currency exchange rates did not have a material impact on Demand creation expense.
Operating overhead expense decreased 13% primarily due to restructuring charges in the prior year and lower wage-related expenses. Changes in foreign currency exchange rates did not have a material impact on Operating overhead expense.
FIRST NINE MONTHS OF FISCAL 2025 COMPARED TO FIRST NINE MONTHS OF FISCAL 2024
Demand creation expense increased 8% primarily due to an increase in brand marketing expense, reflecting investment in key sports events. Changes in foreign currency exchange rates did not have a material impact on Demand creation expense.
Operating overhead expense decreased 9% due to restructuring charges in the prior year, lower wage-related expenses and lower other administrative costs. Changes in foreign currency exchange rates did not have a material impact on Operating overhead expense.

OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	FEBRUARY 28, 2025	FEBRUARY 29, 2024
Other (income) expense, net	$(38)	$(16)	$(101)	$(101)
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions outside the normal course of business.
For the third quarter of fiscal 2025, Other (income) expense, net increased from $16 million of other income, net, in the prior year to $38 million of other income, net, in the current year, primarily due to goodwill impairment in the prior year and a net favorable change in foreign currency conversion gains and losses, including hedges.
For the first nine months of fiscal 2025, Other (income) expense, net was flat compared to the prior year.

INCOME TAXES

	THREE MONTHS ENDED			NINE MONTHS ENDED
	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE
Effective tax rate	5.9%	16.5%	(1,060) bps	15.7%	15.6%	10 bps
Our effective tax rate was 5.9% for the third quarter of fiscal 2025, compared to 16.5% for the third quarter of fiscal 2024 primarily due to a one-time, non-cash deferred tax benefit provided by recently finalized U.S. tax regulations related to foreign currency gains and losses.
Our effective tax rate was 15.7% for the first nine months of fiscal 2025, compared to 15.6% for the first nine months of fiscal 2024, primarily due to decreased benefits from stock-based compensation and one-time benefits in the first nine months of fiscal 2024 including the impact of the delay of the effective date of certain U.S. foreign tax credit regulations. These impacts were largely offset by a one-time, non-cash deferred tax benefit in the first nine months of fiscal 2025 provided by recently finalized U.S. tax regulations related to foreign currency gains and losses.
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
The breakdown of Revenues is as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$4,864	$5,070	-4%	-4%	$14,869	$16,118	-8%	-8%
Europe, Middle East & Africa	2,811	3,138	-10%	-6%	9,257	10,315	-10%	-10%
Greater China	1,733	2,084	-17%	-15%	5,110	5,682	-10%	-10%
Asia Pacific & Latin America	1,470	1,647	-11%	-4%	4,676	5,024	-7%	-3%
Global Brand Divisions(2)	12	9	33%	21%	39	34	15%	13%
TOTAL NIKE BRAND	10,890	11,948	-9%	-6%	33,951	37,173	-9%	-8%
Converse	405	495	-18%	-16%	1,335	1,602	-17%	-16%
Corporate(3)	(26)	(14)	—	—	(74)	(19)	—	—
TOTAL NIKE, INC. REVENUES	$11,269	$12,429	-9%	-7%	$35,212	$38,756	-9%	-8%
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
The breakdown of EBIT is as follows:

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE
North America	$1,103	$1,400	-21%	$3,690	$4,360	-15%
Europe, Middle East & Africa	480	734	-35%	2,103	2,591	-19%
Greater China	421	722	-42%	1,298	1,761	-26%
Asia Pacific & Latin America	346	471	-27%	1,208	1,406	-14%
Global Brand Divisions	(1,093)	(1,199)	9%	(3,453)	(3,572)	3%
TOTAL NIKE BRAND(1)	1,257	2,128	-41%	4,846	6,546	-26%
Converse	39	98	-60%	213	380	-44%
Corporate	(470)	(874)	46%	(1,577)	(2,060)	23%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	826	1,352	-39%	3,482	4,866	-28%
EBIT margin(1)	7.3%	10.9%		9.9%	12.6%
Interest expense (income), net	(18)	(52)	—	(85)	(108)	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$844	$1,404	-40%	$3,567	$4,974	-28%
(1)    Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT margin represent non-GAAP financial measures. For additional information, see "Use of Non-GAAP Financial Measures".

NORTH AMERICA

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$3,132	$3,460	-9%	-9%	$9,580	$10,950	-13%	-12%
Apparel	1,510	1,408	7%	8%	4,534	4,555	0%	0%
Equipment	222	202	10%	10%	755	613	23%	23%
TOTAL REVENUES	$4,864	$5,070	-4%	-4%	$14,869	$16,118	-8%	-8%
Revenues by:
Sales to Wholesale Customers	$2,499	$2,440	2%	3%	$7,840	$8,114	-3%	-3%
Sales through NIKE Direct	2,365	2,630	-10%	-10%	7,029	8,004	-12%	-12%
TOTAL REVENUES	$4,864	$5,070	-4%	-4%	$14,869	$16,118	-8%	-8%
EARNINGS BEFORE INTEREST AND TAXES	$1,103	$1,400	-21%		$3,690	$4,360	-15%
THIRD QUARTER OF FISCAL 2025 COMPARED TO THIRD QUARTER OF FISCAL 2024
•North America revenues decreased 4% on a currency-neutral basis, primarily due to lower revenues in the Jordan Brand. Wholesale revenues increased 3%. NIKE Direct revenues decreased 10%, primarily due to digital sales declines of 12% and comparable store sales declines of 7%.
•Footwear revenues decreased 9% on a currency-neutral basis. Unit sales of footwear decreased 8%, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to higher discounts and changes in channel mix, partially offset by product mix.
•Apparel revenues increased 8% on a currency-neutral basis. Unit sales of apparel increased 6%, while higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to product mix, partially offset by changes in channel mix.
Reported EBIT decreased 21% reflecting lower revenues and the following:
•Gross margin contraction of 210 basis points primarily due to lower ASP and higher inventory obsolescence reserves. Lower ASP primarily reflects higher discounts and changes in channel mix, partially offset by product mix.
•Selling and administrative expense increase of 12% driven by higher operating overhead expense and higher demand creation expense. The increase in operating overhead expense was primarily due to higher other administrative costs. The increase in demand creation expense was primarily due to higher brand marketing expense, reflecting investment in key sports events.
FIRST NINE MONTHS OF FISCAL 2025 COMPARED TO FIRST NINE MONTHS OF FISCAL 2024
•North America revenues decreased 8% on a currency-neutral basis, primarily due to lower revenues in the Jordan Brand, Men's and Women's. Wholesale revenues decreased 3%. NIKE Direct revenues decreased 12%, primarily due to digital sales declines of 17% and comparable store sales declines of 3%.
•Footwear revenues decreased 12% on a currency-neutral basis. Unit sales of footwear decreased 10%, while lower ASP per pair reduced footwear revenues by approximately 2 percentage points. Lower ASP per pair was primarily due to higher discounts and changes in channel mix, partially offset by strategic pricing actions.
•Apparel revenues were flat on a currency-neutral basis. Unit sales of apparel and ASP per unit were flat, as strategic pricing actions were offset by changes in channel mix.
Reported EBIT decreased 15% reflecting lower revenues and the following:
•Gross margin contraction of 10 basis points primarily due to lower ASP and higher inventory obsolescence reserves, partially offset by lower product costs. Lower ASP primarily reflects higher discounts and changes in channel mix.
•Selling and administrative expense increase of 3% driven by higher demand creation expense, partially offset by lower operating overhead expense. The increase in demand creation expense was primarily due to higher brand marketing expense, reflecting investment in key sports events. The decrease in operating overhead expense was due to lower wage-related expenses, partially offset by higher other administrative costs.

EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,742	$1,960	-11%	-7%	$5,676	$6,406	-11%	-11%
Apparel	913	994	-8%	-4%	3,042	3,331	-9%	-8%
Equipment	156	184	-15%	-12%	539	578	-7%	-6%
TOTAL REVENUES	$2,811	$3,138	-10%	-6%	$9,257	$10,315	-10%	-10%
Revenues by:
Sales to Wholesale Customers	$1,817	$1,966	-8%	-3%	$6,011	$6,483	-7%	-6%
Sales through NIKE Direct	994	1,172	-15%	-12%	3,246	3,832	-15%	-15%
TOTAL REVENUES	$2,811	$3,138	-10%	-6%	$9,257	$10,315	-10%	-10%
EARNINGS BEFORE INTEREST AND TAXES	$480	$734	-35%		$2,103	$2,591	-19%
THIRD QUARTER OF FISCAL 2025 COMPARED TO THIRD QUARTER OF FISCAL 2024
•EMEA revenues decreased 6% on a currency-neutral basis primarily due to lower revenues in the Jordan Brand, Men's and Kids'. Wholesale revenues decreased 3%. NIKE Direct revenues decreased 12%, due to digital sales declines of 25% partially offset by comparable store sales growth of 9%.
•Footwear revenues decreased 7% on a currency-neutral basis. Unit sales of footwear decreased 4%, while lower ASP per pair reduced footwear revenues by approximately 3 percentage points. Lower ASP per pair was primarily due to changes in channel mix and higher discounts, partially offset by product mix.
•Apparel revenues decreased 4% on a currency-neutral basis. Unit sales of apparel decreased 1%, while lower ASP per unit reduced apparel revenues by approximately 3 percentage points. Lower ASP per unit was primarily due to changes in channel mix and higher discounts.
Reported EBIT decreased 35% reflecting lower revenues and the following:
•Gross margin contraction of 420 basis points primarily due to higher other product costs and lower ASP, partially offset by lower warehousing and logistics costs. Lower ASP primarily reflects changes in channel mix and higher discounts.
•Selling and administrative expense decrease of 4% driven by lower operating overhead expense, partially offset by higher demand creation expense. The decrease in operating overhead expense was primarily due to lower wage-related expenses and favorable changes in foreign currency exchange rates. The increase in demand creation expense was due to higher sports marketing expense and brand marketing expense, partially offset by favorable changes in foreign currency exchange rates.
FIRST NINE MONTHS OF FISCAL 2025 COMPARED TO FIRST NINE MONTHS OF FISCAL 2024
•EMEA revenues decreased 10% on a currency-neutral basis due to lower revenues in Men's, the Jordan Brand, Women's and Kids'. Wholesale revenues decreased 6%. NIKE Direct revenues decreased 15%, due to digital sales declines of 28%, partially offset by comparable store sales growth of 4% and the addition of new stores.
•Footwear revenues decreased 11% on a currency-neutral basis. Unit sales of footwear decreased 10%, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to changes in channel mix and higher discounts, partially offset by strategic pricing actions.
•Apparel revenues decreased 8% on a currency-neutral basis. Unit sales of apparel decreased 8%, while ASP per unit was flat, as strategic pricing actions were offset by changes in channel mix.

Reported EBIT decreased 19% reflecting lower revenues and the following:
•Gross margin contraction of 30 basis points primarily due to lower ASP, partially offset by lower warehousing and logistics costs. Lower ASP primarily reflects changes in channel mix and higher discounts, partially offset by strategic pricing actions.
•Selling and administrative expense decrease of 1% driven by lower operating overhead expense, partially offset by higher demand creation expense. The decrease in operating overhead expense was primarily due to lower wage-related expenses and lower other administrative costs. The increase in demand creation expense was primarily due to higher brand marketing expense, reflecting investment in key sports events, partially offset by lower sports marketing expense.
GREATER CHINA

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,282	$1,547	-17%	-15%	$3,731	$4,195	-11%	-11%
Apparel	412	498	-17%	-15%	1,244	1,368	-9%	-9%
Equipment	39	39	0%	-1%	135	119	13%	13%
TOTAL REVENUES	$1,733	$2,084	-17%	-15%	$5,110	$5,682	-10%	-10%
Revenues by:
Sales to Wholesale Customers	$995	$1,243	-20%	-18%	$2,870	$3,165	-9%	-9%
Sales through NIKE Direct	738	841	-12%	-11%	2,240	2,517	-11%	-11%
TOTAL REVENUES	$1,733	$2,084	-17%	-15%	$5,110	$5,682	-10%	-10%
EARNINGS BEFORE INTEREST AND TAXES	$421	$722	-42%		$1,298	$1,761	-26%
THIRD QUARTER OF FISCAL 2025 COMPARED TO THIRD QUARTER OF FISCAL 2024
•Greater China revenues decreased 15% on a currency-neutral basis due to lower revenues in Men's, the Jordan Brand, Women's and Kids', reflecting our actions to prioritize the health of the marketplace. Wholesale revenues decreased 18%. NIKE Direct revenues decreased 11% due to digital sales declines of 20% and comparable store sales declines of 6%.
•Footwear revenues decreased 15% on a currency-neutral basis. Unit sales of footwear decreased 15%, while ASP per pair was flat, as strategic pricing actions were offset by higher discounts and changes in channel mix.
•Apparel revenues decreased 15% on a currency-neutral basis. Unit sales of apparel decreased 19%, while higher ASP per unit contributed approximately 4 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to strategic pricing actions.
Reported EBIT decreased 42% reflecting lower revenues and the following:
•Gross margin contraction of approximately 580 basis points, reflecting higher inventory obsolescence reserves and unfavorable changes in standard foreign currency exchange rates, partially offset by higher ASP. Higher ASP primarily reflects strategic pricing actions, partially offset by higher discounts.
•Selling and administrative expense increase of 3% driven by higher demand creation expense. Demand creation expense increased primarily due to higher brand marketing expense. Operating overhead expense was flat as higher other administrative costs were offset by favorable changes in foreign currency exchange rates.
FIRST NINE MONTHS OF FISCAL 2025 COMPARED TO FIRST NINE MONTHS OF FISCAL 2024
•Greater China revenues decreased 10% on a currency-neutral basis due to lower revenues in Men's, the Jordan Brand, Women's and Kids'. Wholesale revenues decreased 9%. NIKE Direct revenues decreased 11% due to digital sales declines of 19% and comparable store sales declines of 7%.
•Footwear revenues decreased 11% on a currency-neutral basis. Unit sales of footwear decreased 9%, while lower ASP per pair reduced footwear revenues by approximately 2 percentage points. Lower ASP per pair was primarily due to higher discounts and changes in channel mix, partially offset by strategic pricing actions.
•Apparel revenues decreased 9% on a currency-neutral basis. Unit sales of apparel decreased 14%, while higher ASP per unit contributed approximately 5 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to strategic pricing actions.

Reported EBIT decreased 26% reflecting lower revenues and the following:
•Gross margin contraction of approximately 410 basis points, primarily due to unfavorable changes in standard foreign currency exchange rates and higher inventory obsolescence reserves.
•Selling and administrative expense decrease of 3% driven by lower operating overhead expense, partially offset by higher demand creation expense. Operating overhead expense decreased primarily due to lower wage-related expenses and lower other administrative costs. Demand creation expense increased primarily due to higher sports marketing expense.
ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,052	$1,195	-12%	-5%	$3,338	$3,639	-8%	-4%
Apparel	358	390	-8%	-1%	1,143	1,198	-5%	-1%
Equipment	60	62	-3%	5%	195	187	4%	8%
TOTAL REVENUES	$1,470	$1,647	-11%	-4%	$4,676	$5,024	-7%	-3%
Revenues by:
Sales to Wholesale Customers	$844	$939	-10%	-4%	$2,764	$2,927	-6%	-2%
Sales through NIKE Direct	626	708	-12%	-4%	1,912	2,097	-9%	-4%
TOTAL REVENUES	$1,470	$1,647	-11%	-4%	$4,676	$5,024	-7%	-3%
EARNINGS BEFORE INTEREST AND TAXES	$346	$471	-27%		$1,208	$1,406	-14%
THIRD QUARTER OF FISCAL 2025 COMPARED TO THIRD QUARTER OF FISCAL 2024
•APLA revenues decreased 4% on a currency-neutral basis primarily due to lower revenues in Southeast Asia and India ("SEA&I") and Korea, partially offset by higher revenues in Central and South America. APLA revenues decreased primarily due to lower revenues in Men's and the Jordan Brand. Wholesale revenues decreased 4%. NIKE Direct revenues decreased 4% due to digital sales declines of 8% and comparable store sales declines of 3%, partially offset by the addition of new stores.
•Footwear revenues decreased 5% on a currency-neutral basis. Unit sales of footwear decreased 2%, while lower ASP per pair reduced footwear revenues by approximately 3 percentage points. Lower ASP per pair was primarily due to product mix and higher discounts.
•Apparel revenues decreased 1% on a currency-neutral basis. Unit sales of apparel decreased 1%, while ASP per unit was flat, as strategic pricing actions were offset by higher discounts and changes in channel mix.
Reported EBIT decreased 27% reflecting lower revenues and the following:
•Gross margin contraction of approximately 250 basis points primarily due to lower ASP, unfavorable changes in standard foreign currency exchange rates and higher warehousing and logistics costs, partially offset by lower product costs. Lower ASP reflects higher discounts and product mix. Lower product costs primarily reflects product mix.
•Selling and administrative expense increase of 2% driven by higher demand creation expense. Demand creation expense increased primarily due to higher sports marketing expense and higher brand marketing expense. Operating overhead expense was flat as higher wage-related expenses and higher other administrative costs were offset by favorable changes in foreign currency exchange rates.

FIRST NINE MONTHS OF FISCAL 2025 COMPARED TO FIRST NINE MONTHS OF FISCAL 2024
•APLA revenues decreased 3% on a currency-neutral basis primarily due to lower revenues in Korea and SEA&I. APLA revenues decreased primarily due to lower revenues in Men's and the Jordan Brand. Wholesale revenues decreased 2%. NIKE Direct revenues decreased 4% due to digital sales declines of 10%, partially offset by comparable store sales growth of 1% and the addition of new stores.
•Footwear revenues decreased 4% on a currency-neutral basis. Unit sales of footwear decreased 3%, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to higher discounts and changes in channel mix, partially offset by strategic pricing actions.
•Apparel revenues decreased 1% on a currency-neutral basis. Unit sales of apparel decreased 3%, while higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to strategic pricing actions.
Reported EBIT decreased 14% reflecting lower revenues and the following:
•Gross margin contraction of approximately 110 basis points primarily due to unfavorable changes in standard foreign currency exchange rates, lower ASP and higher warehousing and logistics costs, partially offset by lower product costs. Lower ASP reflects higher discounts and changes in channel mix, partially offset by strategic pricing actions.
•Selling and administrative expense decrease of 2% driven by lower demand creation expense. Demand creation expense decreased primarily due to favorable changes in foreign currency exchange rates and lower brand marketing expense. Operating overhead expense was flat as favorable changes in foreign currency exchange rates were offset by higher wage-related expenses and higher other administrative costs.
GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues	$12	$9	33%	21%	$39	$34	15%	13%
Earnings (Loss) Before Interest and Taxes	$(1,093)	$(1,199)	9%		$(3,453)	$(3,572)	3%
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
THIRD QUARTER OF FISCAL 2025 COMPARED TO THIRD QUARTER OF FISCAL 2024
Global Brand Divisions' loss before interest and taxes decreased 9% driven by lower operating overhead expense, partially offset by higher demand creation expense. The decrease in operating overhead expense was due to lower wage-related expenses and lower other administrative costs. Higher demand creation expense was due to increased brand marketing expense.
FIRST NINE MONTHS OF FISCAL 2025 COMPARED TO FIRST NINE MONTHS OF FISCAL 2024
Global Brand Divisions' loss before interest and taxes decreased 3% driven by lower operating overhead expense, partially offset by higher demand creation expense. The decrease in operating overhead expense was primarily due to lower wage-related expenses. Higher demand creation expense was due to increased brand marketing expense and sports marketing expense.

CONVERSE

	THREE MONTHS ENDED				NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$349	$426	-18%	-16%	$1,149	$1,390	-17%	-17%
Apparel	22	25	-12%	-12%	65	75	-13%	-14%
Equipment	7	9	-22%	-22%	25	27	-7%	-6%
Other(1)	27	35	-23%	-20%	96	110	-13%	-12%
TOTAL REVENUES	$405	$495	-18%	-16%	$1,335	$1,602	-17%	-16%
Revenues by:
Sales to Wholesale Customers	$208	$257	-19%	-17%	$695	$843	-18%	-17%
Sales through Direct to Consumer	170	203	-16%	-15%	544	649	-16%	-16%
Other(1)	27	35	-23%	-19%	96	110	-13%	-12%
TOTAL REVENUES	$405	$495	-18%	-16%	$1,335	$1,602	-17%	-16%
EARNINGS BEFORE INTEREST AND TAXES	$39	$98	-60%		$213	$380	-44%
(1)Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights.
THIRD QUARTER OF FISCAL 2025 COMPARED TO THIRD QUARTER OF FISCAL 2024
•Converse revenues decreased 16% on a currency-neutral basis driven by revenue declines in all territories. Unit sales decreased 6%, while ASP decreased 10%, reflecting higher discounts in direct to consumer.
•Wholesale revenues decreased 17% on a currency-neutral basis, as declines in Western Europe and Asia were partially offset by growth in North America.
•Direct to consumer revenues decreased 15% on a currency-neutral basis, primarily due to reduced traffic in North America and lower ASP due to higher discounts.
Reported EBIT decreased 60% reflecting lower revenues and the following:
•Gross margin contraction of approximately 470 basis points due to lower ASP, partially offset by lower product costs. Lower ASP primarily reflects higher discounts.
•Selling and administrative expense decrease of 4% driven by lower operating overhead expense. Operating overhead expense decreased primarily due to lower other administrative costs.
FIRST NINE MONTHS OF FISCAL 2025 COMPARED TO FIRST NINE MONTHS OF FISCAL 2024
•Converse revenues decreased 16% on a currency-neutral basis driven by revenue declines in all territories. Unit sales decreased 10%, while ASP decreased 6%, reflecting higher discounts in direct to consumer.
•Wholesale revenues decreased 17% on a currency-neutral basis, as declines in Western Europe and Asia were partially offset by growth in North America.
•Direct to consumer revenues decreased 16% on a currency-neutral basis due to reduced traffic in all territories and lower ASP due to higher discounts.
Reported EBIT decreased 44% reflecting lower revenues and the following:
•Gross margin contraction of approximately 280 basis points due to lower ASP, and higher logistics costs, partially offset by lower product costs. Lower ASP primarily reflects higher discounts.
•Selling and administrative expense decrease of 3% driven by lower operating overhead expense, partially offset by higher demand creation expense. Operating overhead expense decreased primarily due to lower wage-related expenses and lower other administrative costs. Demand creation expense increased primarily due to higher brand marketing expense.

CORPORATE

	THREE MONTHS ENDED			NINE MONTHS ENDED
(Dollars in millions)	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE	FEBRUARY 28, 2025	FEBRUARY 29, 2024	% CHANGE
Revenues	$(26)	$(14)	—	$(74)	$(19)	—
Earnings (Loss) Before Interest and Taxes	$(470)	$(874)	46%	$(1,577)	$(2,060)	23%
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
In addition to the foreign currency gains and losses recognized within Corporate revenues, foreign currency results in Corporate include gains and losses resulting from the difference between actual foreign currency exchange rates and standard rates used to record non-functional currency denominated product purchases within the NIKE Brand geographic operating segments and Converse; related foreign currency hedge results; conversion gains and losses arising from remeasurement of monetary assets and liabilities in non-functional currencies; and certain other foreign currency derivative instruments.
THIRD QUARTER OF FISCAL 2025 COMPARED TO THIRD QUARTER OF FISCAL 2024
Corporate's loss before interest and taxes decreased $404 million for the third quarter of fiscal 2025, primarily due to the following:
•a favorable change of $403 million, related to restructuring charges in the prior year, $340 million of which was reported as a component of consolidated Operating overhead expense and $63 million of which was reported as a component of consolidated gross margin;
•a favorable change of $14 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and
•an unfavorable change of $39 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses, reported as a component of consolidated gross margin.
FIRST NINE MONTHS OF FISCAL 2025 COMPARED TO FIRST NINE MONTHS OF FISCAL 2024
Corporate's loss before interest and taxes decreased $483 million for the first nine months of fiscal 2025, primarily due to the following:
•a favorable change of $403 million, related to restructuring charges in the prior year, $340 million of which was reported as a component of consolidated Operating overhead expense and $63 million of which was reported as a component of consolidated gross margin;
•a favorable change of $142 million primarily related to lower wage-related expenses and lower other administrative costs, reported as a component of consolidated Operating overhead expense;
•an unfavorable change of $68 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses, reported as a component of consolidated gross margin; and
•an unfavorable change of $18 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the three and nine months ended February 28, 2025, there have been no material changes to the Company's hedging program or strategy from what was disclosed within our Annual Report.
Refer to Note 3 — Fair Value Measurements and Note 8 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional description of outstanding derivatives at each reported period end. For additional information about our Foreign Currency Exposures and Hedging Practices, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report.
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
Certain currency forward contracts used to manage the foreign exchange exposure of non-functional currency denominated monetary assets and liabilities subject to remeasurement are not formally designated as hedging instruments. Accordingly, changes in fair value of these instruments are recognized within Other (income) expense, net within our Unaudited Condensed Consolidated Statements of Income and are intended to offset the foreign currency impact of the remeasurement of the related non-functional currency denominated asset or liability being hedged.

TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $310 million and $342 million for the three and nine months ended February 28, 2025, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $67 million and $70 million for the three and nine months ended February 28, 2025, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $53 million and $88 million on our Income before income taxes for the three and nine months ended February 28, 2025, respectively.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY
Cash provided (used) by operations was an inflow of $3,235 million for the first nine months of fiscal 2025 compared to an inflow of $4,810 million for the first nine months of fiscal 2024. Net income, adjusted for non-cash items, generated $3,883 million of operating cash inflow for the first nine months of fiscal 2025, compared to $5,096 million for the first nine months of fiscal 2024. The net change in certain working capital components and other assets and liabilities resulted in a decrease to cash provided by operations of $648 million for the first nine months of fiscal 2025 compared to a decrease of $286 million for the first nine months of fiscal 2024. This net change was primarily impacted by unfavorable changes to Inventories and favorable changes to Accounts receivables, net. This was due to lower sales in the current period as well as an increase in inventory units, partially offset by lower product costs and shifts in product mix.
Cash provided (used) by investing activities was an outflow of $289 million for the first nine months of fiscal 2025, compared to an inflow of $1,184 million for the first nine months of fiscal 2024, primarily driven by the net change in short-term investments (including sales, maturities and purchases). For the first nine months of fiscal 2025, the net change in short-term investments resulted in a cash inflow of $33 million compared to a cash inflow of $1,792 million for the first nine months of fiscal 2024, primarily reflecting higher maturities in the prior period.
Cash provided (used) by financing activities was an outflow of $4,176 million for the first nine months of fiscal 2025 compared to an outflow of $4,468 million for the first nine months of fiscal 2024. The decreased outflow was primarily due to lower share repurchases of $2,786 million in the first nine months of fiscal 2025 compared to $3,214 million in the first nine months of fiscal 2024, partially offset by higher dividend payments of $1,709 million in the first nine months of fiscal 2025 compared to $1,609 million in the first nine months of fiscal 2024.
During the first nine months of fiscal 2025, we repurchased a total of 34.4 million shares of NIKE's Class B Common Stock for $2,753 million (an average price of $80.02 per share) under the four-year, $18 billion share repurchase plan authorized by the Board of Directors in June 2022. As of February 28, 2025, we have repurchased 119.3 million shares at a cost of approximately $11.8 billion (an average price of $98.97 per share) under this $18 billion share repurchase program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt. The timing and the amount of share repurchases will be dictated by our capital needs and stock market conditions.

CAPITAL RESOURCES
On July 21, 2022, we filed a shelf registration statement (the "Shelf") with the U.S. Securities and Exchange Commission (the "SEC") which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 21, 2025.
As of February 28, 2025, our committed credit facilities were unchanged from the information previously reported within our Annual Report. We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes. As of February 28, 2025, we were in full compliance with the covenants under our facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future. As of February 28, 2025 and May 31, 2024, no amounts were outstanding under our committed credit facilities.
On March 7, 2025, subsequent to the end of the third quarter of fiscal 2025, we entered into a 364-day committed credit facility agreement with a syndicate of banks, which provides for up to $1 billion of borrowings, with an option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 6, 2026, with an option to extend the maturity date an additional 364 days. This facility replaces the prior $1 billion 364-day credit facility agreement entered into on March 8, 2024, which matured on March 7, 2025. Refer to Note 4 – Short-term Borrowings and Credit Lines for more information.
On March 7, 2025, we also entered into a five-year committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, with the option to increase borrowings up to $3 billion in total with lender approval. The facility matures on March 7, 2030, with options to extend the maturity date up to an additional two years. This facility replaces the prior $2 billion five-year credit facility agreement entered into on March 11, 2022, which would have matured on March 11, 2027. Refer to Note 4 – Short-term Borrowings and Credit Lines for more information.
Liquidity is also provided by our $3 billion commercial paper program. As of and for the three months ended February 28, 2025, we did not have any borrowings outstanding under our $3 billion program. We may issue commercial paper or other debt securities depending on general corporate needs. In March 2025, subsequent to the end of the third quarter of fiscal 2025, we repaid the $1.0 billion aggregate principal amount outstanding of our 2.40% notes due 2025 at maturity.
To date, in fiscal 2025, we have not experienced difficulty accessing the capital or credit markets; however, future volatility may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of February 28, 2025, we had Cash and equivalents and Short-term investments totaling $10.4 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of February 28, 2025, the weighted average days to maturity of our cash equivalents and short-term investments portfolio was 87 days.
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
Obligations under these endorsement contracts as of February 28, 2025, and significant contracts entered into through the date of this report, were $15.1 billion, with $1.4 billion payable within 12 months.
Other than the changes reported above, there have been no significant changes to the material cash requirements reported within our Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS
As of February 28, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
We believe the assumptions and judgments involved in the accounting estimates described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section within our Annual Report have the greatest potential impact on our financial statements, so we consider these to be our critical accounting estimates. Actual results could differ from these estimates. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2025.
There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating or financial results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: risks relating to our executive transition; risks relating to our multi-year enterprise initiative, risks related to any delays in the timing for implementing the initiative or potential disruptions to NIKE's business or operations as it executes on the initiative, and other factors that may cause NIKE to be unable to achieve the expected benefits of the initiative; intense competition among designers, marketers, distributors and sellers of athletic or leisure footwear, apparel and equipment for consumers and endorsers; NIKE's ability to successfully innovate and compete in various categories; new product development and innovation; demographic changes; changes in consumer preferences and channel mix; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting, and responding to changes in consumer preferences, consumer demand for NIKE products, changes in channel mix and the various market factors described above; the size and growth of the overall athletic or leisure footwear, apparel and equipment markets; general risks associated with doing business outside of the United States, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, sanctions, political and economic instability, conflicts and terrorism; the potential impact of new and existing laws, regulations or policies, including, without limitation, those relating to tariffs, import/export, trade, taxes, wages, labor and immigration; international, national and local political, civil, economic and market conditions, including volatility in and uncertainty regarding inflation and interest rates; our ability to execute on our sustainability strategy and achieve our sustainability-related goals and targets, including sustainable product offerings; difficulties in implementing, operating and maintaining NIKE's increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products; increases in the cost of materials, labor and energy used to manufacture products; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity and an inability to maintain NIKE's reputation and brand image, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE's debt ratings; changes in business strategy or development plans; the impact of, including business and legal developments relating to, climate change, extreme weather conditions and natural disasters; litigation, regulatory proceedings, sanctions or any other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel or our corporate culture, values or purpose; the effects of NIKE's decision to invest in or divest of businesses or capabilities; health epidemics, pandemics and similar outbreaks; and other factors referenced or incorporated by reference in this report and other reports.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12 — Commitments and Contingencies within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2022, the Board of Directors approved a four-year, $18 billion share repurchase program. As of February 28, 2025, the Company had repurchased 119.3 million shares at an average price of $98.97 per share for a total approximate cost of $11.8 billion under the program.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended February 28, 2025:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN OR PROGRAM (IN MILLIONS)
December 1 - December 31, 2024	3,791,385	$78.28	$6,394
January 1 - January 31, 2025	1,922,522	$73.57	$6,253
February 1 - February 28, 2025	804,402	$75.77	$6,192
	6,518,309	$76.58

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended February 28, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On January 23, 2025, Johanna Nielsen, Vice President, Corporate Controller, adopted a Rule 10b5-1 trading arrangement for the sale of up to 2,084 shares of our Class B Common Stock, subject to certain conditions. The arrangement's expiration date is August 29, 2025.

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
10.1
364-Day Credit Agreement dated as of March 7, 2025, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, and the other Banks named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 10, 2025).

10.2
Five Year Credit Agreement dated as of March 7, 2025, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, and the other Banks named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 10, 2025).

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

NIKE, INC. an Oregon Corporation
By:	/s/ MATTHEW FRIEND Matthew Friend Chief Financial Officer and Authorized Officer
Date:	April 3, 2025