Form 10-K
period 2025-05-31
NIKE, Inc.
filed 2025-07-17
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 2025

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of November 30, 2024, the aggregate market values of the Registrant's Common Stock held by non-affiliates were:
Class A	$5,603,520,725
Class B	92,655,504,471
$98,259,025,196

As of July 9, 2025, the number of shares of the Registrant's Common Stock outstanding were:
Class A	288,887,752
Class B	1,188,015,740
1,476,903,492
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on September 9, 2025, are incorporated by reference into Part III of this report.

NIKE, INC.
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
GENERAL
NIKE, Inc. was incorporated in 1967 under the laws of the State of Oregon. As used in this Annual Report on Form 10-K (this "Annual Report"), the terms "we," "us," "our," "NIKE" and the "Company" refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, collectively, unless the context indicates otherwise.
Our principal business activity is the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE is the largest seller of athletic footwear and apparel in the world. We sell our products through NIKE Direct operations, which are comprised of both NIKE-owned retail stores and sales through our digital platforms (also referred to as "NIKE Brand Digital") and to wholesale accounts, which include a mix of independent distributors, licensees and sales representatives in nearly all countries around the world. We also offer interactive consumer services and experiences. Nearly all of our products are manufactured by independent contractors. Nearly all footwear and apparel products are manufactured outside the United States, while equipment products are manufactured both in the United States and abroad.
All references to fiscal 2025, 2024 and 2023 are to NIKE, Inc.'s fiscal years ended May 31, 2025, 2024 and 2023, respectively. Any references to other fiscal years refer to a fiscal year ending on May 31 of that year.
PRODUCTS
We offer our products under the NIKE, Jordan and Converse brands. Our strategy is to achieve sustainable, profitable long-term growth by leading with sport, creating innovative, “must-have” products, building deep personal consumer connections with our brands and delivering compelling consumer experiences through digital platforms and at retail. We believe this approach will allow us to create products that better meet individual consumer needs while accelerating our largest growth opportunities.
NIKE's athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on innovation and high-quality construction in the development and manufacturing of our products.
We also sell sports apparel, which features the same trademarks and are sold predominantly through the same marketing and distribution channels as athletic footwear. Our sports apparel, similar to our athletic footwear products, is designed primarily for athletic use, although many of the products are worn for casual or leisure purposes, and demonstrates our commitment to innovation and high-quality construction. We often market footwear, apparel and accessories in "collections" of similar use. We also market apparel with licensed college and professional team and league logos.
We sell a line of performance equipment and accessories under the NIKE Brand name, including bags, socks, sport balls, eyewear, timepieces, digital devices, bats, gloves, protective equipment and other equipment designed for sports activities. We also sell small amounts of various plastic products to other manufacturers through our wholly-owned subsidiary, doing business as Air Manufacturing Innovation.
Our Jordan Brand designs, distributes and licenses athletic and casual footwear, apparel and accessories predominantly focused on sport performance and streetwear using the Jumpman trademark. Sales and operating results for Jordan Brand products are reported within the respective NIKE Brand geographic operating segments.
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
We also offer interactive consumer services and experiences, including sport focused events and activations; fitness and activity apps; sport, fitness and wellness content; and digital services and features in retail stores that enhance the consumer experience.

2025 FORM 10-K 1

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
UNITED STATES MARKET
For fiscal 2025, NIKE Brand and Converse sales in the United States accounted for approximately 43% of total revenues, compared to 42% and 43% for fiscal 2024 and fiscal 2023, respectively. We sell our products to wholesale accounts in the United States, including a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops and other wholesale accounts. In the United States, we utilize NIKE sales offices to solicit such sales. During fiscal 2025, our three largest United States customers accounted for approximately 25% of sales in the United States.
Our NIKE Direct and Converse direct to consumer operations sell our products to consumers through various digital platforms, as well as through the following number of retail stores in the United States:

U.S. RETAIL STORES	NUMBER
NIKE Brand factory stores	213
NIKE Brand in-line stores (including employee-only stores)	85
Converse stores (including factory stores)	78
TOTAL	376
In the United States, NIKE has eight significant distribution centers. Refer to Item 2. Properties for additional information.
2025 FORM 10-K 2

INTERNATIONAL MARKETS
For fiscal 2025, non-U.S. NIKE Brand and Converse sales accounted for approximately 57% of total revenues, compared to 58% and 57% for fiscal 2024 and fiscal 2023, respectively. We sell our products to wholesale accounts, which include a mix of independent distributors, licensees and sales representatives around the world. We also ship products from 72 distribution centers outside of the United States. Refer to Item 2. Properties for additional information on distribution facilities outside of the United States. During fiscal 2025, NIKE's three largest customers outside of the United States accounted for approximately 16% of total non-U.S. sales.
In addition to NIKE-owned and Converse-owned digital commerce platforms in over 40 countries, our NIKE Direct and Converse direct to consumer businesses operate the following number of retail stores outside the United States:

NON-U.S. RETAIL STORES	NUMBER
NIKE Brand factory stores	543
NIKE Brand in-line stores (including employee-only stores)	61
Converse stores (including factory stores)	54
TOTAL	658
SIGNIFICANT CUSTOMER
No customer accounted for 10% or more of our consolidated net Revenues during fiscal 2025.
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
As we continue to develop new technologies, we are simultaneously focused on the design of innovative products and experiences incorporating such technologies throughout our products and consumer applications. Using market intelligence and research, our various design teams identify opportunities to leverage new technologies in existing categories to respond to consumer preferences. The proliferation of Nike Air, Zoom, Free, Dri-FIT, Flyknit, FlyEase, ZoomX, Air Max, and React technologies, among others, typifies our dedication to designing innovative products.
MANUFACTURING
Nearly all of our footwear and apparel products are manufactured outside the United States by independent contract manufacturers ("contract manufacturers"), many of which operate multiple factories. We are also supplied, primarily indirectly, by a number of materials, or "Tier 2", suppliers who provide the principal materials used in footwear and apparel finished goods products. As of May 31, 2025, we had 184 strategic Tier 2 suppliers.
As of May 31, 2025, contract manufacturers operated 97 finished goods footwear factories located in 11 countries. For fiscal 2025, NIKE Brand footwear finished goods were manufactured by 15 contract manufacturers, many of which operate multiple factories. The largest single finished goods footwear factory accounted for approximately 11% of total fiscal 2025 NIKE Brand footwear production. For fiscal 2025, factories in Vietnam, Indonesia and China manufactured approximately 51%, 28% and 17% of total NIKE Brand footwear, respectively. For fiscal 2025, four footwear contract manufacturers each accounted for greater than 10% of footwear production and in the aggregate accounted for approximately 59% of NIKE Brand footwear production.
As of May 31, 2025, contract manufacturers operated 303 finished goods apparel factories located in 34 countries. For fiscal 2025, NIKE Brand apparel finished goods were manufactured by 67 contract manufacturers, many of which operate multiple factories. The largest single finished goods apparel factory accounted for approximately 8% of total fiscal 2025 NIKE Brand apparel production. For fiscal 2025, factories in Vietnam, China and Cambodia manufactured approximately 31%, 15% and 15%

2025 FORM 10-K 3

of total NIKE Brand apparel, respectively. For fiscal 2025, two apparel contract manufacturers accounted for more than 10% of apparel production, and the top five contract manufacturers in the aggregate accounted for approximately 51% of NIKE Brand apparel production.
NIKE's contract manufacturers buy raw materials for the manufacturing of our footwear, apparel and equipment products from Tier 2 suppliers. Most raw materials are available and purchased by those contract manufacturers in the countries where manufacturing takes place.
The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, natural and synthetic leather, nylon, polyester and natural fiber textiles, as well as polyurethane films used to make NIKE Air-Sole cushioning components. During fiscal 2025, Air Manufacturing Innovation, a wholly-owned subsidiary, with facilities near Beaverton, Oregon, in Dong Nai Province, Vietnam, and St. Charles, Missouri, as well as contract manufacturers in China and Vietnam, were our suppliers of NIKE Air-Sole and other cushioning components used in footwear.
The principal materials used in our apparel products are natural and synthetic fabrics, yarns, trims and threads (both virgin and recycled); specialized performance fabrics designed to efficiently wick moisture away from the body, retain heat and repel rain and/or snow; and plastic and metal hardware.
From time to time, certain materials used in the production of our products experience periods of high demand, shortages and price volatility. In fiscal 2025, contract manufacturers were able to source sufficient quantities of raw materials for use in our footwear and apparel products. Refer to Item 1A. Risk Factors, for additional discussion of the impact of sourcing risks on our business.
Since 1972, Sojitz Corporation of America ("Sojitz America"), a large Japanese trading company and the sole owner of our redeemable preferred stock, has performed import-export financing services for us.
INTERNATIONAL OPERATIONS AND TRADE
Our international operations and sources of supply are subject to the usual risks of doing business abroad, such as the implementation of, or potential changes in, foreign and domestic trade policies, increases in import duties, anti-dumping measures, quotas, trade agreement enforcement practices, safeguard measures, trade restrictions, restrictions on the transfer of funds and, in certain parts of the world, political tensions, instability, conflicts, nationalism and terrorism, and resulting sanctions and other measures imposed in response to such issues.
In 2025 and in other recent years, uncertain global and regional economic and political conditions have affected international trade and increased protectionist actions around the world. These trends are affecting many global manufacturing and service sectors, and the footwear and apparel industries, as a whole, are not immune. Companies in our industry are facing trade protectionism in many different regions, and, in nearly all cases, we are working together with industry groups to address trade issues and reduce the impact to the industry, while observing applicable competition laws. Notwithstanding our efforts, protectionist measures have resulted in increases in the cost of our products, and additional measures, if implemented, will adversely affect sales and/or profitability for NIKE, as well as the imported footwear and apparel industry as a whole, possibly materially.
We monitor protectionist trends and developments throughout the world that may materially impact our industry, and we engage in administrative and judicial processes to mitigate trade restrictions. We are actively monitoring actions that may result in additional anti-dumping measures and could affect our industry. We are also monitoring for other impediments that may limit or delay customs clearance for imports of footwear, apparel and equipment and advocating for trade facilitation. NIKE also advocates for trade liberalization for footwear and apparel in a number of bilateral and multilateral free trade agreements. Changes in, and responses to, U.S. trade policies, including the imposition of tariffs or penalties on imported goods or retaliatory measures by other countries, have negatively affected, and could in the future materially negatively affect, U.S. corporations, including NIKE, with business operations and/or consumer markets in those countries, which could also make it necessary for us to change the way we conduct business, either of which may have an adverse effect on our business, financial condition or our results of operations. In addition, we work with a broad coalition of global businesses and trade associations representing a wide variety of sectors to help support the development and implementation of legislation that (i) addresses legitimate and core concerns, (ii) is consistent with international trade rules and (iii) reflects and considers domestic economies and the important role they may play in the global economic community.
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
2025 FORM 10-K 4

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

2025 FORM 10-K 5

HUMAN CAPITAL RESOURCES
At NIKE, we consider the strength and effective management of our workforce to be essential to the ongoing success of our business. We believe that it is important to attract, develop and retain an engaged workforce with diverse experiences, backgrounds and perspectives at all levels of our business and that such a workforce fosters creativity and accelerates innovation.
CULTURE
Each employee shapes NIKE's culture through behaviors and practices. This starts with our Maxims, which represent our core values and, along with our Code of Conduct, feature the fundamental behaviors that help anchor, inform and guide us and apply to all employees. Our mission is to bring inspiration and innovation to every athlete in the world, which includes the belief that if you have a body, you are an athlete. We aim to do this by creating groundbreaking sport innovations, making our products more sustainably, building a creative global team with diverse experiences, backgrounds and perspectives, supporting the well-being of our employees and making a positive impact in communities where we live and work. Our mission is aligned with our deep commitment to maintaining an environment where all NIKE employees have the opportunity to reach their full potential, to connect to our brands and to shape our workplace culture. We believe providing for growth and retention of our employees is essential in fostering such a culture and are dedicated to providing access to training programs and career development opportunities, including trainings on NIKE's values, history and business, trainings on developing leadership skills at all levels, tools and resources for managers and qualified tuition reimbursement opportunities.
We are committed to having an inclusive and diverse team and culture, and accessible workplace. We achieve this through recruitment, development and retention of qualified talent with diverse experiences, backgrounds and perspectives through traditional channels, initiatives and partnerships, including those that serve colleges and universities. Additionally, we provide access to education so that all NIKE employees and leaders have the cultural knowledge and understanding to lead inclusively and build diverse and inclusive teams. We also have employee resource groups, collectively known as NikeUNITED, that promote NIKE cultural awareness and are open to all.
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
As part of our commitment to making a positive impact on our communities, we maintain a goal of investing 2% of our prior fiscal year's pre-tax income into global communities. The focus of this investment continues to be inspiring youth to be active through play and sport as well as uniting and inspiring communities. Through our investments we bring the power of sport into our communities, with the goal of making play and sport more accessible. Our community investments are an important part of our culture, and we support employees in giving back to community organizations through volunteering and donations, which are matched by the NIKE Foundation where eligible.
EMPLOYEE BASE
As of May 31, 2025, we had approximately 77,800 employees worldwide, including retail and part-time employees. We also utilize independent contractors and temporary personnel to supplement our workforce.
Most of our employees are not represented by unions, except for certain employees in the EMEA and APLA geographies who are members of and/or are represented by trade unions, as allowed or required by local law and/or collective bargaining agreements. Also, in some countries outside of the United States, local laws require employee representation by works councils (which may be entitled to information and consultation on certain subsidiary decisions) or by organizations similar to a union. In certain European countries, we are required by local law to enter into, and/or comply with, industry-wide or national collective bargaining agreements. NIKE has never experienced a material interruption of operations due to labor disagreements.
COMPENSATION AND BENEFITS
NIKE's total rewards are intended to be competitive and equitable, meet the varied needs of our global teammates and reinforce our values. We are committed to providing comprehensive, competitive and equitable pay and benefits to our employees, and we have invested, and aim to continue to invest, in our employees through growth and development and holistic well-being initiatives. Our initiatives in this area include:
2025 FORM 10-K 6

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
•We provide inclusive healthcare coverage and family planning benefits for eligible employees covered on the U.S. Health Plan, including access to both restorative services and personal care.
•We provide all U.S. employees with unlimited free financial coaching through a third-party provider.
Additional information related to our human capital strategy can be found on the Mission section of about.nike.com. Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the United States Securities and Exchange Commission (the "SEC"), and any references to our websites are intended to be inactive textual references only.
AVAILABLE INFORMATION AND WEBSITES
Our NIKE digital commerce website is located at www.nike.com. On our NIKE corporate website, located at investors.nike.com, we post the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended. Our proxy statements are also posted on our corporate website. All such filings on our corporate website are available free of charge. Copies of these filings are also available on the SEC's website at www.sec.gov. Also available on our corporate website are the charters of the committees of our Board of Directors, as well as our corporate governance guidelines and code of ethics. Copies of any of these documents will be provided in print to any shareholder who submits a request in writing to NIKE Investor Relations, One Bowerman Drive, Beaverton, Oregon 97005-6453. Information contained on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

2025 FORM 10-K 7

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of NIKE, Inc. as of July 17, 2025, are as follows:

Mark Parker, Executive Chairman — Mr. Parker, 69, joined NIKE in 1979 and has served as Executive Chairman of the Board of Directors since 2020. Prior to his current role, Mr. Parker served as President and Chief Executive Officer of NIKE, Inc. from 2006 to 2020. During his employment with NIKE, he has had primary responsibilities in product research, design and development, marketing and brand management. Mr. Parker previously served in various roles at NIKE including President of the NIKE Brand, Vice President of Global Footwear, General Manager, corporate Vice President and divisional Vice President in charge of product development.

Elliott Hill, President and Chief Executive Officer — Mr. Hill, 61, joined NIKE in 1988 and has served as President and Chief Executive Officer of NIKE, Inc. since October 2024. Previously, Mr. Hill served as President – Consumer and Marketplace from 2018 until his retirement in 2020, in which role he led all commercial and marketing operations for the NIKE and Jordan brands. During his employment with NIKE, he has served in various roles, including Apparel Sales Director in Europe, Retail Development Director in Europe, Vice President of Sales and Retail in EMEA, General Manager of U.S. Retail, Vice President of U.S. Sales, Retail and NIKE.com, Vice President of Global Retail, President of Geographies and Sales and Vice President and General Manager of North America.

Matthew Friend, Executive Vice President and Chief Financial Officer — Mr. Friend, 47, joined NIKE in 2009 and has served as Executive Vice President and Chief Financial Officer of NIKE, Inc. since 2020. In this role, Mr. Friend leads the Company's strategy, finance and business services organizations. Mr. Friend previously served in various roles at NIKE including as Vice President of Investor Relations and Chief Financial Officer of the NIKE Brand. Prior to joining NIKE, Mr. Friend worked in the financial industry, including as Vice President in the investment banking and mergers and acquisitions groups at Goldman Sachs and Morgan Stanley.

Treasure Heinle, Executive Vice President, Chief People Officer — Ms. Heinle, 55, joined NIKE in 2012 and has served as Executive Vice President, Chief People Officer of NIKE, Inc. since January 2025. She leads the Company’s global Human Resources function and its People vision and strategy. Ms. Heinle was previously Vice President, Chief Talent Officer and Vice President, HR Business Partner for the Global Operations & Technology and Global Consumer & Marketplace teams, inclusive of Jordan Brand and Converse. Prior to joining NIKE as Vice President, HR Business Partner for North America, Ms. Heinle held Human Resources leadership positions at Danaher Corporation, Tektronix, Inc. and InFocus Corporation.

Rob Leinwand, Executive Vice President, Chief Legal Officer — Mr. Leinwand, 57, joined NIKE in 2004 and has served as Executive Vice President, Chief Legal Officer of NIKE, Inc. since 2024. In this role, Mr. Leinwand leads the strategic vision for the Company's Legal, Social and Community Impact, Government and Public Affairs and Resilience teams. Mr. Leinwand previously served as Vice President, Deputy General Counsel, Enterprise which included oversight of the Company's Global Litigation, Employment Law/Employee Relations, Brand Protection, Supply Chain and Corporate Governance functions. Prior to joining NIKE, Mr. Leinwand was a shareholder at the law firm of Littler Mendelson.

Phil McCartney, Executive Vice President, Chief Innovation, Design & Product Officer — Mr. McCartney, 50, joined NIKE in 1998 and has served as Executive Vice President, Chief Innovation, Design & Product Officer of NIKE, Inc. since May 2025. In this role, Mr. McCartney is responsible for the creation of innovative product and oversees how NIKE, Jordan and Converse innovate, design and create products for athletes around the world. Previously, Mr. McCartney was Vice President and General Manager of Global Footwear, a position held since 2016. He also previously served in various roles, including Vice President of Sport, Vice President of Running, Vice President of Football Footwear and started at NIKE as a brand ambassador and product expert, known as an EKIN. Prior to joining NIKE, Mr. McCartney was a professional athlete.

Amy Montagne, President, Nike — Ms. Montagne, 53, joined NIKE in 2005 and has served as President, Nike of NIKE, Inc. since May 2025. In this role, Ms. Montagne is responsible for serving consumers across all sports and driving future growth for the NIKE Brand. Previously, Ms. Montagne served in various Vice President and General Manager roles at NIKE, including APLA, Global Men’s, Global Categories, Global Women’s and Global Merchandising, as well as in other leadership positions in North America, Running, Women’s Training, and Sportswear. Prior to joining NIKE, Ms. Montagne worked in allocation, planning and merchandising at Gap Inc., Mervyn’s and Walmart Inc.

Craig Williams, Executive Vice President, Chief Commercial Officer — Mr. Williams, 56, joined NIKE in 2019 and has served as Executive Vice President, Chief Commercial Officer of NIKE, Inc. since June 2025. In this role, Mr. Williams leads NIKE's four geographic operating units, the global direct to consumer business and wholesale marketplace partnerships. Mr. Williams previously served as President of Geographies & Marketplace of NIKE, Inc. and President of Jordan Brand, overseeing the global business and team of designers, footwear and apparel developers, marketers and geography leaders. Prior to joining NIKE, Mr. Williams held executive leadership positions at The Coca-Cola Company as well as roles at CIBA Vision, a subsidiary of Novartis AG, and Kraft Foods Inc. Mr. Williams also served five years in the U.S. Navy as a Naval Nuclear Power Officer.

2025 FORM 10-K 8

ITEM 1A. RISK FACTORS
Special Note Regarding Forward-Looking Statements and Analyst Reports
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating or financial results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this Annual Report, other reports, filings with the SEC, press releases, conferences or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: risks relating to our business strategy, including, but not limited to, risks related to an increased focus on sport and rebalancing of our channel mix; intense competition among designers, marketers, distributors and sellers of athletic or leisure footwear, apparel and equipment for consumers and endorsers; NIKE's ability to successfully innovate and compete in various categories; new product development and innovation; demographic changes; changes in consumer preferences and channel mix; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting, and responding to changes in consumer preferences, consumer demand for NIKE products, changes in channel mix and the various market factors described above; the size and growth of the overall athletic or leisure footwear, apparel and equipment markets; general risks associated with operating a global business, including, without limitation, exchange rate fluctuations, inflation, import duties, quotas, sanctions, political and economic instability, conflicts and terrorism; the potential impact of new and existing laws, regulations or policies, including, without limitation, those relating to tariffs, import/export, trade, taxes, wages, labor and immigration; international, national and local political, civil, economic and market conditions, including volatility and uncertainty regarding inflation and interest rates; difficulties in implementing, operating and maintaining NIKE's increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; risks related to our sustainability strategy; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products; increases in the cost of materials, labor and energy used to manufacture products; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity and an inability to maintain NIKE's reputation and brand image, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE's debt ratings; changes in business strategy or development plans; the impact of, including business and legal developments relating to, climate change, extreme weather conditions and natural disasters; litigation, regulatory proceedings, sanctions or any other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel or our corporate culture, values or purpose; the effects of NIKE's decision to invest in or divest of businesses or capabilities; health epidemics, pandemics and similar outbreaks; and other factors referenced or incorporated by reference in this Annual Report and other reports.
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

2025 FORM 10-K 9

Economic and Industry Risks
Global economic conditions have in the past had and could in the future have a material adverse effect on our business, operating results and financial condition.
The uncertain state of the global economy, including volatility in, and uncertainty regarding, inflation and interest rates and the risk of a recession, continues to impact businesses around the world. If global economic and financial market conditions continue to be volatile or deteriorate, the following factors, among others, could have a material adverse effect on our business, operating results and financial condition:
•Our sales are impacted by discretionary spending by consumers. Declines in consumer spending have in the past resulted in and may in the future result in reduced demand for our products, increased inventories, reduced orders from retailers for our products, order cancellations or returns, lower revenues, higher discounts and lower gross margins.
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
•Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain (such as cotton or petroleum derivatives) has had and could in the future have a material adverse effect on our costs, gross margins and profitability. In addition, supply chain issues caused by factors, including geopolitical conflicts, tariffs and trade policies and pandemics, have impacted and may in the future impact the availability, pricing and timing for obtaining commodities and raw materials.
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
Product offerings, product innovations and technologies, marketing expenditures (including expenditures for advertising and endorsements), pricing, costs of production, customer service, digital commerce platforms, digital services and experiences and social media presence are areas of intense competition. These, in addition to ongoing rapid changes in technology (including marketing and advertising technology) and artificial intelligence ("AI"), a reduction in barriers to starting new footwear and apparel companies and an increase in the number of such companies (some of which may be able to react more nimbly to changes in consumer preferences) and changes in consumer preferences in the markets for athletic and leisure footwear, apparel, and equipment, services and experiences, constitute significant risk factors in our operations. In addition, the competitive nature of retail, including shifts in the ways in which consumers shop, constitutes a risk factor implicating our NIKE Direct and wholesale operations. If we do not adequately and timely anticipate and respond to our competitors, our costs may increase, demand for our products may decline, possibly significantly, or we may need to reduce wholesale or suggested retail prices for our products.
2025 FORM 10-K 10

Economic factors beyond our control, and changes in the global economic environment, including fluctuations in and uncertainty regarding inflation and currency exchange rates, could result in lower revenues, higher costs and decreased margins and earnings.
A majority of our products are manufactured and sold outside of the United States, and we conduct purchase and sale transactions in various currencies, which creates exposure to the volatility of global economic conditions, including fluctuations in and uncertainty regarding inflation and foreign currency exchange rates. Central banks deploy various strategies to combat inflation, including increasing interest rates, which impact our borrowing costs. Government shutdowns or the risk of government shutdowns, as well as the impact or expected impact of elections, both in the United States and in other countries around the world, may also increase volatility. Additionally, there has been, and may continue to be, volatility in currency exchange rates that impact the U.S. Dollar value relative to other international currencies. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses are affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of the Company's foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations have adversely affected and could continue to have an adverse effect on our results of operations and financial condition.
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
Climate change, extreme weather conditions and natural disasters may have an adverse impact on our business and results of operations.
There are concerns that increased levels of carbon dioxide and other greenhouse gases in the atmosphere have caused, and may continue to cause, potentially at a growing rate, increases in global temperatures, changes in weather patterns and increasingly frequent and/or prolonged extreme weather and climate events. Climate change may also exacerbate challenges relating to the availability and quality of water and raw materials, including those used in the production of our products.
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

2025 FORM 10-K 11

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
Globally, the expectations of regulators and other key stakeholders on corporate responsibility and sustainability-related topics continue to evolve and diverge, and our ability to meet these requirements and expectations could negatively impact our operating results and financial condition.
Corporate responsibility and sustainability-related topics, including climate change and diversity, as well as companies’ actions and initiatives on such issues, have received significant attention from a wide range of stakeholders. Our ability to meet the expectations and requirements of key stakeholders, particularly in light of rapid changes in regulations, interpretations of existing regulations or consumer preferences, could affect our business, operating results and financial condition, as well as our policies and procedures relating to corporate responsibility and sustainability-related matters. For example, federal, state or local governmental authorities in various countries are implementing, have proposed and are likely to continue to propose, legislative and regulatory initiatives regarding corporate responsibility and sustainability-related matters, ranging from the disclosure of corporate greenhouse gas emissions to limitations on corporate diversity programs, among others. Compliance with such laws, regulations or policies, including any that may be adopted in the future, could increase the costs of operating our businesses, reduce the demand for our products and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. in addition, various countries and regions have adopted or proposed laws, regulations and policies that diverge from, or potentially conflict with, those in other jurisdictions, which could increase the complexity of, and potential cost related to complying with, such regulations. Failure to comply with any legislation, regulation or policy, including as a result of making good faith interpretations that may differ from those taken by authorities in relevant jurisdictions, could potentially result in legal, reputational and operational risks.
Moreover, our consumers, customers, employees and other stakeholders on products have diverse expectations, demands and perspectives on sustainability matters, which are subject to continued evolution. In order to meet their expectations, we may need to incur increased costs, including to conduct additional due diligence or make additional investments in facilities and equipment. These efforts may in turn impact the availability and cost of key raw materials used in the production of our products or the demand for our products, and could adversely impact our business, operating results and financial condition.
We may not be able to meet the diverse expectations and demands of all of our stakeholders, which could harm our reputation, reduce customer demand for our products and services, and subject us to legal, reputational and operational risks. Although we have announced corporate responsibility and sustainability-related goals and targets, there can be no assurance that our stakeholders will agree with our goals, targets or strategies, or be satisfied with our efforts to implement them. Any perception, whether or not valid, that we have failed to achieve, or to act responsibly with respect to, such matters or to effectively respond to new or additional legal or regulatory requirements, could result in adverse publicity and adversely affect our business and reputation. Execution of these strategies and achievement of our goals and targets is subject to risks and uncertainties, many of which are outside of our control. In particular, with respect to our sustainability efforts, these risks and uncertainties include, but are not limited to, our ability to execute our strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of raw materials and renewable energy; unforeseen production, design, operational and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis; compliance with, changes or additions to, and divergence in, global and regional regulations, taxes, charges, mandates or requirements relating to greenhouse gas emissions, carbon costs or climate-related goals; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; diverging and evolving expectations and demands from key stakeholders, including as a result of changing regulations in their jurisdictions; and the actions of competitors and competitive pressures. As a result, there is no assurance that we will be able to adequately meet stakeholder expectations, successfully execute our strategies or achieve our corporate responsibility and sustainability-related goals, which could damage our reputation and customer and other stakeholder relationships and have an adverse effect on our business, results of operations and financial condition.
Our financial condition and results of operations have been, and could in the future be, adversely affected by a pandemic, epidemic or other public health emergency.
Pandemics and other public health emergencies, and preventative measures taken to contain or mitigate such crises have caused, and may in the future cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets, both globally and in the United States. These events have led to and could again lead to adverse impacts to our global supply chain, factory cancellation costs, store closures, and a decline in retail traffic and discretionary spending by consumers
2025 FORM 10-K 12

and, in turn, materially impact our business, sales, financial condition and results of operations as well as cause a volatile effective tax rate driven by changes in the mix of earnings across our jurisdictions. We cannot predict whether, and to what degree, our sales, operations and financial results could in the future be affected by a pandemic and preventative measures. Risks presented by pandemics and other public health emergencies include, but are not limited to:
•Deterioration in economic conditions in the United States and globally;
•Disruptions to our distribution centers, contract manufacturers, finished goods factories and other vendors impacting our planned inventory production and distribution, including higher inventory levels or inventory shortages in various markets;
•Supply chain impacts;
•Decreased retail traffic;
•Reduced consumer demand for, or spend on, our products;
•Cancellation or postponement of sports seasons and sporting events;
•Bankruptcies or other financial difficulties facing our wholesale customers; and
•Significant disruption of and volatility in global financial markets.
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
Our brand value also depends on our ability to maintain a positive consumer perception of our corporate integrity, purpose and brand culture. Negative claims or publicity involving us, our culture and values, our products, services and experiences, consumer data, or any of our key employees, endorsers, sponsors, suppliers or partners could seriously damage our reputation and brand image, regardless of whether such claims are accurate. For example, while we require our suppliers of our products to operate their business in compliance with applicable laws and regulations, we do not control their practices. Negative publicity relating to a violation or an alleged violation of policies or laws by such suppliers could damage our brand image and diminish consumer trust in our brand. Further, our reputation and brand image could be damaged as a result of our support of, association with or lack of support or disapproval of certain social causes and public personalities, including those related to political and social issues, catastrophic events, human capital practices, climate change and sustainability-related matters, as well as any decisions we make to continue to conduct, or change, certain of our activities in response to such considerations. Social media, which accelerates and potentially amplifies the scope of negative publicity or fictitious information, can increase the challenges of responding to negative claims. Adverse publicity about regulatory or legal action against us, or by us, could also damage our reputation and brand image, undermine consumer confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. If the reputation, culture or image of any of our brands is tarnished or if we receive negative publicity, then our sales, financial condition and results of operations could be materially and adversely affected.
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

2025 FORM 10-K 13

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
Furthermore, if certain endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. Poor or non-performance by our endorsers, a failure to continue to correctly identify promising athletes, public figures or sports organizations, to use and endorse our products and brand or a failure to enter into cost-effective endorsement arrangements with prominent athletes, public figures and sports organizations could adversely affect our brand, sales and profitability. In addition, actions taken or statements made by athletes, teams or leagues, or other endorsers, associated with our products or brand that harm their reputations, or our decisions to cease collaborating with certain endorsers in light of actions taken or statements made by them, have in the past harmed and could in the future seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition.
2025 FORM 10-K 14

Failure to accurately forecast consumer demand has in the past led and could in the future lead to excess inventories or inventory shortages, which has in the past resulted and could in the future result in decreased operating margins, reduced cash flows and harm to our business.
To meet anticipated demand for our products, we purchase products from manufacturers outside of our futures ordering program and in advance of customer orders, which we hold in inventory and resell to customers. There is a risk we may be unable to sell excess products ordered from manufacturers. Inventory levels in excess of customer demand have in the past resulted and may in the future result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages could delay shipments to customers, negatively impact retailer, distributor and consumer relationships and diminish brand loyalty. The difficulty in forecasting demand also makes it difficult to estimate our future results of operations, financial condition and cash flows from period to period. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income, and we are unlikely to forecast such effects with any certainty in advance.
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
Many factors unique to retail operations, some of which are beyond our control, pose risks and uncertainties. Risks include, but are not limited to: credit card fraud and theft in both our retail stores and on digital platforms; mismanagement of existing retail channel partners; inability to manage costs associated with store construction and operation; and supply chain and inventory management, including difficulty in forecasting consumer demand.
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
Many of our consumers shop with us through our digital platforms. Consumers frequently use mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping, as well as to engage with us and our competitors through digital services and experiences that are offered on mobile platforms. We use social media and proprietary mobile applications to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, secure and user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business globally and have a material adverse impact on our business and results of operations. In addition, if use of our digital platforms continues to grow, we will need an increasing amount of technical infrastructure to continue to satisfy our consumers' needs. If we fail to continue to effectively scale and adapt our digital platforms to accommodate increased consumer demand, our business may be subject to interruptions, delays or failures and consumer demand for our products and digital experiences could decline.

2025 FORM 10-K 15

Risks specific to our digital commerce business also include diversion of sales from our and our retailers' brick and mortar stores, pricing pressure on our products, difficulty in recreating the in-store experience through our digital commerce business and liability for online content. Our failure to successfully respond to these risks might adversely affect sales in our digital commerce business, as well as damage our reputation and brands.
We rely significantly on information technology to operate our business, including our supply chain and retail operations, and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business.
We are heavily dependent on Information Technology Systems, across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales and distribution, as well as for processing financial information for external and internal reporting purposes, retail operations and other business activities. Information Technology Systems are critical to many of our operating activities and our business processes and may be negatively impacted by any service interruption or shutdown. For example, our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these Information Technology Systems. Over a number of years, we have implemented Information Technology Systems in all of the geographical regions in which we operate. Our work to integrate, secure and enhance these systems and related processes in our global operations is ongoing and NIKE will continue to invest in these efforts. We cannot provide assurance, however, that the measures we take to secure and enhance these systems will be sufficient to protect our Information Technology Systems and prevent cyberattacks, system failures or data or information loss. The failure of these systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, ransomware, denial of service attacks, natural disasters, vendor business interruptions or other causes, failure to properly maintain, protect, repair or upgrade systems, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant time and capital investments to remediate the problem which may not be sufficient to cover all eventualities, and may have an adverse effect on our reputation, results of operations and financial condition. In addition, the use of employee-owned devices for communications as well as hybrid work arrangements, present additional operational risks to our Information Technology Systems, including, but not limited to, increased risks of cyberattacks. Further, like other companies in the retail industry, we have in the past experienced, and we expect to continue to experience, cyberattacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that they will not have an impact in the future.
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
Given the increasing complexity and sophistication of techniques used by bad actors to obtain unauthorized access to or disable information technology systems, and the fact that cyberattacks are being made by groups and individuals with a wide range of expertise and motives, it is increasingly difficult to anticipate and defend against cyberattacks, and a cyberattack could occur and persist for an extended period of time before being detected. Moreover, the extent of a particular cyber incident and the steps that we may need to take to investigate the incident may not be immediately clear, and it may take a significant amount of time before such investigation can be finalized and completed and reliable information about the incident is known. During the pendency of any such investigation, we may not necessarily know the extent of the harm or how best to remediate it and we may be required to disclose incidents before their full extent is known.
Moreover, as we integrate AI into our operations, there may be increased cybersecurity and privacy risks, including the risk of unauthorized or misuse of AI tools, and threat actors may leverage AI to engage in automated, targeted and coordinated attacks against our systems.
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
2025 FORM 10-K 16

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
Certain of our contract manufacturers are highly specialized and only produce a specific type of product. Such contract manufacturers may go out of business if consumer preferences or market conditions change such that there is no longer sufficient demand for the types of products they produce. If, in the future, the relevant products are again in demand and the specialized contract manufacturers no longer exist, we may not be able to locate replacement facilities to manufacture certain footwear products in a timely manner or at all, which could have a material adverse effect on our sales, financial condition or results of operations.
The success of our business depends, in part, on high-quality employees, including key personnel as well as our ability to maintain our workplace culture and values.
Our success depends in part on the continued service of high-quality employees, including key executive officers and personnel. The loss of the services of key individuals, or any negative perception with respect to these individuals, or our workplace culture or values, could harm our business. Our success also depends on our ability to recruit, retain and engage our personnel sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel. Changes to our current and future work models may not meet the needs or expectations of our employees or may not be perceived as favorable compared to other companies' policies, which could negatively impact our ability to attract, hire and retain our employees. In addition, shifts in U.S. immigration and work permit policies or other changes in the legal and regulatory environment could negatively impact our ability to attract, hire and retain highly skilled employees who are from outside the United States. Our policies and practices have been, and may further be, affected by legal and regulatory scrutiny of, as well as changes in regulations (or changes in the interpretation of existing regulations) relating to, policies related to inclusion and belonging, employee engagement and climate

2025 FORM 10-K 17

change, which may further impact our ability to attract, hire and retain employees. We also believe that our corporate culture has been a key driver of our success, and we have invested substantial time and resources in building, maintaining and evolving our culture. Any failure to preserve and evolve our culture could negatively affect our future success, including our ability to retain and recruit employees.
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
2025 FORM 10-K 18

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
Because contract manufacturers make a majority of our products outside of our principal sales markets, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, container shortages, labor shortages, including work stoppages or port strikes, infrastructure and port congestion or other factors, and costs and delays associated with consolidating or transitioning between manufacturers, have adversely impacted, and could in the future adversely impact the availability of our products and, in turn, our financial performance. In addition, delays in the shipment or delivery of our products, manufacturing delays or unexpected demand for our products have required us, and may in the future require us to use faster, but more expensive, transportation methods such as air freight, which could adversely affect our profit margins. The cost of oil is a significant component in manufacturing and transportation costs, so increases in the price of petroleum products can adversely affect our profit margins. Changes in U.S. trade policies, including modifications to import tariffs and existing trade policies and agreements, have also had, and could continue to have a significant impact on our activities in domestic and foreign jurisdictions, and could adversely affect our reputation or results of operations.
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
Changes in the import and export policies of the U.S. government or other countries, including trade restrictions, sanctions and countersanctions, increased tariffs or quotas, trade agreement enforcement practices, embargoes or safeguards, could require us to change the way we conduct business and adversely affect our results of operations.
In addition, changes in (or announcements regarding proposed changes in) laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business could adversely affect our business, including increased cost of sales. U.S. presidential administrations have instituted or proposed changes in trade policies that include the negotiation of new trade agreements, negotiation or termination of existing trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.
Changes or proposed changes in U.S. or other countries' trade policies have resulted and may further result in restrictions and economic disincentives on international trade. Tariffs and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, protectionist or nationalist trends in the United States or in other countries affect the trade environment. The Company, similar to many other multinational corporations, does a significant amount of business that is impacted by changes to the trade policies of the United States and foreign countries (including governmental

2025 FORM 10-K 19

action related to tariffs, international trade agreements, or economic sanctions). Such changes have adversely impacted, and may continue to adversely impact, the U.S. economy or certain sectors thereof or the economy of another country in which we conduct operations, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
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
As a multinational corporation with operations and distribution channels throughout the world, we are subject to and must comply with extensive laws and regulations in the United States and other jurisdictions in which we have operations and distribution channels. If we or our employees, agents, suppliers, and other partners fail to comply with any of these laws or regulations, such failure could subject us to fines, sanctions or other penalties that could negatively affect our reputation, business, financial condition and results of operations. Furthermore, laws, regulations and policies, as well as the evolving interpretation of such, can conflict among jurisdictions and compliance in one jurisdiction may result in legal or reputational risks in another jurisdiction. We are involved in various types of claims, lawsuits, regulatory proceedings and government investigations relating to our business, our products and the actions of our employees and representatives, including contractual and employment relationships, product liability, antitrust, trademark rights and a variety of other matters. It is not possible to predict with certainty the outcome of any such legal or regulatory proceedings or investigations, and we could in the future incur judgments, fines or penalties, or enter into settlements of lawsuits and claims that could have a material adverse effect on our business, financial condition and results of operations and negatively impact our reputation. The global nature of our business means legal and compliance risks, such as anti-bribery, anti-corruption, fraud, trade, environmental, competition, privacy and other regulatory matters, will continue to exist or might increase and additional legal proceedings and other contingencies have and will continue to arise from time to time, which could adversely affect us. In addition, the adoption of new laws or regulations, or changes in the interpretation of existing laws or regulations, may result in significant unanticipated legal and reputational risks. Moreover, the regulation of certain transactions we engage in, including those involving virtual goods and cryptocurrencies, remains in an early stage and subject to significant uncertainty. As a result, we are required to exercise our judgment as to whether or how certain laws or regulations apply, or may in the future apply, and it is possible that legislators, regulators and courts may disagree with our conclusions. Any current or future legal or regulatory proceedings could divert management's attention from our operations and result in substantial legal fees.
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
2025 FORM 10-K 20

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
Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on global earnings and could increase the U.S. corporate tax rate. For example, the Organization for Economic Co-operation and Development (the "OECD") and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Inclusive Framework") has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules and ensure a minimal level of taxation, respectively. Several countries in which we operate, including several European Union member states' have adopted domestic legislation to implement the Inclusive Framework's global corporate minimum tax rate of 15% which became effective for the Company beginning fiscal 2025. Other countries are also actively considering changes to their tax laws

2025 FORM 10-K 21

to adopt certain parts of the Inclusive Framework's proposals. Although we cannot predict whether or in what form these proposals, or any other changes in the U.S. or foreign tax laws or regulations, will be enacted into law, these changes, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense and cash flows.
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
As of June 30, 2025, Swoosh, LLC beneficially owned approximately 78% of our Class A Common Stock. If, on June 30, 2025, all of these shares were converted into Class B Common Stock, Swoosh, LLC's commensurate ownership percentage of our Class B Common Stock would be approximately 16%. The shares are available for resale, subject to the requirements of the U.S. securities laws and the terms of the limited liability company agreement governing Swoosh, LLC. The sale or prospect of a sale of a substantial number of these shares could have an adverse effect on the market price of our common stock. Swoosh, LLC was formed by Mr. Philip Knight, our Chairman Emeritus, to hold the majority of his shares of Class A Common Stock. Mr. Knight does not have voting rights with respect to Swoosh, LLC, although Travis Knight, his son and a NIKE director, has a significant role in the management of the Class A Common Stock owned by Swoosh, LLC.
2025 FORM 10-K 22

Changes in our credit ratings or macroeconomic conditions may affect our liquidity, increasing borrowing costs and limiting our financing options.
Our long-term debt is currently rated Investment Grade by Standard & Poor's and Moody's Investors Service. While we have maintained our Investment Grade rating, in July 2025, our rating was downgraded by Standard & Poor's. Any negative change to our credit rating will increase borrowing costs for our existing facilities and may increase our borrowing costs for future long-term debt or short-term credit facilities. In addition, our financing options, including our access to credit or capital markets, could be adversely affected. We may also be subject to restrictive covenants that would reduce our flexibility to, among other things, incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. Failure to comply with such covenants could result in a default, and as a result, the commitments of our lenders under our credit agreements may be terminated and the maturity of amounts owed may be accelerated. In addition, macroeconomic conditions, such as increased volatility or disruption in the credit or capital markets, could adversely affect our ability to refinance existing debt.
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
Our Class B Common Stock is traded publicly, and at any given time various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as analysts' opinions of our future performance, which may, in part, be based upon any guidance we have provided. Analysts' estimates are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline (which has happened in the past and could happen in the future). We are currently subject to multiple securities class action and shareholder derivative lawsuits relating to a drop in our stock price and could become involved in additional litigation of this type in the future if our stock price is volatile for any reason. Any litigation could result in reputational damage, substantial costs and a diversion of management's attention and resources needed to successfully run our business.

2025 FORM 10-K 23

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
Board Oversight
Our Board of Directors has ultimate oversight of cybersecurity risk as part of its risk management oversight responsibilities, including with respect to cybersecurity risk priorities, resource allocation and oversight structures. The Board of Directors receives an update on our cybersecurity program on a quarterly basis, or more frequently as determined to be necessary or advisable. The Board of Directors has delegated risk management oversight responsibility for information security and data protection to the Audit & Finance Committee, which regularly reviews our cybersecurity program and related matters with management and reports to the Board of Directors. Topics discussed at the board level include our approach to cybersecurity risk management, key initiatives, the threat landscape and recent developments and trends. The Board of Directors is aware of the critical nature of managing risks associated with cybersecurity threats and is actively engaged in our cybersecurity risk management strategy.
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
2025 FORM 10-K 24

ITEM 2. PROPERTIES
The following is a summary of principal properties owned or leased by NIKE:
The NIKE World Headquarters, owned by NIKE and located near Beaverton, Oregon, USA, is an approximately 400-acre site consisting of over 40 buildings which, together with adjacent leased properties, functions as our global headquarters and is occupied by approximately 10,500 employees engaged in management, research, design, development, marketing, finance and other administrative functions serving nearly all of our segments. We lease a similar, but smaller, administrative facility in Hilversum, the Netherlands, which serves as the headquarters for our Europe, Middle East & Africa geography and management of certain brand functions for our non-U.S. operations. We also lease an office complex in Shanghai, China, our headquarters for our Greater China geography, occupied by employees focused on implementing our wholesale, NIKE Direct and merchandising strategies in the region, among other functions.
In the United States, NIKE has eight significant distribution centers. Five are located in or near Memphis, Tennessee, two of which are owned and three of which are leased. Two other distribution centers, one located near Indianapolis, Indiana and one located in Dayton, Tennessee, are leased and operated by third-party logistics providers. One distribution center for Converse is located in Ontario, California, which is leased. NIKE has a number of distribution facilities outside the United States, some of which are leased and operated by third-party logistics providers. The most significant distribution facilities outside the United States are located in Laakdal, Belgium; Taicang, China; Tomisato, Japan and Icheon, Korea, all of which we own.
Air Manufacturing Innovation manufactures cushioning components used in footwear at NIKE-owned and leased facilities located near Beaverton, Oregon, and in Dong Nai Province, Vietnam, as well as at NIKE-owned facilities in St. Charles, Missouri.
Aside from the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We lease approximately 1,029 retail stores worldwide, which primarily consist of factory stores. See "United States Market" and "International Markets" for additional information regarding our retail stores. Our leases expire at various dates through the fiscal year 2058.
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

2025 FORM 10-K 25

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NIKE's Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 9, 2025, there were 20,485 holders of record of NIKE's Class B Common Stock and 16 holders of record of NIKE's Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class B Common Stock. Refer to our Consolidated Statements of Shareholders' Equity for dividends declared on the Class A and Class B Common Stock.
In June 2022, the Board of Directors approved a four-year, $18 billion share repurchase program. As of May 31, 2025, the Company had repurchased 122.6 million shares at an average price of $98.00 per share for a total approximate cost of $12.0 billion under this program.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended May 31, 2025:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (IN MILLIONS)
March 1 — March 31, 2025	936,074	$72.39	$6,124
April 1 — April 30, 2025	1,189,613	$56.01	$6,058
May 1 — May 31, 2025	1,116,872	$60.77	$5,990
	3,242,559	$62.38
2025 FORM 10-K 26

PERFORMANCE GRAPH
The following graph demonstrates a five-year comparison of cumulative total returns for NIKE's Class B Common Stock; the Standard & Poor's 500 Stock Index; the Dow Jones U.S. Footwear Index; and the Standard & Poor's Apparel, Accessories & Luxury Goods Index. The graph assumes an investment of $100 on May 31, 2020, in each of the indices and our Class B Common Stock. Each of the indices assumes that all dividends were reinvested on the day of issuance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG NIKE, INC.; S&P 500 INDEX; THE DOW JONES U.S. FOOTWEAR INDEX; AND S&P APPAREL, ACCESSORIES & LUXURY GOODS INDEX

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2020
2021
2022
2023
2024
2025
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

2025 FORM 10-K 27

ITEM 6. [RESERVED]
2025 FORM 10-K 28

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
NIKE designs, develops, markets and sells athletic footwear, apparel, equipment, accessories and services worldwide. We are the largest seller of athletic footwear and apparel in the world. We sell our products through two distribution channels: NIKE Direct operations, which are comprised of both NIKE-owned retail stores and sales through our digital platforms (also referred to as "NIKE Brand Digital"), and to wholesale accounts, which include a mix of independent distributors, licensees and sales representatives in nearly all countries around the world. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment and accessories.
Our strategy is to achieve sustainable, profitable long-term revenue growth by leading with sport, creating innovative, "must-have" products, building deep personal consumer connections with our brands and delivering compelling consumer experiences through digital platforms and at retail.
FISCAL 2025 FINANCIAL HIGHLIGHTS
•NIKE, Inc. Revenues for fiscal 2025 were $46.3 billion compared to $51.4 billion for fiscal 2024
•NIKE Direct revenues declined 13% from $21.5 billion in fiscal 2024 to $18.8 billion in fiscal 2025, and represented approximately 42% of total NIKE Brand revenues for fiscal 2025
•NIKE Brand wholesale revenues decreased 7% on a reported basis and 6% on a currency-neutral basis
•Gross margin decreased 190 basis points to 42.7%, primarily due to higher discounts, changes in channel mix and higher inventory obsolescence reserves, partially offset by lower product costs
•Inventories as of May 31, 2025 were $7.5 billion, flat compared to the prior year
•We returned $5.3 billion to our shareholders in fiscal 2025 through share repurchases and dividends
•Return on Invested Capital ("ROIC") was 20.2% as of May 31, 2025, compared to 34.9% as of May 31, 2024. ROIC is considered a non-GAAP financial measure, see "Use of Non-GAAP Financial Measures" for additional information.
Our results for fiscal 2025 reflected a decrease in traffic across NIKE Direct and our actions to reduce supply of certain footwear products in the marketplace through increased markdowns across NIKE Direct and discounts and higher sales returns with our wholesale partners, which negatively impacted our Revenues and gross margin.
For discussion related to the results of operations and changes in financial condition for fiscal 2024 compared to fiscal 2023 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2024 Form 10-K, which was filed with the United States Securities and Exchange Commission on July 25, 2024.

2025 FORM 10-K 29

FACTORS IMPACTING OUR BUSINESS
We are navigating through several external factors that create uncertainty and volatility in the operating environment including, but not limited to, geopolitical dynamics, tax regulation, fluctuating foreign exchange rates and new tariffs. As a result of the new tariffs, we expect to incur a material gross incremental increase to Cost of sales. Over the next several quarters, we are taking actions to mitigate the impact of the new tariffs, however for fiscal 2026, we expect a negative impact on gross margin. We will continue to monitor changes to the import and export policies of the U.S. and other countries that could require us to change the way in which we do business. These factors, and any changes to these factors, among others, could have a material adverse impact on consumer behavior and on our future Revenues and overall profitability.
Despite these factors, we are focused on driving distinction within key sports, building a complete product portfolio, creating stories to inspire and emotionally connect with consumers, and elevating and growing the entire marketplace as we continue to take actions across the following areas:
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
These actions have had, and in the future could have, a negative impact on our Revenues and gross margin as well as higher Demand creation expense. However, we believe these actions will reignite brand momentum and reposition our business to drive long-term shareholder value.
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
Earnings Before Interest and Taxes ("EBIT"): Calculated as Net income before Interest expense (income), net and Income tax expense in the Consolidated Statements of Income. Total NIKE, Inc. EBIT for fiscal 2025, 2024 and 2023 are as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2025	2024	2023
Net income	$3,219	$5,700	$5,070
Add: Interest expense (income), net	(107)	(161)	(6)
Add: Income tax expense	666	1,000	1,131
EARNINGS BEFORE INTEREST AND TAXES	$3,778	$6,539	$6,195
EBIT Margin: Calculated as total NIKE, Inc. EBIT divided by total NIKE, Inc. Revenues. Our EBIT Margin calculation for fiscal 2025, 2024 and 2023 are as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2025	2024	2023
Numerator
Earnings before interest and taxes	$3,778	$6,539	$6,195
Denominator
Total NIKE, Inc. Revenues	$46,309	$51,362	$51,217
EBIT MARGIN	8.2%	12.7%	12.1%

2025 FORM 10-K 30

Return on Invested Capital ("ROIC"): Represents a performance measure that management believes is useful information in understanding the Company's ability to effectively manage invested capital. Our ROIC calculation as of May 31, 2025 and 2024 is as follows:

	FOR THE TRAILING FOUR QUARTERS ENDED
(Dollars in millions)	MAY 31, 2025	MAY 31, 2024
Numerator
Net income	$3,219	$5,700
Add: Interest expense (income), net	(107)	(161)
Add: Income tax expense	666	1,000
Earnings before interest and taxes	3,778	6,539
Income tax adjustment(1)	(645)	(976)
Earnings before interest and after taxes	$3,133	$5,563

	AVERAGE FOR THE TRAILING FIVE QUARTERS ENDED
	MAY 31, 2025	MAY 31, 2024
Denominator
Total debt(2)	$11,814	$12,110
Add: Shareholders' equity	13,926	14,155
Less: Cash and equivalents and Short-term investments	10,236	10,309
Total invested capital	$15,504	$15,956

RETURN ON INVESTED CAPITAL	20.2%	34.9%
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

2025 FORM 10-K 31

RESULTS OF OPERATIONS

(Dollars in millions, except per share data)	FISCAL 2025	FISCAL 2024	% CHANGE	FISCAL 2023	% CHANGE
Revenues	$46,309	$51,362	-10%	$51,217	0%
Cost of sales	26,519	28,475	-7%	28,925	-2%
Gross profit	19,790	22,887	-14%	22,292	3%
Gross margin	42.7%	44.6%		43.5%
Demand creation expense	4,689	4,285	9%	4,060	6%
Operating overhead expense	11,399	12,291	-7%	12,317	0%
Total selling and administrative expense	16,088	16,576	-3%	16,377	1%
% of revenues	34.7%	32.3%		32.0%
Interest expense (income), net	(107)	(161)	—	(6)	—
Other (income) expense, net	(76)	(228)	—	(280)	—
Income before income taxes	3,885	6,700	-42%	6,201	8%
Income tax expense	666	1,000	-33%	1,131	-12%
Effective tax rate	17.1%	14.9%		18.2%
NET INCOME	$3,219	$5,700	-44%	$5,070	12%
Diluted earnings per common share	$2.16	$3.73	-42%	$3.23	15%
2025 FORM 10-K 32

CONSOLIDATED OPERATING RESULTS
REVENUES

(Dollars in millions)	FISCAL 2025	FISCAL 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FISCAL 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$29,510	$33,427	-12%	-11%	$33,135	1%	1%
Apparel	12,965	13,775	-6%	-5%	13,843	0%	0%
Equipment	2,191	2,075	6%	6%	1,727	20%	20%
Global Brand Divisions(2)	48	45	7%	10%	58	-22%	-25%
TOTAL NIKE BRAND REVENUES	$44,714	$49,322	-9%	-9%	$48,763	1%	1%
Converse	1,692	2,082	-19%	-18%	2,427	-14%	-15%
Corporate(3)	(97)	(42)	—	—	27	—	—
TOTAL NIKE, INC. REVENUES	$46,309	$51,362	-10%	-9%	$51,217	0%	1%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$25,883	$27,758	-7%	-6%	$27,397	1%	2%
Sales through NIKE Direct	18,783	21,519	-13%	-12%	21,308	1%	1%
Global Brand Divisions(2)	48	45	7%	10%	58	-22%	-25%
TOTAL NIKE BRAND REVENUES	$44,714	$49,322	-9%	-9%	$48,763	1%	1%
Supplemental NIKE Brand Revenue Details:
NIKE Brand Revenues by:(4)
Men's	$23,216	$24,785	-6%	-6%	$24,445	1%	2%
Women's	9,719	10,366	-6%	-5%	10,274	1%	2%
Kids'	5,695	6,019	-5%	-5%	5,889	2%	2%
Jordan Brand	7,270	8,701	-16%	-16%	8,460	3%	3%
Others(5)	(1,234)	(594)	-108%	-106%	(363)	-64%	-67%
Global Brand Divisions(2)	48	45	7%	10%	58	-22%	-25%
TOTAL NIKE BRAND REVENUES	$44,714	$49,322	-9%	-9%	$48,763	1%	1%
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
(4)Beginning in fiscal 2025, with the continued rollout of a new Enterprise Resource Planning Platform, we have removed the non-GAAP financial measure of wholesale equivalent revenues. There is no change to our reported revenues or gross margin. Prior year amounts have been recast to conform to fiscal 2025 presentation.
(5)Others include products not allocated to Men's, Women's, Kids' and Jordan Brand, as well as certain adjustments that are not allocated to products designated by consumer.

2025 FORM 10-K 33

FISCAL 2025 NIKE BRAND REVENUE HIGHLIGHTS
The following tables present NIKE Brand revenues disaggregated by reportable operating segment, distribution channel and major product line:

FISCAL 2025 COMPARED TO FISCAL 2024
•NIKE, Inc. Revenues were $46.3 billion in fiscal 2025 compared to $51.4 billion for fiscal 2024, which decreased 10% and 9% on a reported and currency-neutral basis, respectively. On a currency-neutral basis, the decrease was primarily due to lower revenues in North America, Europe, Middle East & Africa ("EMEA") and Greater China which each decreased NIKE, Inc. Revenues by 4, 3 and 2 percentage points, respectively.
•NIKE Brand revenues, which represented over 90% of NIKE, Inc. Revenues, decreased 9% on both a reported and currency-neutral basis. The decrease, on a currency-neutral basis, was due to lower revenues in Men's, the Jordan Brand, Women's and Kids'.
•NIKE Brand footwear revenues decreased 11% on a currency-neutral basis. Unit sales of footwear decreased 8%, while lower average selling price ("ASP") per pair reduced footwear revenues by approximately 3 percentage points. Lower ASP per pair was primarily due to higher discounts and changes in channel mix, partially offset by strategic pricing actions.
•NIKE Brand apparel revenues decreased 5% on a currency-neutral basis. Unit sales of apparel decreased 5%, while ASP per unit was flat as strategic pricing actions were offset by changes in channel mix and higher discounts.
•NIKE Brand wholesale revenues decreased 7% on a reported basis and 6% on a currency-neutral basis, compared to fiscal 2024. The decrease, on a currency-neutral basis, was driven by lower revenues across all geographies.
•NIKE Direct revenues were $18.8 billion in fiscal 2025 compared to $21.5 billion in fiscal 2024. On a currency-neutral basis, NIKE Direct revenues decreased 12% due to declines in NIKE Brand Digital sales of 20% from $12.1 billion in fiscal 2024 to $9.6 billion in fiscal 2025, while NIKE store sales were flat. Comparable store sales decreased 1%. For additional information regarding comparable store sales, including the definition, see "Comparable Store Sales".
2025 FORM 10-K 34

GROSS MARGIN
FISCAL 2025 COMPARED TO FISCAL 2024
For fiscal 2025, our consolidated gross profit decreased 14% to $19,790 million compared to $22,887 million for fiscal 2024. Gross margin decreased 190 basis points to 42.7% for fiscal 2025 compared to 44.6% for fiscal 2024 due to the following:

•Lower NIKE Brand ASP (decreasing gross margin approximately 180 basis points), primarily due to higher discounts and changes in channel mix, partially offset by strategic pricing actions;
•Higher other costs (decreasing gross margin approximately 90 basis points), including higher inventory obsolescence reserves;
•Lower gross margin from Converse (decreasing gross margin approximately 20 basis points); and
•Unfavorable changes in net foreign currency exchange rates, including hedges (decreasing gross margin approximately 10 basis points).
This was partially offset by:
•Lower NIKE Brand product costs (increasing gross margin approximately 80 basis points);
•Lower warehousing and logistics costs (increasing gross margin approximately 20 basis points); and
•Restructuring charges in the prior year (increasing gross margin approximately 10 basis points).
TOTAL SELLING AND ADMINISTRATIVE EXPENSE

(Dollars in millions)	FISCAL 2025	FISCAL 2024	% CHANGE		FISCAL 2023	% CHANGE
Demand creation expense(1)	$4,689	$4,285	9%		$4,060	6%
Operating overhead expense(2)	11,399	12,291	-7%		12,317	0%
Total selling and administrative expense	$16,088	$16,576	-3%		$16,377	1%
% of revenues	34.7%	32.3%	240	bps	32.0%	30	bps
(1)Demand creation expense consists of brand marketing expense and sports marketing expense. Brand marketing expense includes advertising and promotion costs such as production and media costs, digital marketing expense, brand events and retail brand presentation costs. Sports marketing expense includes expenses related to endorsement contracts, complimentary product and sports marketing events.
(2)Operating overhead expense consists primarily of wage and benefit-related expenses and other administrative expenses, such as research and development costs, bad debt expense, rent, depreciation and amortization and costs related to professional services, certain technology investments, meetings and travel.
FISCAL 2025 COMPARED TO FISCAL 2024
Demand creation expense increased 9%, due to higher brand marketing expense, reflecting investment in key sports events, and higher sports marketing expense. Changes in foreign currency exchange rates did not have a material impact on Demand creation expense.
Operating overhead expense decreased 7%, due to restructuring charges in the prior year, lower wage-related expenses and lower other administrative costs. Changes in foreign currency exchange rates did not have a material impact on Operating overhead expense.

2025 FORM 10-K 35

OTHER (INCOME) EXPENSE, NET

(Dollars in millions)	FISCAL 2025	FISCAL 2024	FISCAL 2023
Other (income) expense, net	$(76)	$(228)	$(280)
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
FISCAL 2025 COMPARED TO FISCAL 2024
Other (income) expense, net decreased from $228 million of other income, net, to $76 million of other income, net, primarily due to a net unfavorable change in foreign currency conversion gains and losses, including hedges.
INCOME TAXES

	FISCAL 2025	FISCAL 2024	% CHANGE	FISCAL 2023	% CHANGE
Effective tax rate	17.1%	14.9%	220 bps	18.2%	(330) bps
FISCAL 2025 COMPARED TO FISCAL 2024
Our effective tax rate was 17.1% for fiscal 2025, compared to 14.9% for fiscal 2024, primarily due to changes in earnings mix, decreased benefits from stock-based compensation and non-recurring one-time benefits in fiscal 2024 including the impact of the delay of the effective date of certain U.S. foreign tax credit regulations. These impacts were partially offset by a one-time, non-cash deferred tax benefit in fiscal 2025 provided by US tax regulations related to foreign currency gains and losses.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for NIKE beginning fiscal 2026. We are evaluating the future impact of these tax law changes on our financial statements.

2025 FORM 10-K 36

SEGMENT INFORMATION
See Note 15 — Segment Information in the accompanying Notes to the Consolidated Financial Statements for a description of our segments and related information.
The breakdown of Revenues is as follows:

(Dollars in millions)	FISCAL 2025	FISCAL 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FISCAL 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$19,572	$21,396	-9%	-8%	$21,608	-1%	-1%
Europe, Middle East & Africa	12,257	13,607	-10%	-10%	13,418	1%	0%
Greater China	6,586	7,545	-13%	-12%	7,248	4%	8%
Asia Pacific & Latin America	6,251	6,729	-7%	-3%	6,431	5%	5%
Global Brand Divisions(2)	48	45	7%	10%	58	-22%	-25%
TOTAL NIKE BRAND	$44,714	$49,322	-9%	-9%	$48,763	1%	1%
Converse	1,692	2,082	-19%	-18%	2,427	-14%	-15%
Corporate(3)	(97)	(42)	—	—	27	—	—
TOTAL NIKE, INC. REVENUES	$46,309	$51,362	-10%	-9%	$51,217	0%	1%
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
The primary financial measure used by the Company to evaluate performance of its segments is EBIT. For additional information on our segments, refer to Note 15 — Segment Information in the accompanying Notes to the Consolidated Financial Statements.
The breakdown of EBIT is as follows:

(Dollars in millions)	FISCAL 2025	FISCAL 2024	% CHANGE	FISCAL 2023	% CHANGE
North America	$4,735	$5,822	-19%	$5,454	7%
Europe, Middle East & Africa	2,575	3,388	-24%	3,531	-4%
Greater China	1,602	2,309	-31%	2,283	1%
Asia Pacific & Latin America	1,527	1,885	-19%	1,932	-2%
Global Brand Divisions	(4,699)	(4,720)	0%	(4,841)	2%
TOTAL NIKE BRAND(1)	$5,740	$8,684	-34%	$8,359	4%
Converse	240	474	-49%	676	-30%
Corporate	(2,202)	(2,619)	16%	(2,840)	8%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	$3,778	$6,539	-42%	$6,195	6%
EBIT margin(1)	8.2%	12.7%		12.1%
Interest expense (income), net	(107)	(161)	—	(6)	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$3,885	$6,700	-42%	$6,201	8%
(1)    Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT Margin represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for additional information.

2025 FORM 10-K 37

NORTH AMERICA

(Dollars in millions)	FISCAL 2025	FISCAL 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$12,684	$14,537	-13%	-13%	$14,897	-2%	-2%
Apparel	5,837	5,953	-2%	-2%	5,947	0%	0%
Equipment	1,051	906	16%	16%	764	19%	19%
TOTAL REVENUES	$19,572	$21,396	-9%	-8%	$21,608	-1%	-1%
Revenues by:
Sales to Wholesale Customers	$10,484	$11,004	-5%	-5%	$11,273	-2%	-2%
Sales through NIKE Direct	9,088	10,392	-13%	-12%	10,335	1%	1%
TOTAL REVENUES	$19,572	$21,396	-9%	-8%	$21,608	-1%	-1%
Cost of Sales	11,056	11,899	-7%		12,497	-5%
Gross profit	8,516	9,497	-10%		9,111	4%
Gross margin	43.5%	44.4%	-90 bps		42.2%	220 bps
Demand creation expense	1,633	1,495	9%		1,455	3%
Operating overhead expense	2,150	2,189	-2%		2,207	-1%
Total selling and administrative expense	3,783	3,684	3%		3,662	1%
Other segment items	(2)	(9)	—		(5)	—
EARNINGS BEFORE INTEREST AND TAXES	$4,735	$5,822	-19%		$5,454	7%
FISCAL 2025 COMPARED TO FISCAL 2024
•North America revenues decreased 8% on a currency-neutral basis primarily due to lower revenues in the Jordan Brand, Men's and Women's. Wholesale revenues decreased 5%. NIKE Direct revenues decreased 12% due to declines in digital sales of 19% and store sales of 1%. Comparable store sales decreased 1%.
•Footwear revenues decreased 13% on a currency-neutral basis. Unit sales of footwear decreased 10%, while lower ASP per pair reduced footwear revenues by approximately 3 percentage points. Lower ASP per pair was primarily due to higher discounts and changes in channel mix, partially offset by product mix.
•Apparel revenues decreased 2% on a currency-neutral basis. Unit sales of apparel decreased 1%, while lower ASP per unit reduced apparel revenues by approximately 1 percentage point. Lower ASP per unit was primarily due to higher discounts and changes in channel mix, partially offset by product mix.
Reported EBIT decreased 19% reflecting lower revenues and the following:
•Gross margin contraction of 90 basis points primarily due to lower ASP and higher inventory obsolescence reserves, partially offset by lower product costs. Lower ASP primarily reflects higher discounts and changes in channel mix.
•Demand creation expense increased 9% primarily due to higher brand marketing expense, reflecting investment in key sports events.
•Operating overhead expense decreased 2% due to lower wage-related expenses and lower other administrative costs.
2025 FORM 10-K 38

EUROPE, MIDDLE EAST & AFRICA

(Dollars in millions)	FISCAL 2025	FISCAL 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$7,569	$8,473	-11%	-10%	$8,260	3%	1%
Apparel	3,971	4,380	-9%	-9%	4,566	-4%	-6%
Equipment	717	754	-5%	-5%	592	27%	24%
TOTAL REVENUES	$12,257	$13,607	-10%	-10%	$13,418	1%	0%
Revenues by:
Sales to Wholesale Customers	$8,022	$8,562	-6%	-6%	$8,522	0%	0%
Sales through NIKE Direct	4,235	5,045	-16%	-16%	4,896	3%	0%
TOTAL REVENUES	$12,257	$13,607	-10%	-10%	$13,418	1%	0%
Cost of Sales	6,967	7,589	-8%		7,340	3%
Gross profit	5,290	6,018	-12%		6,078	-1%
Gross margin	43.2%	44.2%	-100 bps		45.3%	-110 bps
Demand creation expense	1,222	1,114	10%		1,050	6%
Operating overhead expense	1,479	1,517	-3%		1,500	1%
Total selling and administrative expense	2,701	2,631	3%		2,550	3%
Other segment items	14	(1)	—		(3)	—
EARNINGS BEFORE INTEREST AND TAXES	$2,575	$3,388	-24%		$3,531	-4%
FISCAL 2025 COMPARED TO FISCAL 2024
•EMEA revenues decreased 10% on a currency-neutral basis due to lower revenues in Men's, the Jordan Brand, Kids' and Women's. Wholesale revenues decreased 6%. NIKE Direct revenues decreased 16% due to a decline in digital sales of 30%, partially offset by an increase in store sales of 5%. Comparable store sales increased 5%.
•Footwear revenues decreased 10% on a currency-neutral basis. Unit sales of footwear decreased 8%, while lower ASP per pair reduced footwear revenues by approximately 2 percentage points. Lower ASP per pair was primarily due to changes in channel mix and higher discounts, partially offset by strategic pricing actions and product mix.
•Apparel revenues decreased 9% on a currency-neutral basis. Unit sales of apparel decreased 6%, while lower ASP per unit reduced apparel revenues by approximately 3 percentage points. Lower ASP per unit was primarily due to changes in channel mix, product mix and higher discounts.
Reported EBIT decreased 24% reflecting lower revenues and the following:
•Gross margin contraction of 100 basis points primarily due to lower ASP, partially offset by lower warehousing, logistics and product costs. Lower ASP primarily reflects changes in channel mix and higher discounts, partially offset by strategic pricing actions.
•Demand creation expense increased 10% primarily due to higher brand marketing expense, reflecting investment in key sports events, and higher sports marketing expense.
•Operating overhead expense decreased 3% primarily due to lower wage-related expenses.

2025 FORM 10-K 39

GREATER CHINA

(Dollars in millions)	FISCAL 2025	FISCAL 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$4,805	$5,552	-13%	-13%	$5,435	2%	6%
Apparel	1,616	1,828	-12%	-12%	1,666	10%	14%
Equipment	165	165	0%	1%	147	12%	17%
TOTAL REVENUES	$6,586	$7,545	-13%	-12%	$7,248	4%	8%
Revenues by:
Sales to Wholesale Customers	$3,699	$4,262	-13%	-13%	$3,866	10%	15%
Sales through NIKE Direct	2,887	3,283	-12%	-12%	3,382	-3%	1%
TOTAL REVENUES	$6,586	$7,545	-13%	-12%	$7,248	4%	8%
Cost of Sales	3,558	3,761	-5%		3,552	6%
Gross profit	3,028	3,784	-20%		3,696	2%
Gross margin	46.0%	50.2%	-420 bps		51.0%	-80 bps
Demand creation expense	529	519	2%		499	4%
Operating overhead expense	973	1,019	-5%		1,012	1%
Total selling and administrative expense	1,502	1,538	-2%		1,511	2%
Other segment items	(76)	(63)	—		(98)	—
EARNINGS BEFORE INTEREST AND TAXES	$1,602	$2,309	-31%		$2,283	1%
FISCAL 2025 COMPARED TO FISCAL 2024
•Greater China revenues decreased 12% on a currency-neutral basis due to lower revenues in Men's, the Jordan Brand, Women's and Kids'. Wholesale revenues decreased 13%. NIKE Direct revenues decreased 12% due to declines in digital sales of 22% and store sales of 6%. Comparable store sales decreased 7%.
•Footwear revenues decreased 13% on a currency-neutral basis. Unit sales of footwear decreased 11%, while lower ASP per pair reduced footwear revenues by approximately 2 percentage points. Lower ASP per pair was primarily due to higher discounts and changes in channel mix, partially offset by strategic pricing actions.
•Apparel revenues decreased 12% on a currency-neutral basis. Unit sales of apparel decreased 17%, while higher ASP per unit contributed approximately 5 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to strategic pricing actions, partially offset by higher discounts.
Reported EBIT decreased 31% reflecting lower revenues and the following:
•Gross margin contraction of approximately 420 basis points, primarily due to unfavorable changes in standard foreign currency exchange rates and higher inventory obsolescence reserves, partially offset by higher ASP. Higher ASP primarily reflects strategic pricing actions, partially offset by higher discounts.
•Demand creation expense increased 2% primarily due to higher sports marketing expense and higher brand marketing expense.
•Operating overhead expense decreased 5% primarily due to lower wage-related expenses and lower other administrative costs.
2025 FORM 10-K 40

ASIA PACIFIC & LATIN AMERICA

(Dollars in millions)	FISCAL 2025	FISCAL 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$4,452	$4,865	-8%	-4%	$4,543	7%	7%
Apparel	1,541	1,614	-5%	-1%	1,664	-3%	-2%
Equipment	258	250	3%	7%	224	12%	12%
TOTAL REVENUES	$6,251	$6,729	-7%	-3%	$6,431	5%	5%
Revenues by:
Sales to Wholesale Customers	$3,678	$3,930	-6%	-3%	$3,736	5%	6%
Sales through NIKE Direct	2,573	2,799	-8%	-3%	2,695	4%	4%
TOTAL REVENUES	$6,251	$6,729	-7%	-3%	$6,431	5%	5%
Cost of Sales	3,502	3,639	-4%		3,337	9%
Gross profit	2,749	3,090	-11%		3,094	0%
Gross margin	44.0%	45.9%	-190 bps		48.1%	-220 bps
Demand creation expense	421	407	3%		373	9%
Operating overhead expense	804	801	0%		789	2%
Total selling and administrative expense	1,225	1,208	1%		1,162	4%
Other segment items	(3)	(3)	—		—	—
EARNINGS BEFORE INTEREST AND TAXES	$1,527	$1,885	-19%		$1,932	-2%
FISCAL 2025 COMPARED TO FISCAL 2024
•Asia Pacific & Latin America ("APLA") revenues decreased 3% on a currency-neutral basis primarily due to lower revenues in Southeast Asia & India and Korea, partially offset by higher revenues in Mexico. Revenues decreased primarily due to lower revenues in the Jordan Brand and Men's. Wholesale revenues decreased 3%. NIKE Direct revenues decreased 3% due to a decline in digital sales of 9%, partially offset by an increase in store sales of 4%. Comparable store sales increased 1%.
•Footwear revenues decreased 4% on a currency-neutral basis. Unit sales of footwear decreased 2%, while lower ASP per pair reduced footwear revenues by approximately 2 percentage points. Lower ASP per pair was primarily due to higher discounts and changes in channel mix.
•Apparel revenues decreased 1% on a currency-neutral basis. Unit sales of apparel decreased 3%, while higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to strategic pricing actions, partially offset by higher discounts.
Reported EBIT decreased 19% reflecting lower revenues and the following:
•Gross margin contraction of approximately 190 basis points primarily due to unfavorable changes in standard foreign currency exchange rates, lower ASP and higher warehousing and logistics costs. Lower ASP reflects product mix, higher discounts and changes in channel mix, partially offset by strategic pricing actions.
•Demand creation expense increased 3%, due to higher brand marketing expense and higher sports marketing expense, partially offset by favorable changes in foreign currency exchange rates.
•Operating overhead expense was flat due to higher wage-related expenses and higher other administrative costs, offset by favorable changes in foreign currency exchange rates.

2025 FORM 10-K 41

GLOBAL BRAND DIVISIONS

(Dollars in millions)	FISCAL 2025	FISCAL 2024	% CHANGE	FISCAL 2023	% CHANGE
Revenues	$48	$45	7%	$58	-22%
Cost of Sales	634	602	5%	516	17%
Gross profit	(586)	(557)	-5%	(458)	-22%
Demand creation expense	716	596	20%	511	17%
Operating overhead expense	3,401	3,534	-4%	3,881	-9%
Total selling and administrative expense	4,117	4,130	0%	4,392	-6%
Other segment items	(4)	33	—	(9)	—
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$(4,699)	$(4,720)	0%	$(4,841)	2%
Global Brand Divisions primarily represents costs, including product creation and design expenses, that are centrally managed for the NIKE Brand, as well as costs associated with NIKE Direct global digital operations and enterprise technology. Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment.
FISCAL 2025 COMPARED TO FISCAL 2024
Global Brand Divisions' loss before interest and taxes was flat primarily due to lower Operating overhead expense, offset by higher Demand creation expense. Lower Operating overhead expense was primarily due to lower wage-related expenses. Higher Demand creation expense was primarily due to higher brand marketing expense and higher sports marketing expense.
CONVERSE

(Dollars in millions)	FISCAL 2025	FISCAL 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2023	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,457	$1,800	-19%	-19%	$2,155	-16%	-17%
Apparel	80	93	-14%	-14%	90	3%	4%
Equipment	32	37	-14%	-14%	28	32%	34%
Other	123	152	-19%	-20%	154	-1%	-2%
TOTAL REVENUES	$1,692	$2,082	-19%	-18%	$2,427	-14%	-15%
Revenues by:
Sales to Wholesale Customers	$875	$1,098	-20%	-20%	$1,299	-15%	-16%
Sales through Direct to Consumer	694	832	-17%	-17%	974	-15%	-14%
Other(1)	123	152	-19%	-19%	154	-1%	-2%
TOTAL REVENUES	$1,692	$2,082	-19%	-18%	$2,427	-14%	-15%
Cost of sales	868	989	-12%		1,121	-12%
Gross profit	824	1,093	-25%		1,306	-16%
Gross margin	48.7%	52.5%	-380 bps		53.8%	-130 bps
Demand Creation Expense	156	140	11%		138	1%
Operating overhead expense	430	485	-11%		499	-3%
Total selling and administrative expense	586	625	-6%		637	-2%
Other segment items	(2)	(6)	—		(7)	—
EARNINGS BEFORE INTEREST AND TAXES	$240	$474	-49%		$676	-30%
(1)    Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan.

2025 FORM 10-K 42

FISCAL 2025 COMPARED TO FISCAL 2024
•Converse revenues decreased 18% on a currency-neutral basis driven by revenue declines across all territories. Unit sales decreased 12%, while lower ASP reduced revenues by approximately 6 percentage points. Lower ASP per unit primarily reflects higher discounts in direct to consumer.
•Wholesale revenues decreased 20% on a currency-neutral basis, as declines in Western Europe and Asia were partially offset by growth in North America.
•Direct to consumer revenues decreased 17% on a currency-neutral basis due to reduced traffic in all territories and lower ASP due to higher discounts.
Reported EBIT decreased 49% reflecting lower revenues and the following:
•Gross margin contraction of approximately 380 basis points due to lower ASP and higher warehousing and logistics costs, partially offset by lower product costs. Lower ASP primarily reflects higher discounts.
•Demand creation expense increased 11% primarily due to higher brand marketing expense.
•Operating overhead expense decreased 11% primarily due to lower wage-related expenses and lower other administrative costs.
CORPORATE

(Dollars in millions)	FISCAL 2025	FISCAL 2024	% CHANGE	FISCAL 2023	% CHANGE
Revenues	$(97)	$(42)	—	$27	—
Cost of Sales	(66)	(4)	—	562	—
Gross profit	(31)	(38)	—	(535)	—
Demand creation expense	12	14	-14%	34	-59%
Operating overhead expense	2,162	2,746	-21%	2,429	13%
Total selling and administrative expense	2,174	2,760	-21%	2,463	12%
Other segment items	(3)	(179)	—	(158)	—
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$(2,202)	$(2,619)	16%	$(2,840)	8%
Corporate primarily consists of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to our corporate headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; and certain foreign currency gains and losses.
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
FISCAL 2025 COMPARED TO FISCAL 2024
Corporate's loss before interest and taxes decreased $417 million, primarily due to the following:
•a favorable change of $443 million related to restructuring charges in the prior year, $379 million reported as a component of consolidated Operating overhead expense and $64 million reported as a component of consolidated Gross profit;
•a favorable change of $205 million primarily related to lower wage-related expenses and lower other administrative costs, reported as a component of consolidated Operating overhead expense;
•an unfavorable change of $92 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and
•an unfavorable change in net foreign currency gains and losses of $88 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated Gross profit.

2025 FORM 10-K 43

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
2025 FORM 10-K 44

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
TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. In the translation of our Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $419 million for the year ended May 31, 2025. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $97 million for the year ended May 31, 2025.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $188 million on our Income before income taxes for the year ended May 31, 2025.
NET INVESTMENTS IN FOREIGN SUBSIDIARIES
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for as net investment hedges in accordance with U.S. GAAP. There were no outstanding net investment hedges as of May 31, 2025 and 2024. There were no cash flows from net investment hedge settlements for the years ended May 31, 2025, 2024 and 2023.

2025 FORM 10-K 45

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY

(Dollars in millions)	FISCAL 2025	FISCAL 2024	$ CHANGE
Cash provided (used by):
Operating activities	$3,698	$7,429	$(3,731)
Investing activities	(275)	894	(1,169)
Financing activities	(5,820)	(5,888)	68
Effect of exchange rate changes on cash and equivalents	1	(16)	17
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	$(2,396)	$2,419	$(4,815)
Cash provided by operating activities decreased $3,731 million. This was driven by a decrease of $2,228 million in Net income, adjusted for non-cash items, and changes in certain working capital components and other assets and liabilities, which decreased $1,503 million. The change in working capital was impacted by changes to Inventories, primarily due to reduced inventory purchases in the prior year as well as unfavorable changes in standard foreign currency exchange rates in the current year.
Cash used by investing activities increased $1,169 million, from an inflow in fiscal 2024 to an outflow in fiscal 2025, primarily driven by the net change in short-term investments (including sales, maturities and purchases).
Cash used by financing activities decreased $68 million, primarily driven by lower share repurchases, largely offset by a $1.0 billion bond repayment and slightly higher dividend payments.
In fiscal 2025, we purchased a total of 37.6 million shares of NIKE's Class B Common Stock for $3.0 billion (an average price of $78.50 per share) under the four-year, $18 billion share repurchase plan authorized by the Board of Directors in June 2022. As of May 31, 2025, we had repurchased 122.6 million shares at a cost of approximately $12.0 billion (an average price of $98.00 per share) under this program. We have moderated, and intend to continue moderating, share repurchases. The timing and the amount of share repurchases will be dictated by our liquidity, capital needs and operating cash flows. We continue to expect funding of share repurchases from operating cash flows and excess cash.
CAPITAL RESOURCES
On July 21, 2022, we filed a shelf registration statement (the "Shelf") with the U.S. Securities and Exchange Commission (the "SEC") which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 21, 2025, and we plan to file a new shelf registration with the SEC in July 2025.
On March 7, 2025, we entered into a 364-day committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings, with the option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 6, 2026, with an option to extend the maturity date an additional 364 days. This facility replaces the prior $1 billion 364-day credit facility agreement entered into on March 8, 2024, which matured on March 7, 2025. Refer to Note 5 — Short-Term Borrowings and Credit Lines for additional information.
On March 7, 2025, we entered into a five-year committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, with the option to increase borrowings up to $3 billion in total with lender approval. The facility matures on March 7, 2030, with options to extend the maturity date up to an additional two years. This facility replaces the prior $2 billion five-year credit facility agreement entered into on March 11, 2022, which would have matured on March 11, 2027. Refer to Note 5 — Short-Term Borrowings and Credit Lines for additional information.
We currently have long-term debt ratings of A+ and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. As it relates to our committed credit facilities entered into on March 7, 2025, if our long-term debt ratings were to decline, the facility fees and interest rates would increase. Conversely, if our long-term debt ratings were to improve, the facility fees and interest rates would decrease. In July 2025, Standard and Poor's Corporation downgraded our debt rating from AA- to A+, and, as a result, our facility fees and interest rates will increase compared to what they were prior to the downgrade. Refer to Note 5 — Short-Term Borrowings and Credit Lines for additional information. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facilities. Under these facilities, we have agreed to various covenants. These covenants include limits on the disposal of assets and the amount of debt secured by liens we may incur. In the event we were to have any borrowings outstanding under these facilities, failed to meet any covenant and were unable to obtain a waiver from a majority of the banks in the applicable syndicate, any borrowings would become immediately due and payable. As of May 31, 2025, we were in full compliance with each of these covenants, and we believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
2025 FORM 10-K 46

Liquidity is also provided by our $3 billion commercial paper program. As of and for the fiscal years ended May 31, 2025 and 2024, we did not have any borrowings outstanding under our $3 billion program. We may issue commercial paper or other debt securities depending on general corporate needs.
To date, we have not experienced difficulty accessing the capital or credit markets; however, future volatility may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of May 31, 2025, we had Cash and equivalents and Short-term investments totaling $9.2 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of May 31, 2025, the weighted-average days to maturity of our cash equivalents and short-term investments portfolio was 96 days.
We believe that existing Cash and equivalents, Short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs for the next twelve months and beyond.
Our material cash requirements as of May 31, 2025, were as follows:
•Debt Obligations — Refer to Note 5 — Short-Term Borrowings and Credit Lines and Note 6 — Long-Term Debt in the accompanying Notes to the Consolidated Financial Statements for additional information.
•Operating Leases — Refer to Note 17 — Leases in the accompanying Notes to the Consolidated Financial Statements for additional information.
•Endorsement Contracts — As of May 31, 2025, we had endorsement contract obligations, including associated marketing commitments, of $16.2 billion, with $1.6 billion payable within 12 months, primarily representing approximate amounts of base compensation and minimum guaranteed royalty fees we are obligated to pay athlete, public figure, sport team and league endorsers of our products. Actual payments under some contracts may be higher than these amounts as these contracts provide for bonuses to be paid to the endorsers based upon athletic achievements and/or royalties on product sales in future periods. Actual payments under some contracts may also be lower as these contracts include provisions for reduced payments if athletic performance declines in future periods. In addition to the cash payments, we are obligated to furnish our endorsers with NIKE product for their use. It is not possible to determine how much we will spend on this product on an annual basis as the amount of product provided to the endorsers will depend on many factors and the contracts generally do not stipulate a minimum amount of cash to be spent on the product.
•Product Purchase Obligations — As of May 31, 2025, we had product purchase obligations of $7.9 billion, all of which are payable within the next 12 months. Product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and specify all significant terms. We generally order product at least four to five months in advance of sale based primarily on advanced orders received from external wholesale customers and internal orders from our direct to consumer operations. In some cases, prices are subject to change throughout the production process.
•Other Purchase Obligations — As of May 31, 2025, we had $3.1 billion of other purchase obligations, with $1.9 billion payable within the next 12 months. Other purchase obligations primarily include technology investments, construction, service and marketing commitments made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, and may include open purchase orders for non-product purchases.
As of May 31, 2025, we had approximately $260 million in estimated future income tax obligations payable within 12 months related to expected resolution with the Internal Revenue Service of certain U.S. federal income tax matters for fiscal years 2017 through 2019 related to transfer pricing adjustments, research and development credits and other items.
As a part of the transition tax related to the Tax Cuts and Jobs Act, as of May 31, 2025, we had $268 million in estimated future cash payments payable within the next 12 months. These amounts represent the transition tax on deemed repatriation of undistributed earnings of foreign subsidiaries, which are reflected net of foreign tax credits we utilized.
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

2025 FORM 10-K 47

OFF-BALANCE SHEET ARRANGEMENTS
As of May 31, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current and future financial condition, results of operations, liquidity, capital expenditures or capital resources. In connection with various contracts and agreements, we routinely provide indemnification relating to the enforceability of intellectual property rights, coverage for legal issues that arise and other items where we are acting as the guarantor. Currently, we have several such agreements in place. Based on our historical experience and the estimated probability of future loss, we have determined that the fair value of such indemnification is not material to our financial position or results of operations.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 — Summary of Significant Accounting Policies within the accompanying Notes to the Consolidated Financial Statements for recently adopted and issued accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We believe the assumptions and judgments involved in the accounting estimates described below have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting estimates. Management has reviewed and discussed these critical accounting estimates with the Audit & Finance Committee of the Board of Directors.
Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in the preparation of our Consolidated Financial Statements. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. During fiscal 2025, we have not made any material changes to the accounting methodologies used to develop the estimates discussed below.
For a description of our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements, refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.
SALES-RELATED RESERVES
Provisions for anticipated sales returns consist of both contractual return rights and discretionary authorized returns. Provisions for post-invoice sales discounts consist of both contractual programs and discretionary discounts that are expected to be granted at a later date.
Estimates of discretionary authorized returns, discounts and claims are based on (1) historical rates, (2) specific identification of outstanding returns not yet received from customers and outstanding discounts and claims and (3) estimated returns, discounts and claims expected but not yet finalized with customers based on current marketplace needs. Actual returns, discounts and claims in any future period are inherently uncertain and may differ from estimates recorded. If actual or expected future returns, discounts or claims were significantly different than reserves established, a reduction or increase to net revenues would be recorded in the period in which such determination was made. For fiscal 2025, any variances between actual and expected sales-related reserves were not material to reported Revenues.
Refer to Note 14 — Revenues in the accompanying Notes to the Consolidated Financial Statements for additional information.
INVENTORY RESERVES
We make ongoing estimates relating to the net realizable value of inventories based upon our assumptions about future demand, market conditions, existing inventory levels, sales trends and historical experience with similar products. If we estimate the net realizable value of our inventory is less than the cost of the inventory, we record a reserve equal to the difference between the cost of the inventory and the estimated net realizable value. If changes in market conditions result in reductions to the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which such a determination is made.
Refer to Inventory Valuation within Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for additional information.
2025 FORM 10-K 48

HEDGE ACCOUNTING FOR DERIVATIVES
We use derivative contracts to hedge certain anticipated foreign currency and interest rate transactions as well as certain non-functional currency monetary assets and liabilities. When the specific criteria to qualify for hedge accounting has been met, changes in the fair value of contracts hedging probable forecasted future cash flows are recorded in Accumulated other comprehensive income (loss), rather than Net income, until the underlying hedged transaction affects Net income. In most cases, this results in gains and losses on hedge derivatives being released from Accumulated other comprehensive income (loss) into Net income sometime after the maturity of the derivative. One of the criteria for this accounting treatment is that the designated notional value of these derivative contracts should not be in excess of the amount of anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When the amount of anticipated or actual transactions decline below designated hedged levels and it is no longer probable the forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, we reclassify the cumulative change in fair value of the over-hedged portion of the related hedge contract from Accumulated other comprehensive income (loss) to Other (income) expense, net during the quarter in which the decrease occurs. In rare circumstances, the additional period of time may exceed two months due to extenuating circumstances related to the nature of the forecasted transaction that are outside our control or influence.
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

2025 FORM 10-K 49

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
The timing for hedging exposures, as well as the type and duration of the hedge instruments employed, are guided by our hedging policies and determined based upon the nature of the exposure and prevailing market conditions. Typically, the Company may enter into hedge contracts starting 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The majority of derivatives outstanding as of May 31, 2025, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Chinese Yuan/U.S. Dollar, British Pound/Euro, and Japanese Yen/U.S. Dollar currency pairs. Refer to Note 12 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional information.
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
The estimated maximum one-day loss in fair value on our foreign currency sensitive derivative financial instruments, derived using the VaR model, was $107 million and $57 million as of May 31, 2025 and 2024, respectively. The VaR increased year-over-year as a result of an increase in foreign currency volatilities as well as increased trade volumes as of May 31, 2025. Such a hypothetical loss in the fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $200 million and $180 million during fiscal 2025 and fiscal 2024, respectively.
2025 FORM 10-K 50

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
Details of third-party debt and interest rate swaps are provided in the table below. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The weighted average variable interest rates for the fixed rate swapped to variable rate swaps reflect the effective interest rates at May 31, 2025.

	EXPECTED MATURITY DATE YEAR ENDING MAY 31,
(Dollars in millions)	2026	2027	2028	2029	2030	THEREAFTER	TOTAL	FAIR VALUE
Interest Rate Risk
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$—	$2,000	$—	$—	$1,500	$4,500	$8,000	$6,673
Average interest rate	0.0%	2.6%	0.0%	0.0%	2.9%	3.5%	3.1%
Interest Rate Swaps — Fixed rate swapped to variable rate
Notional amount	$—	$—	$—	$—	$—	$2,400	$2,400	$21
Average fixed interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	3.6%	3.6%
Average variable interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	3.8%	3.8%

2025 FORM 10-K 51

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
2025 FORM 10-K 52

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2025.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the Consolidated Financial Statements and (2) the effectiveness of our internal control over financial reporting as of May 31, 2025, as stated in their report herein.

Elliott Hill	Matthew Friend
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

2025 FORM 10-K 53

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NIKE, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NIKE, Inc. and its subsidiaries (the "Company") as of May 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended May 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
2025 FORM 10-K 54

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
Accounting for Income Taxes
As described in Notes 1 and 7 to the consolidated financial statements, the Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. As disclosed by management, the determination of the provision for income taxes by management requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Furthermore, as part of determining its provision for income taxes, management evaluates the probability a tax position will be effectively sustained and the appropriateness of the amount recognized for uncertain tax positions based on factors including changes in facts or circumstances, changes in tax law, settled audit issues and new audit activity. The Company recognizes a tax benefit from uncertain tax positions in the consolidated financial statements only when it is more likely than not the position will be sustained upon examination by relevant tax authorities. The majority of the total gross unrecognized tax benefits are long-term in nature and included within deferred income taxes and other liabilities on the consolidated balance sheets. The Company recorded income tax expense of $666 million for the year ended May 31, 2025. As of May 31, 2025, total gross unrecognized tax benefits, excluding related interest and penalties, were $1,026 million, of which $738 million would affect the Company's effective tax rate if recognized in future periods.
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

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
July 17, 2025
We have served as the Company's auditor since 1974.

2025 FORM 10-K 55

NIKE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED MAY 31,
(In millions, except per share data)	2025	2024	2023
Revenues	$46,309	$51,362	$51,217
Cost of sales	26,519	28,475	28,925
Gross profit	19,790	22,887	22,292
Demand creation expense	4,689	4,285	4,060
Operating overhead expense	11,399	12,291	12,317
Total selling and administrative expense	16,088	16,576	16,377
Interest expense (income), net	(107)	(161)	(6)
Other (income) expense, net	(76)	(228)	(280)
Income before income taxes	3,885	6,700	6,201
Income tax expense	666	1,000	1,131
NET INCOME	$3,219	$5,700	$5,070
Earnings per common share:
Basic	$2.17	$3.76	$3.27
Diluted	$2.16	$3.73	$3.23
Weighted average common shares outstanding:
Basic	1,484.9	1,517.6	1,551.6
Diluted	1,487.6	1,529.7	1,569.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.
2025 FORM 10-K 56

NIKE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED MAY 31,
(Dollars in millions)	2025	2024	2023
Net income	$3,219	$5,700	$5,070
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	142	(3)	267
Change in net gains (losses) on cash flow hedges	(454)	(184)	(348)
Change in net gains (losses) on other	1	9	(6)
Total other comprehensive income (loss), net of tax	(311)	(178)	(87)
TOTAL COMPREHENSIVE INCOME	$2,908	$5,522	$4,983
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2025 FORM 10-K 57

NIKE, INC.
CONSOLIDATED BALANCE SHEETS

	MAY 31,
(In millions)	2025	2024
ASSETS
Current assets:
Cash and equivalents	$7,464	$9,860
Short-term investments	1,687	1,722
Accounts receivable, net	4,717	4,427
Inventories	7,489	7,519
Prepaid expenses and other current assets	2,005	1,854
Total current assets	23,362	25,382
Property, plant and equipment, net	4,828	5,000
Operating lease right-of-use assets, net	2,712	2,718
Identifiable intangible assets, net	259	259
Goodwill	240	240
Deferred income taxes and other assets	5,178	4,511
TOTAL ASSETS	$36,579	$38,110
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,000
Notes payable	5	6
Accounts payable	3,479	2,851
Current portion of operating lease liabilities	502	477
Accrued liabilities	5,911	5,725
Income taxes payable	669	534
Total current liabilities	10,566	10,593
Long-term debt	7,961	7,903
Operating lease liabilities	2,550	2,566
Deferred income taxes and other liabilities	2,289	2,618
Commitments and contingencies (Note 16)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 290 and 298 shares outstanding	—	—
Class B — 1,186 and 1,205 shares outstanding	3	3
Capital in excess of stated value	14,195	13,409
Accumulated other comprehensive income (loss)	(258)	53
Retained earnings (deficit)	(727)	965
Total shareholders' equity	13,213	14,430
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$36,579	$38,110
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.
2025 FORM 10-K 58

NIKE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED MAY 31,
(Dollars in millions)	2025	2024	2023
Cash provided (used) by operations:
Net income	$3,219	$5,700	$5,070
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	775	796	703
Deferred income taxes	(288)	(497)	(117)
Stock-based compensation	709	804	755
Impairment and other	33	48	156
Net foreign currency adjustments	37	(138)	(213)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(257)	(329)	489
(Increase) decrease in inventories	120	908	(133)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(224)	(260)	(644)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(426)	397	(225)
Cash provided (used) by operations	3,698	7,429	5,841
Cash provided (used) by investing activities:
Purchases of short-term investments	(3,234)	(4,767)	(6,059)
Maturities of short-term investments	319	2,269	3,356
Sales of short-term investments	3,062	4,219	4,184
Additions to property, plant and equipment	(430)	(812)	(969)
Other investing activities	8	(15)	52
Cash provided (used) by investing activities	(275)	894	564
Cash provided (used) by financing activities:
Increase (decrease) in notes payable, net	(1)	—	(4)
Repayment of borrowings	(1,000)	—	(500)
Proceeds from exercise of stock options and other stock issuances	551	667	651
Repurchase of common stock	(2,985)	(4,250)	(5,480)
Dividends — common and preferred	(2,300)	(2,169)	(2,012)
Other financing activities	(85)	(136)	(102)
Cash provided (used) by financing activities	(5,820)	(5,888)	(7,447)
Effect of exchange rate changes on cash and equivalents	1	(16)	(91)
Net increase (decrease) in cash and equivalents	(2,396)	2,419	(1,133)
Cash and equivalents, beginning of year	9,860	7,441	8,574
CASH AND EQUIVALENTS, END OF YEAR	$7,464	$9,860	$7,441
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$389	$381	$347
Income taxes	1,226	1,299	1,517
Non-cash additions to property, plant and equipment	184	160	211
Dividends declared and not paid	593	558	524
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2025 FORM 10-K 59

NIKE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2022	305	$—	1,266	$3	$11,484	$318	$3,476	$15,281
Stock options exercised			8		421			421
Conversion to Class B Common Stock	—		—					—
Repurchase of Class B Common Stock			(51)		(378)		(5,131)	(5,509)
Dividends on common stock ($1.325 per share) and preferred stock ($0.10 per share)							(2,059)	(2,059)
Issuance of shares to employees, net of shares withheld for employee taxes			4		130		2	132
Stock-based compensation					755			755
Net income							5,070	5,070
Other comprehensive income (loss)						(87)		(87)
Balance at May 31, 2023	305	$—	1,227	$3	$12,412	$231	$1,358	$14,004
Stock options exercised			7		432			432
Conversion to Class B Common Stock	(7)		7					—
Repurchase of Class B Common Stock			(41)		(347)		(3,907)	(4,254)
Dividends on common stock ($1.450 per share) and preferred stock ($0.10 per share)							(2,203)	(2,203)
Issuance of shares to employees, net of shares withheld for employee taxes			5		108		17	125
Stock-based compensation					804			804
Net income							5,700	5,700
Other comprehensive income (loss)						(178)		(178)
Balance at May 31, 2024	298	$—	1,205	$3	$13,409	$53	$965	$14,430
Stock options exercised			6		315			315
Conversion to Class B Common Stock	(8)		8					—
Repurchase of Class B Common Stock			(38)		(342)		(2,613)	(2,955)
Dividends on common stock ($1.570 per share) and preferred stock ($0.10 per share)							(2,337)	(2,337)
Issuance of shares to employees, net of shares withheld for employee taxes			5		104		39	143
Stock-based compensation					709			709
Net income							3,219	3,219
Other comprehensive income (loss)						(311)		(311)
Balance at May 31, 2025	290	$—	1,186	$3	$14,195	$(258)	$(727)	$13,213
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2025 FORM 10-K 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2025 FORM 10-K 61

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
Control is transferred to wholesale customers upon shipment or upon receipt depending on the country of the sale and the arrangement with the customer. Control transfers to retail store customers at the time of sale and to substantially all digital commerce customers upon shipment. The transaction price is determined based upon the invoiced sales price, less anticipated sales returns, discounts and claims from customers. Payment terms for wholesale transactions depend on the agreement with the customer, which may be governed by the country of sale, and payment is generally required within 90 days or less of shipment to or receipt by the wholesale customer. Payment is due at the time of sale for retail store and digital commerce transactions.
Consideration for trademark licensing contracts is earned through sales-based or usage-based royalty arrangements, and the associated revenues are recognized over the license period as earned.
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
SALES-RELATED RESERVES
Consideration promised in the Company's contracts with customers is variable due to anticipated reductions, such as sales returns, discounts and claims from customers. The Company estimates the most likely amount it will be entitled to receive and records an anticipated reduction against Revenues, with an offsetting increase to Accrued liabilities at the time revenues are recognized. The related estimated cost of inventory for product returns is recorded as a reduction to Cost of sales with an offsetting increase to Prepaid expenses and other current assets.
The provision for anticipated sales returns consists of both contractual return rights and discretionary authorized returns. Provisions for post-invoice sales discounts consist of both contractual programs and discretionary discounts that are expected to be granted at a later date.
2025 FORM 10-K 62

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
COST OF SALES
Cost of sales consists primarily of inventory costs, as well as warehousing costs (including the cost of warehouse labor), shipping and handling costs, third-party royalties, certain foreign currency hedge gains and losses and product design costs.
DEMAND CREATION EXPENSE
Demand creation expense consists of brand marketing expense and sports marketing expense.
Brand marketing expense includes advertising and promotion costs such as production and media costs, digital marketing expense, brand events and retail brand presentation costs. Advertising production costs are expensed the first time an advertisement is run. Advertising media costs are expensed when the advertisement appears. Costs related to brand events are expensed when the event occurs. Costs related to retail brand presentation are expensed when the presentation is complete and delivered.
Sports marketing expense includes expenses related to endorsement contracts, complimentary product and sports marketing events. A significant amount of the Company's promotional expenses result from payments under endorsement contracts. In general, endorsement payments are expensed on a straight-line basis over the term of the contract. However, certain contracts contain elements that may be accounted for differently based upon the facts and circumstances of each individual contract. Prepayments made under contracts are included in Prepaid expenses and other current assets or Deferred income taxes and other assets depending on the period to which the prepayment applies.
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
Total Demand creation expense was $4,689 million, $4,285 million and $4,060 million for the years ended May 31, 2025, 2024 and 2023, respectively. Prepaid demand creation expenses totaled $1,333 million and $814 million at May 31, 2025 and 2024, respectively, of which $498 million and $420 million, respectively, were recorded in Prepaid expenses and other current assets, and $835 million and $394 million, respectively, were recorded in Deferred income taxes and other assets.
OPERATING OVERHEAD EXPENSE
Operating overhead expense consists primarily of wage and benefit-related expenses and other administrative expenses, such as research and development costs, bad debt expense, rent, depreciation and amortization and costs related to professional services, certain technology investments, meetings and travel.

2025 FORM 10-K 63

CASH AND EQUIVALENTS
Cash and equivalents represent cash and short-term, highly liquid investments, that are both readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates, with maturities three months or less at the date of purchase.
SHORT-TERM INVESTMENTS
Short-term investments consist of highly liquid investments with maturities over three months at the date of purchase. At May 31, 2025 and 2024, Short-term investments consisted of available-for-sale debt securities, which are recorded at fair value with unrealized gains and losses reported, net of tax, in Accumulated other comprehensive income (loss), unless unrealized losses are determined to be unrecoverable. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale debt securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and, therefore, classifies all securities with maturity dates beyond three months at the date of purchase as current assets within Short-term investments on the Consolidated Balance Sheets.
Refer to Note 4 — Fair Value Measurements for more information on the Company's Short-term investments.
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE
Accounts receivable, net consist primarily of amounts due from customers. The Company makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for expected losses resulting from the inability of its customers to make required payments. In addition to judgments about the creditworthiness of significant customers based on ongoing credit evaluations, the Company considers historical levels of credit losses, as well as macroeconomic and industry trends to determine the amount of the allowance. The allowance for uncollectible accounts receivable was $27 million and $35 million as of May 31, 2025 and 2024, respectively.
INVENTORY VALUATION
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
If the net realizable value of inventory is estimated to be less than the cost of the inventory, a reserve is recorded equal to the difference between the cost of the inventory and the estimated net realizable value. This reserve is recorded as a charge to Cost of sales. As of May 31, 2025, the Company's inventory reserve was $233 million compared to $155 million as of May 31, 2024.
PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION
Property, plant and equipment are recorded at cost. Depreciation is determined on a straight-line basis for land improvements, buildings and leasehold improvements over 2 to 40 years and for machinery and equipment over 2 to 15 years.
Depreciation of assets used in manufacturing, warehousing and product distribution are recorded in Cost of sales. Depreciation of all other assets are recorded in Operating overhead expense.
SOFTWARE DEVELOPMENT COSTS
Expenditures for major software purchases and software developed for internal use are capitalized and amortized over 2 to 12 years on a straight-line basis, once ready for their intended use. The Company's policy provides for the capitalization of external direct costs associated with developing or obtaining internal use computer software. The Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.
2025 FORM 10-K 64

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
There were no impairment losses for the year ended May 31, 2025, and an immaterial amount of accumulated impairment losses as of May 31, 2024.
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

2025 FORM 10-K 65

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
ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
The Company uses derivative financial instruments to reduce its exposure to changes in foreign currency exchange rates and interest rates. All derivatives are recorded at fair value on the Consolidated Balance Sheets and changes in the fair value of derivative financial instruments are either recognized in Accumulated other comprehensive income (loss), Long-term debt or Net income depending on the nature of the underlying exposure, whether the derivative is formally designated as a hedge and, if designated, the extent to which the hedge is effective. The Company classifies the cash flows at settlement from derivatives in the same category as the cash flows from the related hedged items. For undesignated hedges, designated cash flow hedges and fair value hedges, this is primarily within the Cash provided (used) by operations component of the Consolidated Statements of Cash Flows. For designated net investment hedges, this is within the Cash provided (used) by investing activities component of the Consolidated Statements of Cash Flows.
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
2025 FORM 10-K 66

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
Refer to Note 10 — Earnings Per Share for further discussion.
RECENT ACCOUNTING PRONOUNCEMENTS
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The Company adopted this ASU for fiscal 2025 and the related disclosures are included in Note 15 — Segment Information. The amendments were effective for the Company's annual periods beginning June 1, 2024, and interim periods beginning June 1, 2025 and have been applied retrospectively to all prior periods presented in the financial statements.
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

2025 FORM 10-K 67

NOTE 2 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net included the following:

	MAY 31,
(Dollars in millions)	2025	2024
Land and improvements	$334	$329
Buildings	3,510	3,439
Machinery and equipment	2,954	3,123
Internal-use software	1,693	1,807
Leasehold improvements	2,037	2,023
Construction in process	404	193
Total property, plant and equipment, gross	10,932	10,914
Less accumulated depreciation and amortization	6,104	5,914
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,828	$5,000
Capitalized interest was not material for the fiscal years ended May 31, 2025, 2024 and 2023.

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	MAY 31,
(Dollars in millions)	2025	2024
Sales-related reserves	$1,834	$1,282
Compensation and benefits, excluding taxes	1,245	1,291
Dividends payable	598	563
Endorsement compensation	481	578
Other	1,753	2,011
TOTAL ACCRUED LIABILITIES	$5,911	$5,725
2025 FORM 10-K 68

NOTE 4 — FAIR VALUE MEASUREMENTS
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of May 31, 2025 and 2024, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	MAY 31, 2025
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,221	$1,221	$—
Level 1:
U.S. Treasury securities	1,046	—	1,046
Level 2:
Commercial paper and bonds	675	45	630
Money market funds	5,902	5,902	—
Time deposits	297	295	2
U.S. Agency securities	10	1	9
Total Level 2	6,884	6,243	641
TOTAL	$9,151	$7,464	$1,687

	MAY 31, 2024
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,222	$1,222	$—
Level 1:
U.S. Treasury securities	1,175	155	1,020
Level 2:
Commercial paper and bonds	591	17	574
Money market funds	8,119	8,119	—
Time deposits	440	347	93
U.S. Agency securities	35	—	35
Total Level 2	9,185	8,483	702
TOTAL	$11,582	$9,860	$1,722
As of May 31, 2025, the Company held $776 million of available-for-sale debt securities with maturity dates within one year and $911 million with maturity dates over one year and less than five years in Short-term investments on the Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $404 million, $430 million and $297 million for the years ended May 31, 2025, 2024 and 2023, respectively.
The Company records the assets and liabilities of its derivative financial instruments on a gross basis on the Consolidated Balance Sheets. The Company's derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. Any amounts of cash collateral received related to these instruments associated with the Company's credit-related contingent features are recorded in Cash and equivalents and Accrued liabilities, the latter of which would further offset against the Company's derivative asset balance. Any amounts of cash collateral posted related to these instruments associated with the Company's credit-related contingent features are recorded in Prepaid expenses and other current assets, which would further offset against the Company's derivative liability balance. Cash collateral received or posted related to the Company's credit-related contingent features is presented in the Cash provided (used) by operations component of the Consolidated Statements of Cash Flows. The Company does not recognize amounts of non-cash collateral received, such as securities, on the Consolidated Balance Sheets. For additional information related to credit risk, refer to Note 12 — Risk Management and Derivatives.
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

2025 FORM 10-K 69

	MAY 31, 2025
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$107	$85	$22	$368	$226	$142
Interest rate swaps(1)	24	—	24	3	—	3
TOTAL	$131	$85	$46	$371	$226	$145
(1)If the foreign exchange and interest rate swap derivative instruments had been netted on the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $131 million as of May 31, 2025. As of that date, the Company posted $166 million cash collateral to various counterparties on the derivative liability balance and no amount of collateral was received from counterparties on the derivative asset balance.

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
On March 7, 2025, the Company entered into a 364-day committed credit facility agreement with a syndicate of banks, which provides for up to $1 billion of borrowings, with an option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 6, 2026, with an option to extend the maturity date an additional 364 days. This facility replaces the prior $1 billion 364-day credit facility agreement entered into on March 8, 2024, which matured on March 7, 2025. In July 2025, Standard and Poor's Corporation downgraded the Company's senior unsecured debt rating from AA- to A+. Based on the Company's current long-term senior unsecured debt ratings of A+ and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing Term Secured Overnight Financing Rate ("Term SOFR") for the applicable interest period plus 0.725%. The facility fee is 0.04% of the total undrawn commitment.
On March 7, 2025, the Company entered into a five-year committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, with the option to increase borrowings up to $3 billion in total with lender approval. The facility matures on March 7, 2030, with options to extend the maturity date up to an additional two years. This facility replaces the prior $2 billion five-year credit facility agreement entered into on March 11, 2022, which would have matured on March 11, 2027. In July 2025, Standard and Poor's Corporation downgraded the Company's senior unsecured debt rating from AA- to A+. Based on the Company's current long-term senior unsecured debt ratings of A+ and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing Term SOFR for the applicable interest period plus 0.725%. The facility fee is 0.05% of the total undrawn commitment.
As of and for the periods ended May 31, 2025 and 2024, no amounts were outstanding under any of the Company's committed credit facilities.
2025 FORM 10-K 70

NOTE 6 — LONG-TERM DEBT
Long-term debt, net of unamortized premiums, discounts, debt issuance costs, and interest rate swap fair value adjustments comprises the following:

				BOOK VALUE OUTSTANDING AS OF MAY 31,
Scheduled Maturity (Dollars in millions)	ORIGINAL PRINCIPAL	INTEREST RATE	INTEREST PAYMENTS	2025	2024
Corporate Term Debt:(1)(2)
March 27, 2025	1,000	2.40%	Semi-Annually	$—	$999
November 1, 2026	1,000	2.38%	Semi-Annually	999	998
March 27, 2027	1,000	2.75%	Semi-Annually	999	998
March 27, 2030	1,500	2.85%	Semi-Annually	1,495	1,494
March 27, 2040(3)	1,000	3.25%	Semi-Annually	993	966
May 1, 2043(3)	500	3.63%	Semi-Annually	502	488
November 1, 2045(3)	1,000	3.88%	Semi-Annually	997	986
November 1, 2046	500	3.38%	Semi-Annually	493	492
March 27, 2050	1,500	3.38%	Semi-Annually	1,483	1,482
Total				7,961	8,903
Less Current Portion of Long-Term Debt				—	1,000
TOTAL LONG-TERM DEBT				$7,961	$7,903
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
(3)The Company entered into interest rate swap agreements pursuant to which the Company receives fixed interest payments at the same rate as the term debt and pays variable interest payments based on SOFR plus a fixed spread. At May 31, 2025, the notional amount outstanding of these swaps was $2.4 billion and had interest rates payable that ranged from 3.6% to 4.5%. These swaps mature during fiscal 2034 and 2035.
The scheduled maturity of Long-term debt in each of the years ending May 31, 2026 through 2030, is $0 million, $2,000 million, $0 million, $0 million and $1,500 million, respectively, at face value.
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts, debt issuance costs, and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt, including the current portion but excluding interest rate swap fair value adjustments, was approximately $6,673 million and $7,631 million as of May 31, 2025 and 2024, respectively.

2025 FORM 10-K 71

NOTE 7 — INCOME TAXES
Income before income taxes is as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2025	2024	2023
Income before income taxes:
United States	$3,220	$5,588	$4,663
Foreign	665	1,112	1,538
TOTAL INCOME BEFORE INCOME TAXES	$3,885	$6,700	$6,201
The provision for income taxes is as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2025	2024	2023
Current:
United States
Federal	$358	$782	$430
State	121	201	184
Foreign	475	514	634
Total Current	954	1,497	1,248
Deferred:
United States
Federal	(135)	(422)	(162)
State	(12)	(61)	(25)
Foreign	(141)	(14)	70
Total Deferred	(288)	(497)	(117)
TOTAL INCOME TAX EXPENSE	$666	$1,000	$1,131
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	YEAR ENDED MAY 31,
	2025	2024	2023
Federal income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.0%	1.4%	1.5%
Foreign earnings	1.1%	-2.5%	1.7%
U.S. tax regulations - foreign currency losses	-3.4%	0.0%	0.0%
Foreign-derived intangible income benefit	-5.3%	-4.8%	-6.1%
Stock-based compensation	1.5%	-0.5%	-1.1%
Income tax audits and contingency reserves	2.7%	1.8%	1.0%
U.S. research and development tax credit	-2.1%	-2.1%	-1.2%
Other, net	-0.4%	0.6%	1.4%
EFFECTIVE INCOME TAX RATE	17.1%	14.9%	18.2%
The increase in the Company's effective tax rate for the fiscal year ended May 31, 2025 compared to the fiscal year ended May 31, 2024 was primarily due to changes in the Company's earnings mix, decreased benefits from stock-based compensation and one-time benefits recognized in fiscal 2024 including the impact of temporary relief provided by the Internal Revenue Service ("IRS") relating to U.S. foreign tax credit regulations. These impacts were partially offset by a one-time, non-cash deferred tax benefit recognized in the third quarter of fiscal 2025 provided by U.S. tax regulations. On December 10, 2024, the U.S. Department of Treasury published final regulations related to Internal Revenue Code (IRC) Section 987 foreign currency gains and losses derived from translation of the operations, assets and liabilities of non-US qualified business units. While these regulations are effective for the Company beginning June 1, 2025, they require computation of a pre-transition foreign currency gain or loss to be included in the determination of future taxable income or loss. Based on the Company’s analysis of the regulations and recognition of temporary differences impacting U.S. taxation of foreign earnings under Subpart F of the Internal
2025 FORM 10-K 72

Revenue Code, the Company recognized a non-cash deferred income tax benefit of $133 million in the third quarter of fiscal 2025 related to pre-transition foreign currency losses.
The decrease in the Company's effective tax rate for the fiscal year ended May 31, 2024 compared to the fiscal year ended May 31, 2023 was primarily due to changes in the Company's earning mix and one-time benefits including the impact of temporary relief provided by the IRS relating to U.S. foreign tax credit regulations. On July 21, 2023, the IRS issued Notice 2023-55 which specifically delayed the application of certain U.S. foreign tax credit regulations that had previously limited the Company's ability to claim credits on certain foreign taxes for the fiscal year ended May 31, 2023. As a result of this new guidance, the Company recognized a one-time tax benefit related to fiscal 2023 tax positions in the first three months of fiscal 2024.
The Organization for Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Inclusive Framework") have put forth Pillar Two proposals that ensure a minimal level of taxation. Several countries in which the Company operates, including several European Union member states, have adopted domestic legislation to implement the Inclusive Framework's global corporate minimum tax rate of fifteen percent. This legislation became effective for the Company beginning June 1, 2024. Based on the Company's analysis of Pillar Two provisions, these tax law changes did not have a material impact on the Company's financial statements for fiscal 2025.
Deferred income tax assets and liabilities comprise the following as of:

	MAY 31,
(Dollars in millions)	2025	2024
Deferred tax assets:
Inventories	$98	$69
Sales return reserves	205	125
Deferred compensation	387	347
Stock-based compensation	285	290
Reserves and accrued liabilities	143	113
Operating lease liabilities	458	474
Intangibles	217	236
Capitalized research and development expenditures	923	878
Net operating loss carry-forwards	75	21
Subpart F deferred tax	315	409
Other	212	214
Total deferred tax assets	3,318	3,176
Valuation allowance	(51)	(29)
Total deferred tax assets after valuation allowance	3,267	3,147
Deferred tax liabilities:
Foreign withholding tax on undistributed earnings of foreign subsidiaries	(119)	(131)
Property, plant and equipment	(225)	(290)
Right-of-use assets	(377)	(397)
Other	(4)	(9)
Total deferred tax liabilities	(725)	(827)
NET DEFERRED TAX ASSET (1)	$2,542	$2,320
(1)Of the total $2,542 million net deferred tax asset for the period ended May 31, 2025, $2,668 million was included within Deferred income taxes and other assets and $(126) million was included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets. Of the total $2,320 million net deferred tax asset for the period ended May 31, 2024, $2,465 million was included within Deferred income taxes and other assets and $(145) million was included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
Deferred tax assets as of May 31, 2025 and 2024, were reduced by a valuation allowance provided for U.S. capital loss carryforwards and on tax benefits generated by certain entities with operating losses.
The Company has available pre-tax effected domestic and foreign loss carry-forwards of $261 million as of May 31, 2025. If not utilized, $135 million of losses will expire in the periods between fiscal 2028 and 2044. Approximately $126 million of losses do not expire.

2025 FORM 10-K 73

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning fiscal 2026. The Company is evaluating the future impact of these tax law changes on its financial statements.
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits as of:

	MAY 31,
(Dollars in millions)	2025	2024	2023
Unrecognized tax benefits, beginning of the period	$990	$936	$848
Gross increases related to prior period tax positions	11	35	95
Gross decreases related to prior period tax positions	(10)	(13)	(17)
Gross increases related to current period tax positions	81	77	50
Settlements	(5)	(22)	(18)
Lapse of statute of limitations	(45)	(24)	(7)
Changes due to currency translation	4	1	(15)
UNRECOGNIZED TAX BENEFITS, END OF THE PERIOD	$1,026	$990	$936
As of May 31, 2025, total gross unrecognized tax benefits, excluding related interest and penalties, were $1,026 million, of which $738 million would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits were long-term in nature and were included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
The Company recognizes interest and penalties related to income tax matters in Income tax expense. As of May 31, 2025 and 2024, accrued interest and penalties related to uncertain tax positions were $376 million and $332 million, respectively (excluding federal benefit) and were included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
As of May 31, 2024, long-term income taxes payable unrelated to unrecognized tax benefits were $266 million and were included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets. As of May 31, 2025 these amounts were included within Income taxes payable on the Consolidated Balance Sheets.
The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. The Company is currently under audit by the U.S. IRS for fiscal years 2017 through 2019. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments. In certain major foreign jurisdictions, tax years after 2011 remain subject to examination.
Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $249 million within the next 12 months primarily as a result of the expected resolution with the IRS of certain U.S. federal income tax matters for fiscal years 2017 through 2019 related to transfer pricing adjustments, research and development credits and other items.
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
A portion of the Company's foreign operations benefit from a tax holiday, which is set to expire in 2031. This tax holiday may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The tax benefit attributable to this tax holiday, before taking into consideration other U.S. indirect tax provisions, was $271 million, $338 million and $263 million for the fiscal years ended May 31, 2025, 2024 and 2023, respectively. The benefit of the tax holiday on diluted earnings per common share, before taking into consideration other U.S. indirect tax provisions, was $0.18, $0.22 and $0.17 for the fiscal years ended May 31, 2025, 2024 and 2023, respectively.
2025 FORM 10-K 74

NOTE 8 — REDEEMABLE PREFERRED STOCK
Sojitz America is the sole owner of the Company's authorized redeemable preferred stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31, and no dividends may be declared or paid on the common stock of the Company unless dividends on the redeemable preferred stock have been declared and paid in full. There have been no changes in the redeemable preferred stock in the fiscal years ended May 31, 2025, 2024 and 2023. As the holder of the redeemable preferred stock, Sojitz America does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries; on merger, consolidation, liquidation or dissolution of the Company; or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States. The redeemable preferred stock has been fully issued to Sojitz America and is not blank check preferred stock. The Company's articles of incorporation do not permit the issuance of additional preferred stock.

NOTE 9 — COMMON STOCK AND STOCK-BASED COMPENSATION
COMMON STOCK
The authorized number of shares of Class A Common Stock, no par value, and Class B Common Stock, no par value, are 400 million and 2,400 million, respectively. Each share of Class A Common Stock is convertible into one share of Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors. There are no differences in the dividend and liquidation preferences or participation rights of the holders of Class A and Class B Common Stock. From time to time, the Company's Board of Directors authorizes share repurchase programs for the repurchase of Class B Common Stock. The value of repurchased shares is deducted from Total shareholders' equity through allocation to Capital in excess of stated value and Retained earnings (deficit).
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
The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	YEAR ENDED MAY 31,
(Dollars in millions)	2025	2024	2023
Stock options(1)	$292	$336	$311
ESPPs	69	69	72
Restricted stock and restricted stock units(1)(2)	348	399	372
TOTAL STOCK-BASED COMPENSATION EXPENSE	$709	$804	$755
(1)Expense for stock options includes the expense associated with stock appreciation rights.
(2)For the fiscal years ended May 31, 2025, 2024 and 2023, expense for restricted stock units includes an immaterial amount of expense for PSUs.

2025 FORM 10-K 75

STOCK OPTIONS
The weighted average fair value per share of stock options granted during the fiscal years ended May 31, 2025, 2024 and 2023, computed as of the grant date using the Black-Scholes pricing model, was $25.90, $32.78 and $31.31, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	YEAR ENDED MAY 31,
	2025	2024	2023
Dividend yield	1.6%	1.2%	0.9%
Expected volatility	31.1%	29.3%	27.1%
Weighted average expected life (in years)	6.0	5.8	5.8
Risk-free interest rate	3.8%	4.3%	3.3%
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
The following summarizes the stock option transactions under the plan discussed above:

	SHARES(1)	WEIGHTED AVERAGE OPTION PRICE
	(In millions)
Options outstanding as of May 31, 2024	73.7	$98.10
Exercised	(5.4)	58.50
Forfeited	(6.5)	101.93
Granted	13.3	83.20
Options outstanding as of May 31, 2025	75.1	$97.99
(1)Includes stock appreciation rights transactions.
Options exercisable as of May 31, 2025 were 49.8 million and had a weighted average option price of $98.00 per share. The aggregate intrinsic value for options outstanding and exercisable as of May 31, 2025 was $20 million and $20 million, respectively. The total intrinsic value of the options exercised during the years ended May 31, 2025, 2024 and 2023 was $120 million, $305 million and $438 million, respectively. The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the options. The weighted average contractual life remaining for options outstanding and options exercisable as of May 31, 2025 was 5.4 years and 3.9 years, respectively. As of May 31, 2025, the Company had $400 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.4 years.
EMPLOYEE STOCK PURCHASE PLANS
In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under ESPPs. Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Employees purchased 3.6 million, 3.1 million and 3.0 million shares during each of the fiscal years ended May 31, 2025, 2024 and 2023, respectively.
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
The following summarizes the restricted stock and restricted stock units transactions under the plan discussed above:
2025 FORM 10-K 76

	SHARES(1)	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
	(In millions)
Nonvested as of May 31, 2024	9.1	$117.52
Vested	(3.3)	116.76
Forfeited	(1.7)	105.68
Granted	6.6	82.32
Nonvested as of May 31, 2025	10.7	$94.29
(1) Includes an immaterial amount of PSU transactions
The weighted average fair value per share of restricted stock and restricted stock units granted for the fiscal years ended May 31, 2025, 2024 and 2023, computed as of the grant date, was $82.32, $103.13 and $115.56, respectively. During the fiscal years ended May 31, 2025, 2024 and 2023, the aggregate fair value of vested restricted stock and restricted stock units was $221 million, $340 million and $250 million, respectively, computed as of the date of vesting.
As of May 31, 2025, the Company had $631 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.5 years.

NOTE 10 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share exclude restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an estimated additional 75.5 million, 41.0 million and 31.7 million shares of common stock outstanding for the fiscal years ended May 31, 2025, 2024 and 2023, respectively, because the awards were assumed to be anti-dilutive.

	YEAR ENDED MAY 31,
(In millions, except per share data)	2025	2024	2023
Net income available to common stockholders	$3,219	$5,700	$5,070
Determination of shares:
Weighted average common shares outstanding	1,484.9	1,517.6	1,551.6
Assumed conversion of dilutive stock options and awards	2.7	12.1	18.2
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,487.6	1,529.7	1,569.8
Earnings per common share:
Basic	$2.17	$3.76	$3.27
Diluted	$2.16	$3.73	$3.23

NOTE 11 — BENEFIT PLANS
The Company has a qualified 401(k) Savings and Profit Sharing Plan, in which all U.S. employees are able to participate. The Company matches a portion of employee contributions to the savings plan. Company contributions to the savings plan were $151 million, $153 million and $136 million and included in Cost of sales or Operating overhead expense, as applicable, for the fiscal years ended May 31, 2025, 2024 and 2023, respectively.
The Company allows certain highly compensated employees and non-employee directors of the Company to defer compensation under a nonqualified deferred compensation plan. A rabbi trust was established to fund the Company's nonqualified deferred compensation plan obligation. The assets in the rabbi trust of approximately $1,123 million and $1,037 million as of May 31, 2025 and 2024, respectively, primarily consist of company owned life insurance policies recorded at their cash surrender value and are classified in Deferred income taxes and other assets on the Consolidated Balance Sheets. Deferred compensation plan liabilities were $1,102 million and $1,063 million as of May 31, 2025 and 2024, respectively, and primarily classified in Deferred income taxes and other liabilities on the Consolidated Balance Sheets.

2025 FORM 10-K 77

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
The majority of derivatives outstanding as of May 31, 2025, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Chinese Yuan/U.S. Dollar, British Pound/Euro, and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following tables present the fair values of derivative instruments included within the Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	MAY 31,
(Dollars in millions)		2025	2024
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$75	$269
Foreign exchange forwards and options	Deferred income taxes and other assets	22	44
Interest rate swaps	Deferred income taxes and other assets	24	—
Total derivatives formally designated as hedging instruments		121	313
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	10	30
Total derivatives not designated as hedging instruments		10	30
TOTAL DERIVATIVE ASSETS		$131	$343

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	MAY 31,
(Dollars in millions)		2025	2024
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$216	$110
Foreign exchange forwards and options	Deferred income taxes and other liabilities	142	5
Interest rate swaps	Deferred income taxes and other liabilities	3	31
Total derivatives formally designated as hedging instruments		361	146
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	10	5
Total derivatives not designated as hedging instruments		10	5
TOTAL DERIVATIVE LIABILITIES		$371	$151
2025 FORM 10-K 78

The following tables present the amounts affecting the Consolidated Statements of Income for the years ended May 31, 2025, 2024 and 2023:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)			AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	YEAR ENDED MAY 31,			LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	YEAR ENDED MAY 31,
	2025	2024	2023		2025	2024	2023
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(67)	$(66)	$16	Revenues	$(93)	$(24)	$26
Foreign exchange forwards and options	(55)	231	305	Cost of sales	295	294	581
Foreign exchange forwards and options	1	3	(1)	Demand creation expense	1	2	(5)
Foreign exchange forwards and options	(6)	102	207	Other (income) expense, net	145	204	338
Interest rate swaps(2)	—	—	—	Interest expense (income), net	(8)	(8)	(8)
TOTAL DESIGNATED CASH FLOW HEDGES	$(127)	$270	$527		$340	$468	$932
(1)For the fiscal years ended May 31, 2025, 2024, and 2023, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES			LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	YEAR ENDED MAY 31,
(Dollars in millions)	2025	2024	2023
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options and embedded derivatives	$2	$24	$28	Other (income) expense, net
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

2025 FORM 10-K 79

exposure for the NTC. (2) Other NIKE entities purchase product directly from third-party factories in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.
The Company's policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $18.4 billion and $16.2 billion as of May 31, 2025 and 2024, respectively.
As of May 31, 2025, approximately $24 million of deferred net losses (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of May 31, 2025, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 30 months.
FAIR VALUE HEDGES
The Company is exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps which are designated as fair value hedges of the related long-term debt. Changes in the fair values of the interest rate swaps are recorded in Long-term debt or Current portion of long-term debt. The total notional amount of outstanding interest rate swaps designated as fair value hedges was $2.4 billion and $1.8 billion as of May 31, 2025 and 2024, respectively.
UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Consolidated Balance Sheets. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the remeasurement gain or loss from the hedged balance sheet position. The total notional amount of outstanding undesignated derivative instruments was $4.0 billion and $4.4 billion as of May 31, 2025 and 2024, respectively.
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
The Company's derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties' creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the fair value of outstanding derivatives per counterparty. For certain counterparties, collateral would only be posted for the fair value of outstanding derivatives per counterparty greater than $50 million. Additionally, for those counterparties, a certain level of decline in credit rating of either the Company or the counterparty could trigger collateral requirements. As of May 31, 2025, the Company was in compliance with all credit risk-related contingent features. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 4 — Fair Value Measurements.
2025 FORM 10-K 80

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2024	$(256)	$247	$115	$(53)	$53
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications	142	(132)	—	(5)	5
Reclassifications to net income of previously deferred (gains) losses(2)	—	(322)	—	6	(316)
Total other comprehensive income (loss)	142	(454)	—	1	(311)
Balance at May 31, 2025	$(114)	$(207)	$115	$(52)	$(258)
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Reclassifications to net income of previously deferred (gains) losses are recorded within Other (income) expense, net for foreign currency translation adjustment, net investment hedges, and other.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2023	$(253)	$431	$115	$(62)	$231
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications	(4)	239	—	15	250
Reclassifications to net income of previously deferred (gains) losses(2)	1	(423)	—	(6)	(428)
Total other comprehensive income (loss)	(3)	(184)	—	9	(178)
Balance at May 31, 2024	$(256)	$247	$115	$(53)	$53
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Reclassifications to net income of previously deferred (gains) losses are recorded within Other (income) expense, net for foreign currency translation adjustment, net investment hedges, and other.
For additional information related to the Company's cash flow hedges refer to Note 12 — Risk Management and Derivatives.

2025 FORM 10-K 81

NOTE 14 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues disaggregated by reportable operating segment, major product line and distribution channel:

	YEAR ENDED MAY 31, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$12,684	$7,569	$4,805	$4,452	$—	$29,510	$1,457	$—	$30,967
Apparel	5,837	3,971	1,616	1,541	—	12,965	80	—	13,045
Equipment	1,051	717	165	258	—	2,191	32	—	2,223
Other	—	—	—	—	48	48	123	(97)	74
TOTAL REVENUES	$19,572	$12,257	$6,586	$6,251	$48	$44,714	$1,692	$(97)	$46,309
Revenues by:
Sales to Wholesale Customers	$10,484	$8,022	$3,699	$3,678	$—	$25,883	$875	$—	$26,758
Sales through Direct to Consumer	9,088	4,235	2,887	2,573	—	18,783	694	—	19,477
Other	—	—	—	—	48	48	123	(97)	74
TOTAL REVENUES	$19,572	$12,257	$6,586	$6,251	$48	$44,714	$1,692	$(97)	$46,309

	YEAR ENDED MAY 31, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$14,537	$8,473	$5,552	$4,865	$—	$33,427	$1,800	$—	$35,227
Apparel	5,953	4,380	1,828	1,614	—	13,775	93	—	13,868
Equipment	906	754	165	250	—	2,075	37	—	2,112
Other	—	—	—	—	45	45	152	(42)	155
TOTAL REVENUES	$21,396	$13,607	$7,545	$6,729	$45	$49,322	$2,082	$(42)	$51,362
Revenues by:
Sales to Wholesale Customers	$11,004	$8,562	$4,262	$3,930	$—	$27,758	$1,098	$—	$28,856
Sales through Direct to Consumer	10,392	5,045	3,283	2,799	—	21,519	832	—	22,351
Other	—	—	—	—	45	45	152	(42)	155
TOTAL REVENUES	$21,396	$13,607	$7,545	$6,729	$45	$49,322	$2,082	$(42)	$51,362

2025 FORM 10-K 82

	YEAR ENDED MAY 31, 2023
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$14,897	$8,260	$5,435	$4,543	$—	$33,135	$2,155	$—	$35,290
Apparel	5,947	4,566	1,666	1,664	—	13,843	90	—	13,933
Equipment	764	592	147	224	—	1,727	28	—	1,755
Other	—	—	—	—	58	58	154	27	239
TOTAL REVENUES	$21,608	$13,418	$7,248	$6,431	$58	$48,763	$2,427	$27	$51,217
Revenues by:
Sales to Wholesale Customers	$11,273	$8,522	$3,866	$3,736	$—	$27,397	$1,299	$—	$28,696
Sales through Direct to Consumer	10,335	4,896	3,382	2,695	—	21,308	974	—	22,282
Other	—	—	—	—	58	58	154	27	239
TOTAL REVENUES	$21,608	$13,418	$7,248	$6,431	$58	$48,763	$2,427	$27	$51,217
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
As of May 31, 2025 and 2024, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Consolidated Balance Sheets.
SALES-RELATED RESERVES
As of May 31, 2025 and 2024, the Company's sales-related reserve balance, which includes returns, post-invoice sales discounts and claims, was $1,834 million and $1,282 million, respectively, recorded in Accrued liabilities on the Consolidated Balance Sheets. As of May 31, 2025 and 2024, the Company's sales returns reserve balance, included within sales-related reserves, was $1,277 million and $799 million, respectively. The related estimated cost of inventory for expected product returns was $528 million and $331 million as of May 31, 2025 and 2024, respectively, and was recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets.

2025 FORM 10-K 83

NOTE 15 — SEGMENT INFORMATION
The Company's reportable operating segments reflect the structure of the Company's internal organization and the financial information the Chief Operating Decision Maker ("CODM"), the Company's Chief Executive Officer, regularly reviews to assess Company performance and allocate resources. The CODM evaluates the performance of the Company's segments and allocates resources based on earnings before interest and taxes ("EBIT"), which represents Net income before Interest expense (income), net and Income tax expense in the Consolidated Statements of Income.
The Company's segments are defined as follows:
NIKE BRAND
The NIKE Brand reportable segments are: North America; Europe, Middle East & Africa ("EMEA"); Greater China; and Asia Pacific & Latin America ("APLA"), and include results for the NIKE and Jordan brands. Each NIKE Brand segment represents a geographic region operating predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment.
Global Brand Divisions is included within the NIKE Brand for presentation purposes to align with the way management views the Company. Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment. Global Brand Divisions primarily represents costs, including product creation and design expenses, that are centrally managed for the NIKE Brand, as well as costs associated with NIKE Direct global digital operations and enterprise technology.
CONVERSE
Converse operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories.
CORPORATE
Corporate consists primarily of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to the Company's headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; and certain foreign currency gains and losses, including certain hedge gains and losses.
As part of the Company's centrally managed foreign exchange risk management program, standard foreign currency rates are assigned twice per year to each NIKE Brand entity in the Company's geographic segments and to Converse. Inventories and Cost of sales for geographic segments and Converse reflect the use of these standard rates to recognize non-functional currency product purchases in the entity's functional currency. Differences between these standard rates and actual market rates are included in Corporate, together with foreign currency hedge gains and losses and other conversion gains and losses.
2025 FORM 10-K 84

	YEAR ENDED MAY 31, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$19,572	$12,257	$6,586	$6,251	$48	$44,714	$1,692	$(97)	$46,309
Cost of Sales	11,056	6,967	3,558	3,502	634	25,717	868	(66)	26,519
Gross profit	8,516	5,290	3,028	2,749	(586)	18,997	824	(31)	19,790
Demand creation expense	1,633	1,222	529	421	716	4,521	156	12	4,689
Operating overhead expense	2,150	1,479	973	804	3,401	8,807	430	2,162	11,399
Total selling and administrative expense	3,783	2,701	1,502	1,225	4,117	13,328	586	2,174	16,088
Other segment items(1)	(2)	14	(76)	(3)	(4)	(71)	(2)	(3)	(76)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$4,735	$2,575	$1,602	$1,527	$(4,699)	$5,740	$240	$(2,202)
Interest expense (income), net									(107)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$3,885
Supplemental information:
Depreciation and amortization(2)	$157	143	49	50	237	636	14	125	$775
Inventories	$3,198	2,042	951	905	148	7,244	272	(27)	$7,489
(1)At the NIKE Brand segments and Converse, other segment items consist of unusual or non-operating transactions that occur outside the normal course of business. At Corporate, this also includes foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments.
(2)The amounts of depreciation and amortization disclosed by segment are included within Cost of sales and Operating overhead expense, as applicable.

	YEAR ENDED MAY 31, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$21,396	$13,607	$7,545	$6,729	$45	$49,322	$2,082	$(42)	$51,362
Cost of Sales	11,899	7,589	3,761	3,639	602	27,490	989	(4)	28,475
Gross profit	9,497	6,018	3,784	3,090	(557)	21,832	1,093	(38)	22,887
Demand creation expense	1,495	1,114	519	407	596	4,131	140	14	4,285
Operating overhead expense	2,189	1,517	1,019	801	3,534	9,060	485	2,746	12,291
Total selling and administrative expense	3,684	2,631	1,538	1,208	4,130	13,191	625	2,760	16,576
Other segment items(1)	(9)	(1)	(63)	(3)	33	(43)	(6)	(179)	(228)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$5,822	$3,388	$2,309	$1,885	$(4,720)	$8,684	$474	$(2,619)
Interest expense (income), net									(161)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$6,700
Supplemental information:
Depreciation and amortization(2)	$152	146	56	51	236	641	17	138	$796
Inventories	$3,134	2,028	1,070	810	166	7,208	296	15	$7,519
(1)At the NIKE Brand segments and Converse, other segment items consist of unusual or non-operating transactions that occur outside the normal course of business. At Corporate, this also includes foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments.
(2)The amounts of depreciation and amortization disclosed by segment are included within Cost of sales and Operating overhead expense, as applicable.

2025 FORM 10-K 85

	YEAR ENDED MAY 31, 2023
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$21,608	$13,418	$7,248	$6,431	$58	$48,763	$2,427	$27	$51,217
Cost of Sales	12,497	7,340	3,552	3,337	516	27,242	1,121	562	28,925
Gross profit	9,111	6,078	3,696	3,094	(458)	21,521	1,306	(535)	22,292
Demand creation expense	1,455	1,050	499	373	511	3,888	138	34	4,060
Operating overhead expense	2,207	1,500	1,012	789	3,881	9,389	499	2,429	12,317
Total selling and administrative expense	3,662	2,550	1,511	1,162	4,392	13,277	637	2,463	16,377
Other segment items(1)	(5)	(3)	(98)	—	(9)	(115)	(7)	(158)	(280)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$5,454	$3,531	$2,283	$1,932	$(4,841)	$8,359	$676	$(2,840)
Interest expense (income), net									(6)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$6,201
Supplemental information:
Depreciation and amortization(2)	$128	120	54	42	211	555	17	131	$703
Inventories	$3,806	2,167	973	894	232	8,072	305	77	$8,454
(1)At the NIKE Brand segments and Converse, other segment items consist of unusual or non-operating transactions that occur outside the normal course of business. At Corporate, this also includes foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments.
(2)The amounts of depreciation and amortization by segment are included within Cost of sales and Operating overhead expense, as applicable.
REVENUES AND LONG-LIVED ASSETS BY GEOGRAPHIC AREA
After allocation of revenues for Global Brand Divisions, Converse and Corporate to geographical areas based on the location where the sales originated, revenues by geographical area are similar to that as reported above for the NIKE Brand operating segments with the exception of the United States. Revenues derived in the United States were $19,725 million, $21,551 million and $22,007 million for the fiscal years ended May 31, 2025, 2024 and 2023, respectively.
The Company's largest concentrations of long-lived assets primarily consist of the Company's corporate headquarters, retail locations and distribution facilities in the United States, China and the United Kingdom, as well as distribution facilities in Belgium. Long-lived assets attributable to operations in these countries, which consist of property, plant and equipment, net and operating lease ROU assets, net, were as follows:

	MAY 31,
(Dollars in millions)	2025	2024
United States	$4,467	$4,837
Belgium	774	757
China	488	501
United Kingdom	422	324
Other	1,389	1,299
TOTAL LONG-LIVED ASSETS	$7,540	$7,718

2025 FORM 10-K 86

NOTE 16 — COMMITMENTS AND CONTINGENCIES
As of May 31, 2025 and 2024, the Company had bank guarantees and letters of credit outstanding totaling $884 million and $768 million, respectively, issued primarily for real estate agreements, self-insurance programs, other general business obligations and legal matters.
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

NOTE 17 — LEASES
Lease expense is recognized in Cost of sales or Operating overhead expense within the Consolidated Statements of Income, based on the underlying nature of the leased asset. For the fiscal years ended May 31, 2025, 2024 and 2023, lease expense primarily consisted of operating lease costs of $663 million, $618 million and $585 million, respectively, as well as $432 million, $433 million and $403 million, respectively, primarily related to variable lease costs. As of and for the fiscal years ended May 31, 2025 and 2024 and 2023, finance leases were not a material component of the Company's lease portfolio.
The undiscounted cash flows for future maturities of the Company's operating lease liabilities and the reconciliation to the Operating lease liabilities recognized in the Company's Consolidated Balance Sheets are as follows:

(Dollars in millions)	AS OF MAY 31, 2025(1)
Fiscal 2026	$565
Fiscal 2027	575
Fiscal 2028	487
Fiscal 2029	437
Fiscal 2030	389
Thereafter	885
Total undiscounted future cash flows related to lease payments	$3,338
Less interest	286
PRESENT VALUE OF LEASE LIABILITIES	$3,052
(1)Excludes $482 million as of May 31, 2025, of future operating lease payments for lease agreements signed but not yet commenced.

2025 FORM 10-K 87

The following table includes supplemental information used to calculate the present value of Operating lease liabilities:

	AS OF MAY 31,
	2025	2024
Weighted-average remaining lease term (in years)	6.6	6.9
Weighted-average discount rate	3.1%	2.9%
The following table includes supplemental cash and non-cash information related to operating leases:

	YEAR ENDED MAY 31,
(Dollars in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$647	$613	$575
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$607	$458	$602

NOTE 18 — RESTRUCTURING
During the third quarter of fiscal 2024, management streamlined the organization which resulted in a net reduction in the Company's global workforce. In fiscal 2024, the Company recognized pre-tax restructuring charges of $443 million, primarily associated with $392 million related to employee severance costs and $51 million related to accelerated stock-based compensation expense. Of the $443 million pre-tax restructuring charges, $379 million was classified in Operating overhead expense and $64 million was classified in Cost of sales. The related cash payments during fiscal 2024 were $123 million. As of May 31, 2024, restructuring charges of $267 million were reflected within Accrued liabilities on the Consolidated Balance Sheets.
As of the second quarter of fiscal 2025, the fiscal 2024 restructuring was substantially complete and there was an immaterial amount of restructuring charges recognized in fiscal 2025. The Company made cash payments of $247 million during fiscal 2025, and the remaining immaterial amounts are to be settled in fiscal 2026.

NOTE 19 — SUPPLIER FINANCE PROGRAMS
Certain financial institutions offer voluntary supplier finance programs facilitated through a third-party platform that provide participating suppliers the option to finance valid payment obligations from the Company. The Company is not a party to agreements negotiated between participating suppliers and third-party financial institutions. The Company's obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in these programs and the Company does not provide guarantees to third parties in connection with these programs. As of May 31, 2025 and May 31, 2024, the Company had $1,101 million and $840 million, respectively, of outstanding supplier obligations confirmed as valid under these programs. These amounts are included within Accounts payable on the Consolidated Balance Sheets.

(Dollars in millions)
Confirmed obligations outstanding as of May 31, 2024	$840
Invoices confirmed during the year	11,741
Confirmed invoices paid during the year	(11,480)
Confirmed obligations outstanding as of May 31, 2025	$1,101

2025 FORM 10-K 88

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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2025.
"Management's Annual Report on Internal Control Over Financial Reporting" is included in Item 8 of this Annual Report.
There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended May 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

2025 FORM 10-K 89

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K regarding directors is included under "Corporate Governance — NIKE, Inc. Board of Directors" in the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under "Information about our Executive Officers" in Item 1 of this Annual Report. The information required by Item 406 of Regulation S-K is included under "Corporate Governance — Code of Conduct" in the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit & Finance Committee of the Board of Directors is included under "Corporate Governance — Board Structure and Responsibilities — Board Committees" in the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 408(b)(1) of Regulation S-K regarding our insider trading policies is included under "Additional Information — Insider Trading Arrangements and Policies" in the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K regarding executive compensation is included under "Corporate Governance — Director Compensation for Fiscal 2025," "Executive Compensation — Compensation Discussion and Analysis," "Executive Compensation — Executive Compensation Tables," and "Additional Information — Compensation Committee Interlocks and Insider Participation," in the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 201(d) of Regulation S-K is included under "Executive Compensation — Executive Compensation Tables — Equity Compensation Plan Information" in the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 403 of Regulation S-K is included under "Stock Ownership Information — Stock Holdings of Certain Owners and Management" in the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is included under "Additional Information — Transactions with Related Persons" and "Corporate Governance — NIKE, Inc. Board of Directors — Director Independence" in the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is included under "Audit Matters — Ratification of Appointment of Independent Registered Public Accounting Firm" in the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
2025 FORM 10-K 90

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:
		FORM 10-K PAGE NO.
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	54
	Consolidated Statements of Income for each of the three years ended May 31, 2025, May 31, 2024, and May 31, 2023	56
	Consolidated Statements of Comprehensive Income for each of the three years ended May 31, 2025, May 31, 2024, and May 31, 2023	57
	Consolidated Balance Sheets at May 31, 2025 and May 31, 2024	58
	Consolidated Statements of Cash Flows for each of the three years ended May 31, 2025, May 31, 2024, and May 31, 2023	59
	Consolidated Statements of Shareholders' Equity for each of the three years ended May 31, 2025, May 31, 2024, and May 31, 2023	60
	Notes to Consolidated Financial Statements	61

2	Financial Statement Schedule:
	All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

4.7	Description of Securities.
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

2025 FORM 10-K 91

10.6
Amended and Restated Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated July 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 24, 2008).*

10.7
Form of Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and its executive officers (other than Mark Parker, Elliott Hill, and John Donahoe II) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 18, 2020).*

10.8	NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 23, 2015).*
10.9	Form of Discretionary Performance Award Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2018).*
10.10	Offer Letter between NIKE, Inc. and John J. Donahoe II (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 22, 2019).*
10.11
Form of Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and John J. Donahoe II (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed October 22, 2019).*

10.12	Form of Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 22, 2019).*
10.13	Letter Agreement between NIKE, Inc. and Mark G. Parker (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed October 22, 2019).*
10.14	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.15	Form of Non-Statutory Stock Option Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.16	Form of Restricted Stock Unit Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.17	NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 18, 2020).*
10.18
Form of Performance-Based Restricted Stock Unit Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2021).*

10.19
Five Year Credit Agreement dated as of March 7, 2025, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, and the other Banks named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 10, 2025).

10.20	NIKE, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2023).*
10.21
364-Day Credit Agreement dated as of March 7, 2025, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, and the other Banks named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 10, 2025).

10.22
Form of Stock Option Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2024).*

10.23
Form of Restricted Stock Unit Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2024).*

10.24
Form of Performance-Based Restricted Stock Unit Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2024).*

10.25
Offer Letter, dated September 19, 2024, between NIKE, Inc. and Elliott Hill (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2024).*

10.26
Covenant Not to Compete and Non-Disclosure Agreement, dated September 19, 2024, between NIKE, Inc. and Elliott Hill (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2024).*

10.27
Letter Agreement, dated September 19, 2024, between NIKE, Inc. and John J. Donahoe II (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2024).*

10.28	Letter Agreement, dated May 1, 2025, between NIKE, Inc. and Heidi O'Neill.*
19.1	NIKE, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2024).
19.2	NIKE, Inc. Blackout and Pre-clearance Policy (incorporated by reference to Exhibit 19.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2024).
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (included within this Annual Report on Form 10-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32†	Section 1350 Certifications.
2025 FORM 10-K 92

97	NIKE, Inc. Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2024).*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
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

2025 FORM 10-K 93

ITEM 16. FORM 10-K SUMMARY
None.
2025 FORM 10-K 94

Consent of Independent Registered Public Accounting Firm
We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-266267) and Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-117059, 333-133360, 333-164248, 333-171647, 333-173727, 333-208900, 333-215439, 333-266269 and 333-273358) of NIKE, Inc. of our report dated July 17, 2025 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.
/s/ PricewaterhouseCoopers LLP
Portland, Oregon
July 17, 2025

2025 FORM 10-K 95

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.
By:	/s/ ELLIOTT HILL Elliott Hill President and Chief Executive Officer
Date:	July 17, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
/s/ ELLIOTT HILL Elliott Hill	President and Chief Executive Officer	July 17, 2025
PRINCIPAL FINANCIAL OFFICER:
/s/ MATTHEW FRIEND Matthew Friend	Executive Vice President and Chief Financial Officer	July 17, 2025
PRINCIPAL ACCOUNTING OFFICER:
/s/ JOHANNA NIELSEN Johanna Nielsen	Vice President, Chief Accounting Officer	July 17, 2025
DIRECTORS:
/s/ MARK PARKER Mark Parker	Director, Chairman of the Board	July 17, 2025
/s/ CATHLEEN BENKO Cathleen Benko	Director	July 17, 2025
/s/ TIMOTHY COOK Timothy Cook	Director	July 17, 2025
/s/ THASUNDA DUCKETT Thasunda Duckett	Director	July 17, 2025
/s/ MÓNICA GIL Mónica Gil	Director	July 17, 2025
/s/ MARIA HENRY Maria Henry	Director	July 17, 2025
/s/ PETER HENRY Peter Henry	Director	July 17, 2025
/s/ TRAVIS KNIGHT Travis Knight	Director	July 17, 2025
/s/ MICHELLE PELUSO Michelle Peluso	Director	July 17, 2025
/s/ JOHN ROGERS, JR. John Rogers, Jr.	Director	July 17, 2025
/s/ ROBERT SWAN Robert Swan	Director	July 17, 2025

2025 FORM 10-K 96