Form 10-Q
period 2025-08-31
NIKE, Inc.
filed 2025-10-01
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of September 24, 2025, the number of shares of the Registrant's Common Stock outstanding were:
Class A	288,887,752
Class B	1,189,313,611
1,478,201,363

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED AUGUST 31,
(In millions, except per share data)	2025	2024
Revenues	$11,720	$11,589
Cost of sales	6,777	6,332
Gross profit	4,943	5,257
Demand creation expense	1,188	1,226
Operating overhead expense	2,828	2,822
Total selling and administrative expense	4,016	4,048
Interest expense (income), net	(18)	(43)
Other (income) expense, net	23	(55)
Income before income taxes	922	1,307
Income tax expense	195	256
NET INCOME	$727	$1,051
Earnings per common share:
Basic	$0.49	$0.70
Diluted	$0.49	$0.70
Weighted average common shares outstanding:
Basic	1,476.6	1,497.7
Diluted	1,479.0	1,502.0
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024
Net income	$727	$1,051
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	134	138
Change in net gains (losses) on cash flow hedges	(186)	(227)
Change in net gains (losses) on other	2	9
Total other comprehensive income (loss), net of tax	(50)	(80)
TOTAL COMPREHENSIVE INCOME	$677	$971
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	AUGUST 31,	MAY 31,
(In millions)	2025	2025
ASSETS
Current assets:
Cash and equivalents	$7,024	$7,464
Short-term investments	1,551	1,687
Accounts receivable, net	4,962	4,717
Inventories	8,114	7,489
Prepaid expenses and other current assets	2,247	2,005
Total current assets	23,898	23,362
Property, plant and equipment, net	4,861	4,828
Operating lease right-of-use assets, net	2,727	2,712
Identifiable intangible assets, net	259	259
Goodwill	240	240
Deferred income taxes and other assets	5,349	5,178
TOTAL ASSETS	$37,334	$36,579
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	4	5
Accounts payable	3,772	3,479
Current portion of operating lease liabilities	506	502
Accrued liabilities	5,923	5,911
Income taxes payable	706	669
Total current liabilities	10,911	10,566
Long-term debt	7,996	7,961
Operating lease liabilities	2,555	2,550
Deferred income taxes and other liabilities	2,404	2,289
Commitments and contingencies (Note 11)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 289 and 290 shares outstanding	—	—
Class B — 1,188 and 1,186 shares outstanding	3	3
Capital in excess of stated value	14,473	14,195
Accumulated other comprehensive income (loss)	(308)	(258)
Retained earnings (deficit)	(700)	(727)
Total shareholders' equity	13,468	13,213
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,334	$36,579
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024
Cash provided (used) by operations:
Net income	$727	$1,051
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	190	188
Deferred income taxes	(25)	(53)
Stock-based compensation	185	183
Impairment and other	8	(4)
Net foreign currency adjustments	34	(7)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(215)	(312)
(Increase) decrease in inventories	(610)	(679)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(165)	(265)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	93	292
Cash provided (used) by operations	222	394
Cash provided (used) by investing activities:
Purchases of short-term investments	(355)	(968)
Maturities of short-term investments	209	144
Sales of short-term investments	294	778
Additions to property, plant and equipment	(207)	(120)
Cash provided (used) by investing activities	(59)	(166)
Cash provided (used) by financing activities:
Increase (decrease) in notes payable, net	(1)	6
Proceeds from exercise of stock options and other stock issuances	127	131
Repurchase of common stock	(126)	(1,184)
Dividends — common and preferred	(591)	(558)
Other financing activities	(7)	(17)
Cash provided (used) by financing activities	(598)	(1,622)
Effect of exchange rate changes on cash and equivalents	(5)	19
Net increase (decrease) in cash and equivalents	(440)	(1,375)
Cash and equivalents, beginning of period	7,464	9,860
CASH AND EQUIVALENTS, END OF PERIOD	$7,024	$8,485
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$101	$48
Dividends declared and not paid	594	554
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2025	290	$—	1,186	$3	$14,195	$(258)	$(727)	$13,213
Stock options exercised			3		126			126
Conversion to Class B Common Stock	(1)		1					—
Repurchase of Class B Common Stock			(2)		(17)		(106)	(123)
Dividends on common stock ($0.40 per share) and preferred stock ($0.10 per share)							(594)	(594)
Issuance of shares to employees, net of shares withheld for employee taxes					(16)			(16)
Stock-based compensation					185			185
Net income							727	727
Other comprehensive income (loss)						(50)		(50)
Balance at August 31, 2025	289	$—	1,188	$3	$14,473	$(308)	$(700)	$13,468

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2024	298	$—	1,205	$3	$13,409	$53	$965	$14,430
Stock options exercised			3		124			124
Repurchase of Class B Common Stock			(15)		(132)		(1,061)	(1,193)
Dividends on common stock ($0.37 per share) and preferred stock ($0.10 per share)							(554)	(554)
Issuance of shares to employees, net of shares withheld for employee taxes					(27)		10	(17)
Stock-based compensation					183			183
Net income							1,051	1,051
Other comprehensive income (loss)						(80)		(80)
Balance at August 31, 2024	298	$—	1,193	$3	$13,557	$(27)	$411	$13,944
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company" or "NIKE") and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2025, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2025 (the "Annual Report"). The results of operations for the three months ended August 31, 2025, are not necessarily indicative of results for the entire fiscal year.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company's annual periods beginning June 1, 2025 and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.
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

NOTE 2 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	AUGUST 31,	MAY 31,
(Dollars in millions)	2025	2025
Sales-related reserves	$1,788	$1,834
Compensation and benefits, excluding taxes	1,244	1,245
Dividends payable	599	598
Other	2,292	2,234
TOTAL ACCRUED LIABILITIES	$5,923	$5,911

NOTE 3 — FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives, equity securities and available-for-sale debt securities.
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of August 31, 2025 and May 31, 2025, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	AUGUST 31, 2025
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,409	$1,409	$—
Level 1:
U.S. Treasury securities	897	—	897
Level 2:
Commercial paper and bonds	672	35	637
Money market funds	5,309	5,309	—
Time deposits	271	271	—
U.S. Agency securities	17	—	17
Total Level 2	6,269	5,615	654
TOTAL	$8,575	$7,024	$1,551

	MAY 31, 2025
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,221	$1,221	$—
Level 1:
U.S. Treasury securities	1,046	—	1,046
Level 2:
Commercial paper and bonds	675	45	630
Money market funds	5,902	5,902	—
Time deposits	297	295	2
U.S. Agency securities	10	1	9
Total Level 2	6,884	6,243	641
TOTAL	$9,151	$7,464	$1,687
As of August 31, 2025, the Company held $582 million of available-for-sale debt securities with maturity dates within one year and $969 million with maturity dates greater than one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest expense (income), net was interest income related to the Company's investment portfolio of $83 million and $120 million for the three months ended August 31, 2025 and 2024, respectively.

The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	AUGUST 31, 2025
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$133	$107	$26	$518	$348	$170
Interest rate swaps(1)	55	—	55	—	—	—
TOTAL	$188	$107	$81	$518	$348	$170
(1)If the foreign exchange and interest rate swap derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $188 million as of August 31, 2025. As of that date, the Company posted $175 million cash collateral to various counterparties on the derivative liability balance and no amount of collateral was received from counterparties on the derivative asset balance.

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
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts, debt issuance costs and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt, excluding interest rate swap fair value adjustments, was approximately $6,794 million at August 31, 2025 and $6,673 million at May 31, 2025.

NOTE 4 — INCOME TAXES
The effective tax rate was 21.1% and 19.6% for the three months ended August 31, 2025 and 2024, respectively. The increase in the Company's effective tax rate was primarily due to decreased benefits from stock-based compensation.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions were effective for NIKE beginning June 1, 2025. Based on the Company's current analysis of the provisions, the Company does not expect these tax law changes to have a material impact on the Company's financial statements; however, the Company will continue to evaluate their impact as further information becomes available.
As of August 31, 2025, total gross unrecognized tax benefits, excluding related interest and penalties, were $1,021 million, $748 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2025, total gross unrecognized tax benefits, excluding related interest and penalties, were $1,026 million. As of August 31, 2025 and May 31, 2025, accrued interest and penalties related to uncertain tax positions were $392 million and $376 million, respectively, (excluding federal benefit) and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service ("IRS") for fiscal years 2017 through 2023. The Company has closed all U.S. federal income tax matters through fiscal year 2016, with the exception of certain transfer pricing adjustments. In certain major foreign jurisdictions, tax years after 2014 remain subject to examination.
Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $228 million within the next 12 months primarily as a result of the expected resolution with the IRS of certain U.S. federal income tax matters for fiscal years 2017 through 2019 related to transfer pricing adjustments, research and development credits and other items.
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

NOTE 5 — STOCK-BASED COMPENSATION
STOCK-BASED COMPENSATION
The NIKE, Inc. Stock Incentive Plan (the "Stock Incentive Plan") provides for the issuance of up to 843 million previously unissued shares of Class B Common Stock in connection with equity awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights and stock awards, including restricted stock and restricted stock units. Restricted stock units include both time-vesting restricted stock units as well as performance-based restricted stock units ("PSUs"). In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under employee stock purchase plans ("ESPPs").
The following table summarizes the Company's total stock-based compensation expense recognized within Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024
Stock options(1)	$76	$71
ESPPs	15	13
Restricted stock and restricted stock units(2)	94	99
TOTAL STOCK-BASED COMPENSATION EXPENSE	$185	$183
(1)Expense for stock options includes the expense associated with stock appreciation rights.
(2)Expense for restricted stock units includes an immaterial amount of expense for PSUs.
STOCK OPTIONS
As of August 31, 2025, the Company had $309 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized within Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.4 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
As of August 31, 2025, the Company had $522 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized within Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.3 years.

NOTE 6 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share exclude restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an estimated additional 68.3 million and 61.1 million shares of common stock outstanding for the three months ended August 31, 2025 and 2024, respectively, because the awards were assumed to be anti-dilutive.

	THREE MONTHS ENDED AUGUST 31,
(In millions, except per share data)	2025	2024
Net income available to common stockholders	$727	$1,051
Determination of shares:
Weighted average common shares outstanding	1,476.6	1,497.7
Assumed conversion of dilutive stock options and awards	2.4	4.3
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,479.0	1,502.0
Earnings per common share:
Basic	$0.49	$0.70
Diluted	$0.49	$0.70

NOTE 7 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the three months ended August 31, 2025, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report.
The majority of derivatives outstanding as of August 31, 2025, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Chinese Yuan/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	AUGUST 31,	MAY 31,
(Dollars in millions)		2025	2025
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$95	$75
Foreign exchange forwards and options	Deferred income taxes and other assets	26	22
Interest rate swaps	Deferred income taxes and other assets	55	24
Total derivatives formally designated as hedging instruments		176	121
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	12	10
Total derivatives not designated as hedging instruments		12	10
TOTAL DERIVATIVE ASSETS		$188	$131

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	AUGUST 31,	MAY 31,
(Dollars in millions)		2025	2025
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$339	$216
Foreign exchange forwards and options	Deferred income taxes and other liabilities	170	142
Interest rate swaps	Deferred income taxes and other liabilities	—	3
Total derivatives formally designated as hedging instruments		509	361
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	9	10
Total derivatives not designated as hedging instruments		9	10
TOTAL DERIVATIVE LIABILITIES		$518	$371

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED AUGUST 31,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED AUGUST 31,
	2025	2024		2025	2024
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$43	$(44)	Revenues	$(7)	$(21)
Foreign exchange forwards and options	(153)	(98)	Cost of sales	50	70
Foreign exchange forwards and options	(48)	(29)	Other (income) expense, net	(14)	30
Interest rate swaps(2)	—	—	Interest expense (income), net	(2)	(2)
TOTAL DESIGNATED CASH FLOW HEDGES	$(158)	$(171)		$27	$77
(1)For the three months ended August 31, 2025 and 2024, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest expense (income), net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES		LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$17	$—	Other (income) expense, net
CASH FLOW HEDGES
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $18.5 billion and $18.4 billion as of August 31, 2025 and May 31, 2025, respectively. Approximately $183 million of deferred net losses (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of August 31, 2025, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of August 31, 2025, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 33 months.
FAIR VALUE HEDGES
The total notional amount of outstanding interest rate swap contracts designated as fair value hedges was $2.4 billion as of August 31, 2025 and May 31, 2025.
UNDESIGNATED DERIVATIVE INSTRUMENTS
The total notional amount of outstanding undesignated derivative instruments was $4.1 billion and $4.0 billion as of August 31, 2025 and May 31, 2025, respectively.
CREDIT RISK
As of August 31, 2025, the Company was in compliance with all credit risk-related contingent features and considers the impact of the risk of counterparty default to be immaterial. For additional information related to the Company's derivative financial instruments and collateral, refer to Note 3 — Fair Value Measurements.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2025	$(114)	$(207)	$115	$(52)	$(258)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	134	(155)	—	2	(19)
Reclassifications to net income of previously deferred (gains) losses(2)(3)	—	(31)	—	—	(31)
Total other comprehensive income (loss)	134	(186)	—	2	(50)
Balance at August 31, 2025	$20	$(393)	$115	$(50)	$(308)
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

NOTE 9 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues by reportable operating segment, disaggregated by major product line and distribution channel:

	THREE MONTHS ENDED AUGUST 31, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,219	$2,021	$1,109	$1,061	$—	$7,410	$321	$—	$7,731
Apparel	1,474	1,106	362	371	—	3,313	11	—	3,324
Equipment	327	204	41	58	—	630	8	—	638
Other	—	—	—	—	9	9	26	(8)	27
TOTAL REVENUES	$5,020	$3,331	$1,512	$1,490	$9	$11,362	$366	$(8)	$11,720
Revenues by:
Sales to Wholesale Customers	$2,736	$2,261	$893	$949	$—	$6,839	$195	$—	$7,034
Sales through Direct to Consumer	2,284	1,070	619	541	—	4,514	145	—	4,659
Other	—	—	—	—	9	9	26	(8)	27
TOTAL REVENUES	$5,020	$3,331	$1,512	$1,490	$9	$11,362	$366	$(8)	$11,720

	THREE MONTHS ENDED AUGUST 31, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,212	$1,952	$1,246	$1,052	$—	$7,462	$436	$—	$7,898
Apparel	1,331	993	360	348	—	3,032	17	—	3,049
Equipment	283	198	60	62	—	603	12	—	615
Other	—	—	—	—	14	14	36	(23)	27
TOTAL REVENUES	$4,826	$3,143	$1,666	$1,462	$14	$11,111	$501	$(23)	$11,589
Revenues by:
Sales to Wholesale Customers	$2,475	$2,074	$971	$890	$—	$6,410	$275	$—	$6,685
Sales through Direct to Consumer	2,351	1,069	695	572	—	4,687	190	—	4,877
Other	—	—	—	—	14	14	36	(23)	27
TOTAL REVENUES	$4,826	$3,143	$1,666	$1,462	$14	$11,111	$501	$(23)	$11,589
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
As of August 31, 2025 and May 31, 2025, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

NOTE 10 — SEGMENT INFORMATION
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
The Company's segments are defined as follows:
NIKE BRAND
The NIKE Brand reportable operating segments are: North America; Europe, Middle East & Africa ("EMEA"); Greater China; and Asia Pacific & Latin America ("APLA"), and include results for the NIKE and Jordan brands. Each NIKE Brand segment represents a geographic region operating predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment.
Global Brand Divisions is included within NIKE Brand for presentation purposes to align with the way management views the Company. Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment. Global Brand Divisions primarily represents costs, including product creation and design expenses, that are centrally managed for the NIKE Brand, as well as costs associated with NIKE Direct global digital operations and enterprise technology.
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

	THREE MONTHS ENDED AUGUST 31, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$5,020	$3,331	$1,512	$1,490	$9	$11,362	$366	$(8)	$11,720
Cost of Sales	2,897	1,900	798	838	168	6,601	193	(17)	6,777
Gross profit	2,123	1,431	714	652	(159)	4,761	173	9	4,943
Demand creation expense	442	313	99	97	203	1,154	33	1	1,188
Operating overhead expense	547	382	238	208	831	2,206	102	520	2,828
Total selling and administrative expense	989	695	337	305	1,034	3,360	135	521	4,016
Other segment items(1)	—	1	—	(3)	(1)	(3)	(1)	27	23
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$1,134	$735	$377	$350	$(1,192)	$1,404	$39	$(539)
Interest expense (income), net									(18)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$922
Supplemental information:
Depreciation and amortization(2)	$38	39	12	16	54	159	2	29	$190
(1)At NIKE Brand segments and Converse, other segment items consist of unusual or non-operating transactions that occur outside the normal course of business. At Corporate, this also includes foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments.
(2)The amounts of depreciation and amortization disclosed by segment are included within Cost of sales and Operating overhead expense, as applicable.

	THREE MONTHS ENDED AUGUST 31, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$4,826	$3,143	$1,666	$1,462	$14	$11,111	$501	$(23)	$11,589
Cost of Sales	2,627	1,695	855	782	153	6,112	233	(13)	6,332
Gross profit	2,199	1,448	811	680	(139)	4,999	268	(10)	5,257
Demand creation expense	452	290	114	90	242	1,188	35	3	1,226
Operating overhead expense	529	366	240	188	846	2,169	113	540	2,822
Total selling and administrative expense	981	656	354	278	1,088	3,357	148	543	4,048
Other segment items(1)	2	—	(45)	—	—	(43)	(1)	(11)	(55)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$1,216	$792	$502	$402	$(1,227)	$1,685	$121	$(542)
Interest expense (income), net									(43)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$1,307
Supplemental information:
Depreciation and amortization(2)	$36	35	13	11	57	152	4	32	$188
(1)At NIKE Brand segments and Converse, other segment items consist of unusual or non-operating transactions that occur outside the normal course of business. At Corporate, this also includes foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments.
(2)The amounts of depreciation and amortization disclosed by segment are included within Cost of sales and Operating overhead expense, as applicable.

	AUGUST 31,	MAY 31,
(Dollars in millions)	2025	2025
INVENTORIES(1)
North America	$3,524	$3,198
Europe, Middle East & Africa	2,128	2,042
Greater China	1,097	951
Asia Pacific & Latin America	1,066	905
Global Brand Divisions	142	148
TOTAL NIKE BRAND	7,957	7,244
Converse	247	272
Corporate	(90)	(27)
TOTAL NIKE, INC. INVENTORIES	$8,114	$7,489
(1)Inventories as of August 31, 2025 and May 31, 2025 were substantially all finished goods.
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
NOTE 12 — SUPPLIER FINANCE PROGRAMS
Certain financial institutions offer voluntary supplier finance programs facilitated through a third-party platform that provide participating suppliers the option to finance valid payment obligations from the Company. The Company is not a party to agreements negotiated between participating suppliers and third-party financial institutions. The Company's obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in these programs and the Company does not provide guarantees to third parties in connection with these programs. As of August 31, 2025 and May 31, 2025, the Company had $1,314 million and $1,101 million, respectively, of outstanding supplier obligations confirmed as valid under these programs. These amounts are included within Accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

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
QUARTERLY FINANCIAL HIGHLIGHTS
•NIKE, Inc. Revenues for the first quarter of fiscal 2026 were $11.7 billion compared to $11.6 billion for the first quarter of fiscal 2025.
•NIKE Direct revenues were $4.5 billion for the first quarter of fiscal 2026 compared to $4.7 billion for the first quarter of fiscal 2025, primarily driven by a decrease in traffic in NIKE Brand Digital. NIKE Direct revenues represented approximately 40% of total NIKE Brand revenues.
•NIKE Brand wholesale revenues were $6.8 billion for the first quarter of fiscal 2026 compared to $6.4 billion for the first quarter of fiscal 2025, primarily driven by an increase in units, partially offset by an increase in discounts.
•Gross margin for the first quarter of fiscal 2026 decreased 320 basis points to 42.2% due to higher discounts with our wholesale partners, higher discounts in our NIKE Brand factory stores, an increase in product costs including new tariffs and changes in channel mix.
•Inventories as of August 31, 2025, were $8.1 billion, an increase of 8% compared to May 31, 2025, primarily driven by product mix and an increase in units.
•We returned approximately $0.7 billion to our shareholders in the first quarter of fiscal 2026 through dividends and share repurchases.
FACTORS IMPACTING OUR BUSINESS
We are navigating through several external factors that create uncertainty and volatility in the operating environment, including, but not limited to, geopolitical dynamics, tax regulation, fluctuating foreign currency exchange rates and evolving tariff policies. As a result of new tariffs, we expect a gross incremental cost of approximately $1.5 billion on an annualized basis. We are taking actions to mitigate the impact of new tariffs; however for fiscal 2026, we expect a negative impact on gross margin. We will continue to monitor changes to the import and export policies of the U.S. and other countries that could require us to change the way in which we do business. These factors, and any changes to these factors, among others, could have a material adverse impact on consumer behavior and on our future Revenues and overall profitability. For a discussion of these factors and other risks, refer to Risk Factors in Item 1A of Part 1 within our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 (the "Annual Report").
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
•Marketplace Management: Repositioning NIKE Brand Digital as a full-price platform and reinvesting in wholesale distribution. This includes liquidating inventory through increased markdowns across NIKE Direct, and higher sales returns and discounts with our wholesale partners to reduce inventory and create capacity for new product. We are also making investments to elevate the presentation of our brands in physical retail.
•Brand Management: Increasing investment in demand creation, including brand marketing and sports marketing, to support key product launches and sports moments.

Our reportable operating segments are at different stages of progress against these actions and therefore, the timing of financial impacts have varied and we expect will continue to vary by segment. These actions have had, and in the future will have, a negative impact on our Revenues and overall profitability. However, we believe these actions will reignite brand momentum and reposition our business to drive long-term shareholder value.
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
Earnings Before Interest and Taxes ("EBIT"): Calculated as Net income before Interest expense (income), net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income. Total NIKE, Inc. EBIT for the three months ended August 31, 2025 and August 31, 2024 are as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024
Net income	$727	$1,051
Add: Interest expense (income), net	(18)	(43)
Add: Income tax expense	195	256
EARNINGS BEFORE INTEREST AND TAXES	$904	$1,264
EBIT margin: Calculated as total NIKE, Inc. EBIT divided by total NIKE, Inc. Revenues. Our EBIT margin calculations for the three months ended August 31, 2025 and August 31, 2024 are as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024
Numerator
Earnings before interest and taxes	$904	$1,264
Denominator
Total NIKE, Inc. Revenues	$11,720	$11,589
EBIT MARGIN	7.7%	10.9%
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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions, except per share data)	2025	2024	% CHANGE
Revenues	$11,720	$11,589	1%
Cost of sales	6,777	6,332	7%
Gross profit	4,943	5,257	-6%
Gross margin	42.2%	45.4%
Demand creation expense	1,188	1,226	-3%
Operating overhead expense	2,828	2,822	0%
Total selling and administrative expense	4,016	4,048	-1%
% of revenues	34.3%	34.9%
Interest expense (income), net	(18)	(43)	—
Other (income) expense, net	23	(55)	—
Income before income taxes	922	1,307	-29%
Income tax expense	195	256	-24%
Effective tax rate	21.1%	19.6%
NET INCOME	$727	$1,051	-31%
Diluted earnings per common share	$0.49	$0.70	-30%
CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$7,410	$7,462	-1%	-2%
Apparel	3,313	3,032	9%	7%
Equipment	630	603	4%	3%
Global Brand Divisions(2)	9	14	-36%	-39%
TOTAL NIKE BRAND REVENUES	11,362	11,111	2%	0%
Converse	366	501	-27%	-28%
Corporate(3)	(8)	(23)	—	—
TOTAL NIKE, INC. REVENUES	$11,720	$11,589	1%	-1%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,839	$6,410	7%	5%
Sales through NIKE Direct	4,514	4,687	-4%	-5%
Global Brand Divisions(2)	9	14	-36%	-39%
TOTAL NIKE BRAND REVENUES	$11,362	$11,111	2%	0%
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

FIRST QUARTER OF FISCAL 2026 COMPARED TO FIRST QUARTER OF FISCAL 2025
•NIKE, Inc. Revenues for the first quarter of fiscal 2026 were $11.7 billion compared to $11.6 billion for the first quarter of fiscal 2025. On a currency-neutral basis, NIKE, Inc. Revenues decreased 1%, primarily due to lower revenues in Greater China and Converse, which reduced NIKE, Inc. Revenues by approximately 2 and 1 percentage points, respectively. Higher revenues in North America increased NIKE, Inc. Revenues by approximately 2 percentage points.
•NIKE Brand revenues increased 2% on a reported basis and were flat on a currency-neutral basis.
•NIKE Brand footwear revenues decreased 2% on a currency-neutral basis. Unit sales of footwear increased 2%, while lower average selling price ("ASP") per pair reduced footwear revenues by approximately 4 percentage points. Lower ASP per pair was primarily due to channel mix and higher discounts.
•NIKE Brand apparel revenues increased 7% on a currency-neutral basis. Unit sales of apparel increased 10%, while lower ASP per unit reduced apparel revenues by approximately 3 percentage points. Lower ASP per unit was primarily due to higher discounts and channel mix, partially offset by product mix.
•NIKE Brand wholesale revenues increased 7% on a reported basis and 5% on a currency-neutral basis. The increase on a currency-neutral basis was driven by higher revenues in North America, Europe, Middle East & Africa ("EMEA") and Asia Pacific & Latin America ("APLA"), partially offset by a decrease in Greater China.
•NIKE Direct revenues were $4.5 billion in the first quarter of fiscal 2026, compared to $4.7 billion for the first quarter of fiscal 2025. On a currency-neutral basis, NIKE Direct revenues decreased 5% due to declines in NIKE Brand Digital sales of 12% from $2.3 billion in first quarter of fiscal 2025 to $2.0 billion in the first quarter of fiscal 2026 and declines in NIKE stores sales of 1%. Comparable store sales decreased 1%. For additional information regarding comparable store sales, including the definition, see "Comparable Store Sales".
GROSS MARGIN

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024	% CHANGE
Gross profit	$4,943	$5,257	-6%
Gross margin	42.2%	45.4%	-320 bps
FIRST QUARTER OF FISCAL 2026 COMPARED TO FIRST QUARTER OF FISCAL 2025
Consolidated gross margin was 320 basis points lower than the prior year primarily due to:
•Lower NIKE Brand ASP (decreasing gross margin approximately 250 basis points), primarily due to higher discounts and channel mix;
•Higher NIKE Brand product costs (decreasing gross margin approximately 100 basis points), primarily due to higher tariffs in North America; and
•Lower gross margin from Converse (decreasing gross margin approximately 30 basis points).
This was partially offset by:
•Lower warehousing and logistics costs (increasing gross margin approximately 50 basis points), primarily due to channel mix; and
•Favorable changes in net foreign currency exchange rates, including hedges (increasing gross margin approximately 30 basis points).

TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024	% CHANGE
Demand creation expense(1)	$1,188	$1,226	-3%
Operating overhead expense(2)	2,828	2,822	0%
Total selling and administrative expense	$4,016	$4,048	-1%
% of revenues	34.3%	34.9%	-60 bps
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
FIRST QUARTER OF FISCAL 2026 COMPARED TO FIRST QUARTER OF FISCAL 2025
Demand creation expense decreased 3% due to lower brand marketing expense, primarily due to higher investment in key sports events in the prior year, partially offset by higher sports marketing expense and unfavorable changes in foreign currency exchange rates. Changes in foreign currency exchange rates increased Demand creation expense by approximately 2 percentage points.
Operating overhead expense was flat due to higher wage-related expense and unfavorable changes in foreign currency exchange rates, offset by lower other administrative costs. Changes in foreign currency exchange rates increased Operating overhead expense by approximately 1 percentage point.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024
Other (income) expense, net	$23	$(55)
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions outside the normal course of business.
FIRST QUARTER OF FISCAL 2026 COMPARED TO FIRST QUARTER OF FISCAL 2025
Other (income) expense, net decreased from $55 million of other income, net, to $23 million of other expense, net, in part due to a net unfavorable change in foreign currency conversion gains and losses, including hedges.
INCOME TAXES

	THREE MONTHS ENDED AUGUST 31,
	2025	2024	% CHANGE
Effective tax rate	21.1%	19.6%	150 bps
FIRST QUARTER OF FISCAL 2026 COMPARED TO FIRST QUARTER OF FISCAL 2025
Our effective tax rate was 21.1% for the first quarter of fiscal 2026, compared to 19.6% for the first quarter of fiscal 2025, primarily due to decreased benefits from stock-based compensation.
For additional information, refer to Note 4 — Income Taxes within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SEGMENT INFORMATION
See Note 10 — Segment Information in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for a description of our segments and related information.
The breakdown of Revenues is as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$5,020	$4,826	4%	4%
Europe, Middle East & Africa	3,331	3,143	6%	1%
Greater China	1,512	1,666	-9%	-10%
Asia Pacific & Latin America	1,490	1,462	2%	1%
Global Brand Divisions(2)	9	14	-36%	-39%
TOTAL NIKE BRAND	11,362	11,111	2%	0%
Converse	366	501	-27%	-28%
Corporate(3)	(8)	(23)	—	—
TOTAL NIKE, INC. REVENUES	$11,720	$11,589	1%	-1%
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
The primary financial measure used to evaluate performance of our individual reportable operating segments is EBIT. For additional information on our segments, refer to Note 10 — Segment Information in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
The breakdown of EBIT is as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024	% CHANGE
North America	$1,134	$1,216	-7%
Europe, Middle East & Africa	735	792	-7%
Greater China	377	502	-25%
Asia Pacific & Latin America	350	402	-13%
Global Brand Divisions	(1,192)	(1,227)	3%
TOTAL NIKE BRAND(1)	1,404	1,685	-17%
Converse	39	121	-68%
Corporate	(539)	(542)	1%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	904	1,264	-28%
EBIT margin(1)	7.7%	10.9%
Interest expense (income), net	(18)	(43)	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$922	$1,307	-29%
(1)Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT margin represent non-GAAP financial measures. For additional information, see "Use of Non-GAAP Financial Measures".

NORTH AMERICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$3,219	$3,212	0%	0%
Apparel	1,474	1,331	11%	11%
Equipment	327	283	16%	16%
TOTAL REVENUES	$5,020	$4,826	4%	4%
Revenues by:
Sales to Wholesale Customers	$2,736	$2,475	11%	11%
Sales through NIKE Direct	2,284	2,351	-3%	-3%
TOTAL REVENUES	$5,020	$4,826	4%	4%
Cost of Sales	2,897	2,627	10%
Gross profit	2,123	2,199	-3%
Gross margin	42.3%	45.6%	-330 bps
Demand creation expense	442	452	-2%
Operating overhead expense	547	529	3%
Total selling and administrative expense	989	981	1%
Other segment items	—	2	—
EARNINGS BEFORE INTEREST AND TAXES	$1,134	$1,216	-7%
FIRST QUARTER OF FISCAL 2026 COMPARED TO FIRST QUARTER OF FISCAL 2025
•North America revenues increased 4% on a currency-neutral basis. Wholesale revenues increased 11%, in part due to shipment timing in the prior year as well as expanded distribution in the current year. NIKE Direct revenues decreased 3% due to declines in digital sales of 10% while store sales were flat. Comparable store sales were flat.
•Footwear revenues were flat on a currency-neutral basis. Unit sales of footwear increased 5%, while lower ASP per pair reduced footwear revenues by approximately 5 percentage points. Lower ASP per pair was primarily due to channel mix and higher discounts.
•Apparel revenues increased 11% on a currency-neutral basis. Unit sales of apparel increased 16%, while lower ASP per unit reduced apparel revenues by approximately 5 percentage points. Lower ASP per unit was primarily due to channel mix and higher discounts.
Reported EBIT decreased 7% reflecting higher revenues and the following:
•Gross margin contraction of 330 basis points, primarily due to new tariffs and lower ASP, partially offset by lower warehousing and logistics costs. Lower ASP primarily reflects channel mix, higher discounts and product mix. Overall product costs were flat as higher tariffs were offset primarily by product mix.
•Demand creation expense decreased 2% due to lower brand marketing expense, primarily due to higher investment in key sports events in the prior year, partially offset by higher sports marketing expense in the current year.
•Operating overhead expense increased 3% due to higher wage-related expense, partially offset by lower other administrative costs.

EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$2,021	$1,952	4%	-2%
Apparel	1,106	993	11%	6%
Equipment	204	198	3%	-2%
TOTAL REVENUES	$3,331	$3,143	6%	1%
Revenues by:
Sales to Wholesale Customers	$2,261	$2,074	9%	4%
Sales through NIKE Direct	1,070	1,069	0%	-6%
TOTAL REVENUES	$3,331	$3,143	6%	1%
Cost of Sales	1,900	1,695	12%
Gross profit	1,431	1,448	-1%
Gross margin	43.0%	46.1%	-310 bps
Demand creation expense	313	290	8%
Operating overhead expense	382	366	4%
Total selling and administrative expense	695	656	6%
Other segment items	1	—	—
EARNINGS BEFORE INTEREST AND TAXES	$735	$792	-7%
FIRST QUARTER OF FISCAL 2026 COMPARED TO FIRST QUARTER OF FISCAL 2025
•EMEA revenues increased 1% on a currency-neutral basis. Wholesale revenues increased 4%. NIKE Direct revenues decreased 6% due to declines in digital sales of 13%, partially offset by an increase in store sales of 1%. Comparable store sales increased 4%.
•Footwear revenues decreased 2% on a currency-neutral basis. Unit sales of footwear increased 4%, while lower ASP per pair reduced footwear revenues by approximately 6 percentage points. Lower ASP per pair was primarily due to higher discounts and channel mix.
•Apparel revenues increased 6% on a currency-neutral basis. Unit sales of apparel increased 8%, while lower ASP per unit reduced apparel revenues by approximately 2 percentage points. Lower ASP per unit was primarily due to higher discounts, partially offset by product mix.
Reported EBIT decreased 7% reflecting higher revenues and the following:
•Gross margin contraction of 310 basis points, primarily due to higher product costs and lower ASP, partially offset by lower warehousing and logistics costs. Lower ASP primarily reflects higher discounts.
•Demand creation expense increased 8% due to higher sports marketing expense and unfavorable changes in foreign currency exchange rates, partially offset by lower brand marketing expense, primarily due to higher investment in key sports events in the prior year.
•Operating overhead expense increased 4% due to unfavorable changes in foreign currency exchange rates and higher wage-related expense, partially offset by lower other administrative costs.

GREATER CHINA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,109	$1,246	-11%	-12%
Apparel	362	360	1%	0%
Equipment	41	60	-32%	-33%
TOTAL REVENUES	$1,512	$1,666	-9%	-10%
Revenues by:
Sales to Wholesale Customers	$893	$971	-8%	-9%
Sales through NIKE Direct	619	695	-11%	-12%
TOTAL REVENUES	$1,512	$1,666	-9%	-10%
Cost of Sales	798	855	-7%
Gross profit	714	811	-12%
Gross margin	47.2%	48.7%	-150 bps
Demand creation expense	99	114	-13%
Operating overhead expense	238	240	-1%
Total selling and administrative expense	337	354	-5%
Other segment items	—	(45)	—
EARNINGS BEFORE INTEREST AND TAXES	$377	$502	-25%
FIRST QUARTER OF FISCAL 2026 COMPARED TO FIRST QUARTER OF FISCAL 2025
•Greater China revenues decreased 10% on a currency-neutral basis. Wholesale revenues decreased 9%. NIKE Direct revenues decreased 12% due to declines in digital sales of 27% and declines in store sales of 4%. Comparable store sales decreased 5%.
•Footwear revenues decreased 12% on a currency-neutral basis. Unit sales of footwear decreased 11%, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to higher discounts and channel mix.
•Apparel revenues were flat on a currency-neutral basis. Unit sales of apparel decreased 2%, while higher ASP per unit increased apparel revenues by approximately 2 percentage points. Higher ASP per unit was primarily due to product mix, partially offset by higher discounts.
Reported EBIT decreased 25% reflecting lower revenues and the following:
•Gross margin contraction of 150 basis points, primarily due to higher product costs, driven by product mix.
•Demand creation expense decreased 13%, primarily due to lower brand marketing expense, driven by higher investment in key sports events in the prior year.
•Operating overhead expense decreased 1%, primarily due to lower other administrative costs, partially offset by higher wage-related expense.

ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,061	$1,052	1%	0%
Apparel	371	348	7%	5%
Equipment	58	62	-6%	-7%
TOTAL REVENUES	$1,490	$1,462	2%	1%
Revenues by:
Sales to Wholesale Customers	$949	$890	7%	6%
Sales through NIKE Direct	541	572	-5%	-6%
TOTAL REVENUES	$1,490	$1,462	2%	1%
Cost of Sales	838	782	7%
Gross profit	652	680	-4%
Gross margin	43.8%	46.5%	-270 bps
Demand creation expense	97	90	8%
Operating overhead expense	208	188	11%
Total selling and administrative expense	305	278	10%
Other segment items	(3)	—	—
EARNINGS BEFORE INTEREST AND TAXES	$350	$402	-13%
FIRST QUARTER OF FISCAL 2026 COMPARED TO FIRST QUARTER OF FISCAL 2025
•APLA revenues increased 1% on a currency-neutral basis primarily due to higher revenues in Central & South America and Pacific, partially offset by lower revenues in Southeast Asia & India and Korea. Wholesale revenues increased 6%. NIKE Direct revenues decreased 6% due to declines in digital sales of 8% and declines in store sales of 5%. Comparable store sales decreased 8%.
•Footwear revenues were flat on a currency-neutral basis. Unit sales of footwear increased 5%, while lower ASP per pair reduced footwear revenues by approximately 5 percentage points. Lower ASP per pair was primarily due to product mix, channel mix and higher discounts.
•Apparel revenues increased 5% on a currency-neutral basis. Unit sales of apparel increased 10%, while lower ASP per unit reduced apparel revenues by approximately 5 percentage points. Lower ASP per unit was primarily due to higher discounts and channel mix.
Reported EBIT decreased 13% reflecting higher revenues and the following:
•Gross margin contraction of approximately 270 basis points, primarily due to lower ASP and unfavorable changes in standard foreign currency exchange rates. Lower ASP primarily reflects product mix, higher discounts and channel mix.
•Demand creation expense increased 8%, primarily due to higher sports marketing expense.
•Operating overhead expense increased 11%, primarily due to higher wage-related expense and higher other administrative costs.

GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024	% CHANGE
Revenues	$9	$14	-36%
Cost of Sales	168	153	10%
Gross profit	(159)	(139)	-14%
Demand creation expense	203	242	-16%
Operating overhead expense	831	846	-2%
Total selling and administrative expense	1,034	1,088	-5%
Other segment items	(1)	—	—
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$(1,192)	$(1,227)	3%
Global Brand Divisions primarily represents costs, including product creation and design expenses, that are centrally managed for the NIKE Brand, as well as costs associated with NIKE Direct global digital operations and enterprise technology. Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment.
FIRST QUARTER OF FISCAL 2026 COMPARED TO FIRST QUARTER OF FISCAL 2025
Global Brand Divisions' loss before interest and taxes decreased 3%, primarily due to lower Demand creation expense and lower Operating overhead expense. Demand creation expense decreased 16%, primarily due to lower brand marketing expense, driven by higher investment in key sports events in the prior year. Operating overhead expense decreased 2%, primarily due to lower other administrative costs, partially offset by higher wage-related expense.
CONVERSE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$321	$436	-26%	-28%
Apparel	11	17	-35%	-35%
Equipment	8	12	-33%	-34%
Other(1)	26	36	-28%	-28%
TOTAL REVENUES	$366	$501	-27%	-28%
Revenues by:
Sales to Wholesale Customers	$195	$275	-29%	-31%
Sales through Direct to Consumer	145	190	-24%	-25%
Other(1)	26	36	-28%	-28%
TOTAL REVENUES	$366	$501	-27%	-28%
Cost of Sales	193	233	-17%
Gross profit	173	268	-35%
Gross margin	47.3%	53.5%	-620 bps
Demand creation expense	33	35	-6%
Operating overhead expense	102	113	-10%
Total selling and administrative expense	135	148	-9%
Other segment items	(1)	(1)	—
EARNINGS BEFORE INTEREST AND TAXES	$39	$121	-68%
(1)Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights.

FIRST QUARTER OF FISCAL 2026 COMPARED TO FIRST QUARTER OF FISCAL 2025
•Converse revenues decreased 28% on a currency-neutral basis driven by declines in all territories. Unit sales decreased 22%, while lower ASP reduced revenues by approximately 6 percentage points. Lower ASP per unit was primarily due to higher discounts and product mix.
•Wholesale revenues decreased 31% on a currency-neutral basis, driven by declines in all territories.
•Direct to consumer revenues decreased 25% on a currency-neutral basis, reflecting reduced traffic in Western Europe and North America.
Reported EBIT decreased 68% reflecting lower revenues and the following:
•Gross margin contraction of approximately 620 basis points, primarily due to lower ASP and higher warehousing and logistics costs. Lower ASP primarily reflects higher discounts and product mix.
•Demand creation expense decreased 6%, primarily due to lower brand marketing expense.
•Operating overhead expense decreased 10%, primarily due to lower wage-related expense and lower other administrative costs.
CORPORATE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024	% CHANGE
Revenues	$(8)	$(23)	—
Cost of Sales	(17)	(13)	—
Gross profit	9	(10)	—
Demand creation expense	1	3	-67%
Operating overhead expense	520	540	-4%
Total selling and administrative expense	521	543	-4%
Other segment items	27	(11)	—
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$(539)	$(542)	1%
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
FIRST QUARTER OF FISCAL 2026 COMPARED TO FIRST QUARTER OF FISCAL 2025
Corporate's loss before interest and taxes decreased $3 million, primarily due to the following:
•a favorable change of $20 million in Operating overhead expense primarily related to lower other administrative costs, partially offset by higher wage-related expense;
•a favorable change in net foreign currency gains and losses of $17 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated Gross profit; and
•an unfavorable change of $37 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the three months ended August 31, 2025, there have been no material changes to our hedging program or strategy from what was disclosed within our Annual Report.
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

TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $213 million for the three months ended August 31, 2025. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $54 million for the three months ended August 31, 2025.
MANAGING TRANSLATIONAL EXPOSURES
To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. Dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. Dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. Dollar denominated investments at non-U.S. Dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under U.S. GAAP. We utilize forward contracts and/or options to mitigate the variability of the forecasted future purchases and sales of these U.S. Dollar investments and to mitigate exposure to forecasted future cash flows of certain intercompany transactions. The combination of these foreign currency exposures and the related hedging instruments has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings. These hedges are generally accounted for as cash flow hedges.
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had a favorable impact of approximately $17 million on our Income before income taxes for the three months ended August 31, 2025.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2025	2024	$ CHANGE
Cash provided (used by):
Operations	$222	$394	$(172)
Investing activities	(59)	(166)	107
Financing activities	(598)	(1,622)	1,024
Effect of exchange rate changes on cash and equivalents	(5)	19	(24)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	$(440)	$(1,375)	$935
Cash provided by operations decreased $172 million. This was driven by a decrease of $239 million in Net income, adjusted for non-cash items, and changes in certain working capital components and other assets and liabilities, which increased $67 million. The change in working capital was primarily impacted by favorable changes to Accounts receivable and Inventories. This was in part due to the timing of wholesale shipments as well as a larger increase in inventory units in the prior period. These changes were partially offset by changes to Accounts payable, due to the timing of payments.
Cash used by investing activities decreased $107 million, primarily driven by the net change in short-term investments (including sales, maturities and purchases).
Cash used by financing activities decreased $1,024 million, primarily driven by lower share repurchases.
During the first three months of fiscal 2026, we purchased a total of 1.8 million shares of NIKE's Class B Common Stock for $123 million (an average price of $68.20 per share) under the four-year, $18 billion share repurchase plan authorized by the Board of Directors in June 2022. As of August 31, 2025, we have repurchased 124.4 million shares at a cost of approximately $12.1 billion (an average price of $97.57 per share) under this $18 billion share repurchase program. During the first quarter of fiscal 2026, we continued to moderate and ultimately stopped repurchases under our existing share repurchase program due to lower operating cash flows in the current year. The existing program remains authorized by the Board of Directors and we may resume share repurchases in the future at any time, depending upon market conditions, our liquidity and capital needs and other factors. We continue to expect funding of share repurchases will come from operating cash flows and excess cash.

CAPITAL RESOURCES
On July 17, 2025, we filed a shelf registration statement (the "Shelf") with the U.S. Securities and Exchange Commission (the "SEC") which permits us to issue an unlimited amount of securities from time to time. The Shelf expires on July 17, 2028.
As of August 31, 2025, our committed credit facilities were unchanged from the information previously reported within our Annual Report. We currently have long-term debt ratings of A+ and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes. As of August 31, 2025, we were in full compliance with the covenants under our facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future. As of August 31, 2025 and May 31, 2025, no amounts were outstanding under our committed credit facilities.
Liquidity is also provided by our $3 billion commercial paper program. As of and for the three months ended August 31, 2025, we did not have any borrowings outstanding under our $3 billion program. We may issue commercial paper or other debt securities depending on general corporate needs.
To date, in fiscal 2026, we have not experienced difficulty accessing the capital or credit markets; however, future volatility may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of August 31, 2025, we had Cash and equivalents and Short-term investments totaling $8.6 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of August 31, 2025, the weighted average days to maturity of our cash equivalents and short-term investments portfolio was 106 days.
We believe that existing Cash and equivalents, Short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs for the next twelve months and beyond.
There have been no significant changes to the material cash requirements previously reported.
OFF-BALANCE SHEET ARRANGEMENTS
As of August 31, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 — Summary of Significant Accounting Policies within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for recently adopted and issued accounting standards.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our Unaudited Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.
We believe the assumptions and judgments involved in the accounting estimates described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section within the Annual Report have the greatest potential impact on our Unaudited Condensed Consolidated Financial Statements, so we consider these to be our critical accounting estimates. Because of the uncertainty inherent in these matters, actual results could differ from these estimates. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the information previously reported under Part II, Item 7A within our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2025.
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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2022, the Board of Directors approved a four-year, $18 billion share repurchase program. As of August 31, 2025, the Company had repurchased 124.4 million shares at an average price of $97.57 per share for a total approximate cost of $12.1 billion under the program.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares. The following table presents a summary of share repurchases made during the quarter ended August 31, 2025:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN OR PROGRAM (IN MILLIONS)
June 1 - June 30, 2025	1,028,990	$63.14	$5,925
July 1 - July 31, 2025	780,281	$74.86	$5,866
August 1 - August 31, 2025	—	$—	$5,866
	1,809,271	$68.20

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended August 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

NIKE, INC. an Oregon Corporation
By:	/s/ Matthew Friend Matthew Friend Chief Financial Officer and Authorized Officer
Date:	October 1, 2025