Form 10-Q
period 2025-11-30
NIKE, Inc.
filed 2025-12-30
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2025

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of December 22, 2025, the number of shares of the Registrant's Common Stock outstanding were:
Class A	288,887,752
Class B	1,191,495,650
1,480,383,402

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenues	$12,427	$12,354	$24,147	$23,943
Cost of sales	7,382	6,965	14,159	13,297
Gross profit	5,045	5,389	9,988	10,646
Demand creation expense	1,273	1,122	2,461	2,348
Operating overhead expense	2,766	2,883	5,594	5,705
Total selling and administrative expense	4,039	4,005	8,055	8,053
Interest (income) expense, net	(9)	(24)	(27)	(67)
Other (income) expense, net	16	(8)	39	(63)
Income before income taxes	999	1,416	1,921	2,723
Income tax expense	207	253	402	509
NET INCOME	$792	$1,163	$1,519	$2,214
Earnings per common share:
Basic	$0.54	$0.78	$1.03	$1.48
Diluted	$0.53	$0.78	$1.03	$1.48
Weighted average common shares outstanding:
Basic	1,479.5	1,486.8	1,478.1	1,492.3
Diluted	1,481.0	1,490.0	1,480.0	1,495.9
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	2025	2024
Net income	$792	$1,163	$1,519	$2,214
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(55)	(224)	79	(86)
Change in net gains (losses) on cash flow hedges	258	450	72	223
Change in net gains (losses) on other	1	3	3	12
Total other comprehensive income (loss), net of tax	204	229	154	149
TOTAL COMPREHENSIVE INCOME	$996	$1,392	$1,673	$2,363
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	NOVEMBER 30,	MAY 31,
(In millions)	2025	2025
ASSETS
Current assets:
Cash and equivalents	$6,974	$7,464
Short-term investments	1,371	1,687
Accounts receivable, net	5,738	4,717
Inventories	7,726	7,489
Prepaid expenses and other current assets	2,206	2,005
Total current assets	24,015	23,362
Property, plant and equipment, net	4,843	4,828
Operating lease right-of-use assets, net	2,894	2,712
Identifiable intangible assets, net	259	259
Goodwill	240	240
Deferred income taxes and other assets	5,536	5,178
TOTAL ASSETS	$37,787	$36,579
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$999	$—
Notes payable	—	5
Accounts payable	3,717	3,479
Current portion of operating lease liabilities	513	502
Accrued liabilities	5,919	5,911
Income taxes payable	492	669
Total current liabilities	11,640	10,566
Long-term debt	7,016	7,961
Operating lease liabilities	2,754	2,550
Deferred income taxes and other liabilities	2,292	2,289
Commitments and contingencies (Note 11)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 289 and 290 shares outstanding	—	—
Class B — 1,191 and 1,186 shares outstanding	3	3
Capital in excess of stated value	14,705	14,195
Accumulated other comprehensive income (loss)	(104)	(258)
Retained earnings (deficit)	(519)	(727)
Total shareholders' equity	14,085	13,213
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,787	$36,579
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024
Cash provided (used) by operations:
Net income	$1,519	$2,214
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	369	378
Deferred income taxes	(68)	(188)
Stock-based compensation	361	375
Impairment and other	9	(9)
Net foreign currency adjustments	54	54
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(1,021)	(943)
(Increase) decrease in inventories	(257)	(547)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	111	140
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(276)	(31)
Cash provided (used) by operations	801	1,443
Cash provided (used) by investing activities:
Purchases of short-term investments	(636)	(2,084)
Maturities of short-term investments	395	197
Sales of short-term investments	536	1,886
Additions to property, plant and equipment	(400)	(249)
Other investing activities	(3)	10
Cash provided (used) by investing activities	(108)	(240)
Cash provided (used) by financing activities:
Increase (decrease) in notes payable, net	(4)	43
Proceeds from exercise of stock options and other stock issuances	234	345
Repurchase of common stock	(146)	(2,280)
Dividends — common and preferred	(1,189)	(1,115)
Other financing activities	(72)	(63)
Cash provided (used) by financing activities	(1,177)	(3,070)
Effect of exchange rate changes on cash and equivalents	(6)	(14)
Net increase (decrease) in cash and equivalents	(490)	(1,881)
Cash and equivalents, beginning of period	7,464	9,860
CASH AND EQUIVALENTS, END OF PERIOD	$6,974	$7,979
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$107	$85
Dividends declared and not paid	611	597
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at August 31, 2025	289	$—	1,188	$3	$14,473	$(308)	$(700)	$13,468
Stock options exercised			—	—	13			13
Repurchase of Class B Common Stock							—	—
Dividends on common stock ($0.41 per share)							(611)	(611)
Issuance of shares to employees, net of shares withheld for employee taxes			3	—	43			43
Stock-based compensation					176			176
Net income							792	792
Other comprehensive income (loss)						204		204
Balance at November 30, 2025	289	$—	1,191	$3	$14,705	$(104)	$(519)	$14,085

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at August 31, 2024	298	$—	1,193	$3	$13,557	$(27)	$411	$13,944
Stock options exercised			1	—	95			95
Repurchase of Class B Common Stock			(13)	—	(119)		(942)	(1,061)
Dividends on common stock ($0.40 per share)							(597)	(597)
Issuance of shares to employees, net of shares withheld for employee taxes			3	—	53		19	72
Stock-based compensation					192			192
Net income							1,163	1,163
Other comprehensive income (loss)						229		229
Balance at November 30, 2024	298	$—	1,184	$3	$13,778	$202	$54	$14,037

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2025	290	$—	1,186	$3	$14,195	$(258)	$(727)	$13,213
Stock options exercised			3	—	139			139
Conversion to Class B Common Stock	(1)	—	1	—				—
Repurchase of Class B Common Stock			(2)	—	(17)		(106)	(123)
Dividends on common stock ($0.81 per share) and preferred stock ($0.10 per share)							(1,205)	(1,205)
Issuance of shares to employees, net of shares withheld for employee taxes			3	—	27			27
Stock-based compensation					361			361
Net income							1,519	1,519
Other comprehensive income (loss)						154		154
Balance at November 30, 2025	289	$—	1,191	$3	$14,705	$(104)	$(519)	$14,085

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2024	298	$—	1,205	$3	$13,409	$53	$965	$14,430
Stock options exercised			4	—	219			219
Repurchase of Class B Common Stock			(28)	—	(251)		(2,003)	(2,254)
Dividends on common stock ($0.77 per share) and preferred stock ($0.10 per share)							(1,151)	(1,151)
Issuance of shares to employees, net of shares withheld for employee taxes			3	—	26		29	55
Stock-based compensation					375			375
Net income							2,214	2,214
Other comprehensive income (loss)						149		149
Balance at November 30, 2024	298	$—	1,184	$3	$13,778	$202	$54	$14,037
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company" or "NIKE") and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2025, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2025 (the "Annual Report"). The results of operations for the three and six months ended November 30, 2025, are not necessarily indicative of results for the entire fiscal year.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which includes amendments to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments are effective for the Company’s annual periods beginning June 1, 2027 and interim periods within those fiscal years, with early adoption permitted, and should be applied prospectively. The Company is currently evaluating the ASU to determine its impact on the Company’s financial statements and related disclosures.

NOTE 2 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2025	2025
Sales-related reserves	$1,748	$1,834
Compensation and benefits, excluding taxes	1,236	1,245
Dividends payable	615	598
Other	2,320	2,234
TOTAL ACCRUED LIABILITIES	$5,919	$5,911

NOTE 3 — FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives, equity securities and available-for-sale debt securities.
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of November 30, 2025 and May 31, 2025, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	NOVEMBER 30, 2025
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,758	$1,758	$—
Level 1:
U.S. Treasury securities	701	—	701
Level 2:
Commercial paper and bonds	676	28	648
Money market funds	4,899	4,899	—
Time deposits	289	289	—
U.S. Agency securities	22	—	22
Total Level 2	5,886	5,216	670
TOTAL	$8,345	$6,974	$1,371

	MAY 31, 2025
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,221	$1,221	$—
Level 1:
U.S. Treasury securities	1,046	—	1,046
Level 2:
Commercial paper and bonds	675	45	630
Money market funds	5,902	5,902	—
Time deposits	297	295	2
U.S. Agency securities	10	1	9
Total Level 2	6,884	6,243	641
TOTAL	$9,151	$7,464	$1,687
As of November 30, 2025, the Company held $445 million of available-for-sale debt securities with maturity dates within one year and $926 million with maturity dates greater than one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest (income) expense, net was interest income related to the Company's investment portfolio of $62 million and $97 million for the three months ended November 30, 2025 and 2024, respectively, and $145 million and $217 million for the six months ended November 30, 2025 and 2024, respectively.

The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	NOVEMBER 30, 2025
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$216	$166	$50	$328	$259	$69
Interest rate swaps(1)	72	—	72	—	—	—
TOTAL	$288	$166	$122	$328	$259	$69
(1)     If the foreign exchange and interest rate swap derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $243 million as of November 30, 2025. As of that date, the Company received $41 million from various counterparties on the derivative asset balance and posted $40 million of cash collateral to counterparties on the derivative liability balance.

	MAY 31, 2025
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$107	$85	$22	$368	$226	$142
Interest rate swaps(1)	24	—	24	3	—	3
TOTAL	$131	$85	$46	$371	$226	$145
(1)If the foreign exchange and interest rate swap derivative instruments had been netted on the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $131 million as of May 31, 2025. As of that date, the Company posted $166 million of cash collateral to various counterparties on the derivative liability balance and no amount of collateral was received from counterparties on the derivative asset balance.
For additional information related to the Company's derivative financial instruments and credit risk, refer to Note 7 — Risk Management and Derivatives.
The carrying amounts of other current financial assets and other current financial liabilities approximate fair value.
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts, debt issuance costs and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt, excluding interest rate swap fair value adjustments, was approximately $6,913 million at November 30, 2025 and $6,673 million at May 31, 2025.

NOTE 4 — INCOME TAXES
The effective tax rate was 20.9% and 18.7% for the six months ended November 30, 2025 and 2024, respectively. The increase in the Company's effective tax rate was primarily due to changes in earnings mix and decreased benefits from stock-based compensation.
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
As of November 30, 2025, total gross unrecognized tax benefits, excluding related interest and penalties, were $1,029 million, $757 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2025, total gross unrecognized tax benefits, excluding related interest and penalties, were $1,026 million. As of November 30, 2025 and May 31, 2025, accrued interest and penalties related to uncertain tax positions were $417 million and $376 million, respectively, (excluding federal benefit) and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
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
Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $296 million within the next 12 months primarily as a result of the expected resolution with the IRS of certain U.S. federal income tax matters for fiscal years 2017 through 2019 related to transfer pricing adjustments, research and development credits and other items.
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
The following table summarizes the Company's total stock-based compensation expense recognized within Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	2025	2024
Stock options(1)	$71	$82	$147	$153
ESPPs	11	23	26	36
Restricted stock and restricted stock units	94	87	188	186
TOTAL STOCK-BASED COMPENSATION EXPENSE	$176	$192	$361	$375
(1)Expense for stock options includes the expense associated with stock appreciation rights.
STOCK OPTIONS
As of November 30, 2025, the Company had $478 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized within Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.6 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
As of November 30, 2025, the Company had $805 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized within Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.8 years.

NOTE 6 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share exclude restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an estimated additional 84.1 million and 81.4 million shares of common stock outstanding for the three months ended November 30, 2025 and 2024, respectively, and 84.3 million and 77.9 million shares of common stock outstanding for the six months ended November 30, 2025 and 2024, respectively, because the awards were assumed to be anti-dilutive.

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(In millions, except per share data)	2025	2024	2025	2024
Net income available to common stockholders	$792	$1,163	$1,519	$2,214
Determination of shares:
Weighted average common shares outstanding	1,479.5	1,486.8	1,478.1	1,492.3
Assumed conversion of dilutive stock options and awards	1.5	3.2	1.9	3.6
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,481.0	1,490.0	1,480.0	1,495.9
Earnings per common share:
Basic	$0.54	$0.78	$1.03	$1.48
Diluted	$0.53	$0.78	$1.03	$1.48

NOTE 7 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the three and six months ended November 30, 2025, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report.
The majority of derivatives outstanding as of November 30, 2025, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Chinese Yuan/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	NOVEMBER 30,	MAY 31,
(Dollars in millions)		2025	2025
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$155	$75
Foreign exchange forwards and options	Deferred income taxes and other assets	50	22
Interest rate swaps	Deferred income taxes and other assets	72	24
Total derivatives formally designated as hedging instruments		277	121
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	11	10
Total derivatives not designated as hedging instruments		11	10
TOTAL DERIVATIVE ASSETS		$288	$131

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	NOVEMBER 30,	MAY 31,
(Dollars in millions)		2025	2025
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$244	$216
Foreign exchange forwards and options	Deferred income taxes and other liabilities	69	142
Interest rate swaps	Deferred income taxes and other liabilities	—	3
Total derivatives formally designated as hedging instruments		313	361
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	15	10
Total derivatives not designated as hedging instruments		15	10
TOTAL DERIVATIVE LIABILITIES		$328	$371

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED NOVEMBER 30,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED NOVEMBER 30,
	2025	2024		2025	2024
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$4	$(29)	Revenues	$3	$(24)
Foreign exchange forwards and options	192	396	Cost of sales	—	50
Foreign exchange forwards and options	55	157	Other (income) expense, net	(19)	15
Interest rate swaps(2)	—	—	Interest (income) expense, net	(1)	(2)
TOTAL DESIGNATED CASH FLOW HEDGES	$251	$524		$(17)	$39
(1)For the three months ended November 30, 2025 and 2024, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest (income) expense, net over the term of the issued debt.

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	SIX MONTHS ENDED NOVEMBER 30,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	SIX MONTHS ENDED NOVEMBER 30,
	2025	2024		2025	2024
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$47	$(73)	Revenues	$(4)	$(45)
Foreign exchange forwards and options	39	298	Cost of sales	50	120
Foreign exchange forwards and options	7	128	Other (income) expense, net	(33)	45
Interest rate swaps(2)	—	—	Interest (income) expense, net	(3)	(4)
TOTAL DESIGNATED CASH FLOW HEDGES	$93	$353		$10	$116
(1)For the six months ended November 30, 2025 and 2024, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest (income) expense, net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES				LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$3	$6	$20	$6	Other (income) expense, net

CASH FLOW HEDGES
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $16.8 billion and $18.4 billion as of November 30, 2025 and May 31, 2025, respectively. Approximately $68 million of deferred net losses (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of November 30, 2025, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of November 30, 2025, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 33 months.
FAIR VALUE HEDGES
The total notional amount of outstanding interest rate swap contracts designated as fair value hedges was $2.4 billion as of November 30, 2025 and May 31, 2025.
UNDESIGNATED DERIVATIVE INSTRUMENTS
The total notional amount of outstanding undesignated derivative instruments was $4.6 billion and $4.0 billion as of November 30, 2025 and May 31, 2025, respectively.
CREDIT RISK
As of November 30, 2025, the Company was in compliance with all credit risk-related contingent features and considers the impact of the risk of counterparty default to be immaterial. For additional information related to the Company's derivative financial instruments and collateral, refer to Note 3 — Fair Value Measurements.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at August 31, 2025	$20	$(393)	$115	$(50)	$(308)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	(55)	247	—	1	193
Reclassifications to net income of previously deferred (gains) losses(2)(3)	—	11	—	—	11
Total other comprehensive income (loss)	(55)	258	—	1	204
Balance at November 30, 2025	$(35)	$(135)	$115	$(49)	$(104)
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

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2025	$(114)	$(207)	$115	$(52)	$(258)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	79	92	—	3	174
Reclassifications to net income of previously deferred (gains) losses(2)(3)	—	(20)	—	—	(20)
Total other comprehensive income (loss)	79	72	—	3	154
Balance at November 30, 2025	$(35)	$(135)	$115	$(49)	$(104)
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
For additional information related to the Company's cash flow hedges, refer to Note 7 — Risk Management and Derivatives.

NOTE 9 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues by reportable operating segment, disaggregated by major product line and distribution channel:

	THREE MONTHS ENDED NOVEMBER 30, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,542	$2,012	$954	$1,151	$—	$7,659	$255	$—	$7,914
Apparel	1,811	1,196	442	457	—	3,906	15	—	3,921
Equipment	280	184	27	59	—	550	5	—	555
Other	—	—	—	—	9	9	25	3	37
TOTAL REVENUES	$5,633	$3,392	$1,423	$1,667	$9	$12,124	$300	$3	$12,427
Revenues by:
Sales to Wholesale Customers	$3,550	$2,188	$767	$994	$—	$7,499	$143	$—	$7,642
Sales through Direct to Consumer	2,083	1,204	656	673	—	4,616	132	—	4,748
Other	—	—	—	—	9	9	25	3	37
TOTAL REVENUES	$5,633	$3,392	$1,423	$1,667	$9	$12,124	$300	$3	$12,427

	THREE MONTHS ENDED NOVEMBER 30, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,236	$1,982	$1,203	$1,234	$—	$7,655	$364	$—	$8,019
Apparel	1,693	1,136	472	437	—	3,738	26	—	3,764
Equipment	250	185	36	73	—	544	6	—	550
Other	—	—	—	—	13	13	33	(25)	21
TOTAL REVENUES	$5,179	$3,303	$1,711	$1,744	$13	$11,950	$429	$(25)	$12,354
Revenues by:
Sales to Wholesale Customers	$2,866	$2,120	$904	$1,030	$—	$6,920	$212	$—	$7,132
Sales through Direct to Consumer	2,313	1,183	807	714	—	5,017	184	—	5,201
Other	—	—	—	—	13	13	33	(25)	21
TOTAL REVENUES	$5,179	$3,303	$1,711	$1,744	$13	$11,950	$429	$(25)	$12,354

	SIX MONTHS ENDED NOVEMBER 30, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$6,761	$4,033	$2,063	$2,212	$—	$15,069	$574	$—	$15,643
Apparel	3,285	2,302	804	828	—	7,219	27	—	7,246
Equipment	607	388	68	117	—	1,180	13	—	1,193
Other	—	—	—	—	18	18	52	(5)	65
TOTAL REVENUES	$10,653	$6,723	$2,935	$3,157	$18	$23,486	$666	$(5)	$24,147
Revenues by:
Sales to Wholesale Customers	$6,286	$4,449	$1,660	$1,943	$—	$14,338	$337	$—	$14,675
Sales through Direct to Consumer	4,367	2,274	1,275	1,214	—	9,130	277	—	9,407
Other	—	—	—	—	18	18	52	(5)	65
TOTAL REVENUES	$10,653	$6,723	$2,935	$3,157	$18	$23,486	$666	$(5)	$24,147

	SIX MONTHS ENDED NOVEMBER 30, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$6,448	$3,934	$2,449	$2,286	$—	$15,117	$800	$—	$15,917
Apparel	3,024	2,129	832	785	—	6,770	43	—	6,813
Equipment	533	383	96	135	—	1,147	18	—	1,165
Other	—	—	—	—	27	27	69	(48)	48
TOTAL REVENUES	$10,005	$6,446	$3,377	$3,206	$27	$23,061	$930	$(48)	$23,943
Revenues by:
Sales to Wholesale Customers	$5,341	$4,194	$1,875	$1,920	$—	$13,330	$488	$—	$13,818
Sales through Direct to Consumer	4,664	2,252	1,502	1,286	—	9,704	373	—	10,077
Other	—	—	—	—	27	27	69	(48)	48
TOTAL REVENUES	$10,005	$6,446	$3,377	$3,206	$27	$23,061	$930	$(48)	$23,943
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
As of November 30, 2025 and May 31, 2025, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

NOTE 10 — SEGMENT INFORMATION
The Company's reportable operating segments reflect the structure of the Company's internal organization and the financial information the Chief Operating Decision Maker ("CODM"), the Company's Chief Executive Officer, regularly reviews to assess Company performance and allocate resources. The CODM evaluates the performance of the Company's segments and allocates resources based on earnings before interest and taxes ("EBIT"), which represents Net income before Interest (income) expense, net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income.
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

	THREE MONTHS ENDED NOVEMBER 30, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$5,633	$3,392	$1,423	$1,667	$9	$12,124	$300	$3	$12,427
Cost of Sales	3,335	1,925	836	964	152	7,212	176	(6)	7,382
Gross profit	2,298	1,467	587	703	(143)	4,912	124	9	5,045
Demand creation expense	473	334	145	109	185	1,246	24	3	1,273
Operating overhead expense	565	399	252	206	744	2,166	104	496	2,766
Total selling and administrative expense	1,038	733	397	315	929	3,412	128	499	4,039
Other segment items(1)	(1)	1	(1)	(1)	—	(2)	—	18	16
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$1,261	$733	$191	$389	$(1,072)	$1,502	$(4)	$(508)
Interest (income) expense, net									(9)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$999
Supplemental information:
Depreciation and amortization(2)	$33	37	10	13	55	148	2	29	$179
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
(2)The amounts of depreciation and amortization disclosed by segment are included within Cost of sales and Operating overhead expense, as applicable.

	THREE MONTHS ENDED NOVEMBER 30, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$5,179	$3,303	$1,711	$1,744	$13	$11,950	$429	$(25)	$12,354
Cost of Sales	2,896	1,788	957	977	147	6,765	222	(22)	6,965
Gross profit	2,283	1,515	754	767	(134)	5,185	207	(3)	5,389
Demand creation expense	382	313	135	98	147	1,075	43	4	1,122
Operating overhead expense	531	372	252	209	851	2,215	111	557	2,883
Total selling and administrative expense	913	685	387	307	998	3,290	154	561	4,005
Other segment items(1)	(1)	(1)	(8)	—	1	(9)	—	1	(8)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$1,371	$831	$375	$460	$(1,133)	$1,904	$53	$(565)
Interest (income) expense, net									(24)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$1,416
Supplemental information:
Depreciation and amortization(2)	$34	36	13	13	59	155	4	31	$190
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
(2)The amounts of depreciation and amortization disclosed by segment are included within Cost of sales and Operating overhead expense, as applicable.

	SIX MONTHS ENDED NOVEMBER 30, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$10,653	$6,723	$2,935	$3,157	$18	$23,486	$666	$(5)	$24,147
Cost of Sales	6,232	3,825	1,634	1,802	320	13,813	369	(23)	14,159
Gross profit	4,421	2,898	1,301	1,355	(302)	9,673	297	18	9,988
Demand creation expense	915	647	244	206	388	2,400	57	4	2,461
Operating overhead expense	1,112	781	490	414	1,575	4,372	206	1,016	5,594
Total selling and administrative expense	2,027	1,428	734	620	1,963	6,772	263	1,020	8,055
Other segment items(1)	(1)	2	(1)	(4)	(1)	(5)	(1)	45	39
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$2,395	$1,468	$568	$739	$(2,264)	$2,906	$35	$(1,047)
Interest (income) expense, net									(27)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$1,921
Supplemental information:
Depreciation and amortization(2)	$71	76	22	29	109	307	4	58	$369
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
(2)The amounts of depreciation and amortization disclosed by segment are included within Cost of sales and Operating overhead expense, as applicable.

	SIX MONTHS ENDED NOVEMBER 30, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$10,005	$6,446	$3,377	$3,206	$27	$23,061	$930	$(48)	$23,943
Cost of Sales	5,523	3,483	1,812	1,759	300	12,877	455	(35)	13,297
Gross profit	4,482	2,963	1,565	1,447	(273)	10,184	475	(13)	10,646
Demand creation expense	834	603	249	188	389	2,263	78	7	2,348
Operating overhead expense	1,060	738	492	397	1,697	4,384	224	1,097	5,705
Total selling and administrative expense	1,894	1,341	741	585	2,086	6,647	302	1,104	8,053
Other segment items(1)	1	(1)	(53)	—	1	(52)	(1)	(10)	(63)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$2,587	$1,623	$877	$862	$(2,360)	$3,589	$174	$(1,107)
Interest (income) expense, net									(67)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$2,723
Supplemental information:
Depreciation and amortization(2)	$70	71	26	24	116	307	8	63	$378
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
(2)The amounts of depreciation and amortization disclosed by segment are included within Cost of sales and Operating overhead expense, as applicable.

	NOVEMBER 30,	MAY 31,
(Dollars in millions)	2025	2025
INVENTORIES(1)
North America	$3,261	$3,198
Europe, Middle East & Africa	2,172	2,042
Greater China	1,074	951
Asia Pacific & Latin America	1,001	905
Global Brand Divisions	152	148
TOTAL NIKE BRAND	7,660	7,244
Converse	229	272
Corporate	(163)	(27)
TOTAL NIKE, INC. INVENTORIES	$7,726	$7,489
(1)Inventories as of November 30, 2025 and May 31, 2025 were substantially all finished goods.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
The Company issues bank guarantees and letters of credit primarily for real estate agreements, self-insurance programs, other general business obligations and legal matters. As of November 30, 2025 and May 31, 2025, the Company had outstanding bank guarantees and letters of credit of approximately $0.9 billion. Subsequent to November 30, 2025, the Company issued approximately $0.3 billion in additional guarantees resulting in total guarantees and letters of credit of approximately $1.2 billion as of the date of this report.
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
BELGIAN CUSTOMS CLAIM
The Company has received claims for certain years from Belgian Customs Authorities for alleged underpaid duties related to products imported beginning in fiscal 2018. The Company disputes these claims and has engaged in the appellate process. The Company has issued bank guarantees in order to appeal the claims. At this time, the Company is unable to estimate the range of loss and cannot predict the final outcome as it could take several years to reach a resolution on this matter. If this matter is ultimately resolved against the Company, the amounts owed, including fines, penalties and other consequences relating to the matter, could have a material adverse effect on the Company's results of operations, financial position and cash flows.
NOTE 12 — SUPPLIER FINANCE PROGRAMS
Certain financial institutions offer voluntary supplier finance programs facilitated through a third-party platform that provide participating suppliers the option to finance valid payment obligations from the Company. The Company is not a party to agreements negotiated between participating suppliers and third-party financial institutions. The Company's obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in these programs and the Company does not provide guarantees to third parties in connection with these programs. As of November 30, 2025 and May 31, 2025, the Company had $1,164 million and $1,101 million, respectively, of outstanding supplier obligations confirmed as valid under these programs. These amounts are included within Accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

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
QUARTERLY FINANCIAL HIGHLIGHTS
•NIKE, Inc. Revenues were $12.4 billion for the second quarter of fiscal 2026, up 1% on a reported basis.
•NIKE Brand wholesale revenues were $7.5 billion for the second quarter of fiscal 2026 compared to $6.9 billion for the second quarter of fiscal 2025, primarily driven by an increase in North America, partially offset by declines in Greater China and Asia Pacific & Latin America ("APLA").
•NIKE Direct revenues were $4.6 billion for the second quarter of fiscal 2026 compared to $5.0 billion for the second quarter of fiscal 2025, primarily driven by a decrease in traffic in NIKE Brand Digital.
•Gross margin for the second quarter of fiscal 2026 decreased 300 basis points to 40.6% primarily due to higher tariffs in North America.
•Inventories as of November 30, 2025, were $7.7 billion, an increase of 3% compared to May 31, 2025, driven by increased product costs including higher tariffs in North America.
•We returned approximately $598 million to our shareholders in the second quarter of fiscal 2026 through dividends.
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
Despite these factors, we are focused on driving distinction within key sports, building a complete product portfolio, creating stories to inspire and emotionally connect with consumers, and elevating and growing the entire marketplace as we continue to take actions across the following areas:
•Product Management: Accelerating product innovation and reducing the supply of certain footwear products in the marketplace to rebalance the mix of our footwear portfolio.
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

Our reportable operating segments are at different stages of progress against these actions and therefore, the timing of financial impacts have varied and we expect will continue to vary by segment. These actions have had, and in the future will have, a negative impact on our Revenues and overall profitability. North America has made the most progress against these actions, while Greater China and Converse will take more time. In Greater China, a trend of declining store traffic, elevated promotional activity and higher levels of inventory across the marketplace are negatively impacting revenues and overall profitability, while Converse is in the midst of a strategic reset of the brand and marketplace. We expect negative impacts from Greater China and Converse to continue throughout fiscal 2026. However, we believe these product, marketplace and brand management actions taken across our portfolio will reignite brand momentum and reposition our business to drive long-term shareholder value.
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
Earnings Before Interest and Taxes ("EBIT"): Calculated as Net income before Interest (income) expense, net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income. Total NIKE, Inc. EBIT for the three and six months ended November 30, 2025 and November 30, 2024 are as follows:

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	2025	2024
Net income	$792	$1,163	$1,519	$2,214
Add: Interest (income) expense, net	(9)	(24)	(27)	(67)
Add: Income tax expense	207	253	402	509
EARNINGS BEFORE INTEREST AND TAXES	$990	$1,392	$1,894	$2,656
EBIT margin: Calculated as total NIKE, Inc. EBIT divided by total NIKE, Inc. Revenues. Our EBIT margin calculations for the three and six months ended November 30, 2025 and November 30, 2024 are as follows:

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	2025	2024
Numerator
Earnings before interest and taxes	$990	$1,392	$1,894	$2,656
Denominator
Total NIKE, Inc. Revenues	$12,427	$12,354	$24,147	$23,943
EBIT MARGIN	8.0%	11.3%	7.8%	11.1%
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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions, except per share data)	2025	2024	% CHANGE	2025	2024	% CHANGE
Revenues	$12,427	$12,354	1%	$24,147	$23,943	1%
Cost of sales	7,382	6,965	6%	14,159	13,297	6%
Gross profit	5,045	5,389	-6%	9,988	10,646	-6%
Gross margin	40.6%	43.6%		41.4%	44.5%
Demand creation expense	1,273	1,122	13%	2,461	2,348	5%
Operating overhead expense	2,766	2,883	-4%	5,594	5,705	-2%
Total selling and administrative expense	4,039	4,005	1%	8,055	8,053	0%
% of revenues	32.5%	32.4%		33.4%	33.6%
Interest (income) expense, net	(9)	(24)	—	(27)	(67)	—
Other (income) expense, net	16	(8)	—	39	(63)	—
Income before income taxes	999	1,416	-29%	1,921	2,723	-29%
Income tax expense	207	253	-18%	402	509	-21%
Effective tax rate	20.7%	17.9%		20.9%	18.7%
NET INCOME	$792	$1,163	-32%	$1,519	$2,214	-31%
Diluted earnings per common share	$0.53	$0.78	-32%	$1.03	$1.48	-30%
CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$7,659	$7,655	0%	-1%	$15,069	$15,117	0%	-2%
Apparel	3,906	3,738	4%	4%	7,219	6,770	7%	5%
Equipment	550	544	1%	0%	1,180	1,147	3%	1%
Global Brand Divisions(2)	9	13	-31%	-23%	18	27	-33%	-32%
TOTAL NIKE BRAND REVENUES	12,124	11,950	1%	1%	23,486	23,061	2%	1%
Converse	300	429	-30%	-31%	666	930	-28%	-29%
Corporate(3)	3	(25)	—	—	(5)	(48)	—	—
TOTAL NIKE, INC. REVENUES	$12,427	$12,354	1%	0%	$24,147	$23,943	1%	-1%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$7,499	$6,920	8%	8%	$14,338	$13,330	8%	6%
Sales through NIKE Direct	4,616	5,017	-8%	-9%	9,130	9,704	-6%	-7%
Global Brand Divisions(2)	9	13	-31%	-23%	18	27	-33%	-32%
TOTAL NIKE BRAND REVENUES	$12,124	$11,950	1%	1%	$23,486	$23,061	2%	1%
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

SECOND QUARTER OF FISCAL 2026 COMPARED TO SECOND QUARTER OF FISCAL 2025
•NIKE, Inc. Revenues for the second quarter of fiscal 2026 were $12.4 billion, up 1% on a reported basis. On a currency-neutral basis, NIKE, Inc. Revenues were flat, primarily due to higher revenues in North America, which increased NIKE, Inc. Revenues by approximately 4 percentage points. Lower revenues in Greater China, Converse and APLA reduced NIKE, Inc. Revenues by approximately 2, 1 and 1 percentage points, respectively.
•NIKE Brand revenues increased 1% on both a reported and currency-neutral basis.
•NIKE Brand footwear revenues decreased 1% on a currency-neutral basis. Unit sales of footwear were flat, while lower average selling price ("ASP") per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to channel mix and higher discounts, partially offset by product mix and strategic pricing.
•NIKE Brand apparel revenues increased 4% on a currency-neutral basis. Unit sales of apparel increased 4%, while ASP per unit was flat as higher discounts and channel mix were offset primarily by product mix.
•NIKE Brand wholesale revenues increased 8% on both a reported and currency-neutral basis. The increase on a currency-neutral basis was driven by higher revenues in North America, partially offset by lower revenues in Greater China and APLA.
•NIKE Direct revenues were $4.6 billion for the second quarter of fiscal 2026, down 8% on a reported basis and down 9% on a currency-neutral basis, due to declines in NIKE Brand Digital sales of 14% and declines in NIKE stores sales of 3%. NIKE Brand Digital sales were $2.4 billion for the second quarter of fiscal 2026 compared to $2.8 billion for the second quarter of fiscal 2025, with declines primarily due to reduced traffic. Comparable store sales decreased 3%. For additional information regarding comparable store sales, including the definition, see "Comparable Store Sales".
FIRST SIX MONTHS OF FISCAL 2026 COMPARED TO FIRST SIX MONTHS OF FISCAL 2025
•NIKE, Inc. Revenues for the first six months of fiscal 2026 were $24.1 billion, up 1% on a reported basis. On a currency-neutral basis, NIKE, Inc. Revenues decreased 1%, primarily due to lower revenues in Greater China, Converse and APLA, which reduced NIKE, Inc. Revenues by approximately 2, 1 and 1 percentage points, respectively. Higher revenues in North America increased NIKE, Inc. Revenues by approximately 3 percentage points.
•NIKE Brand revenues increased 2% on a reported basis and 1% on a currency-neutral basis.
•NIKE Brand footwear revenues decreased 2% on a currency-neutral basis. Unit sales of footwear increased 1%, while lower ASP per pair reduced footwear revenues by approximately 3 percentage points. Lower ASP per pair was primarily due to channel mix and higher discounts, partially offset by product mix and strategic pricing.
•NIKE Brand apparel revenues increased 5% on a currency-neutral basis. Unit sales of apparel increased 7%, while lower ASP per unit reduced apparel revenues by approximately 2 percentage points. Lower ASP per unit was primarily due to higher discounts and channel mix, partially offset by product mix.
•NIKE Brand wholesale revenues increased 8% on a reported basis and 6% on a currency-neutral basis. The increase on a currency-neutral basis was driven by higher revenues in North America and Europe, Middle East & Africa ("EMEA") and APLA, partially offset by lower revenues in Greater China.
•NIKE Direct revenues were $9.1 billion for the first six months of fiscal 2026, down 6% on a reported basis and down 7% on a currency-neutral basis, due to declines in NIKE Brand Digital sales of 13% and declines in NIKE stores sales of 2%. NIKE Brand Digital sales were $4.5 billion in the second quarter of fiscal 2026 compared to $5.1 billion in the second quarter of fiscal 2025, with declines primarily due to reduced traffic. Comparable store sales decreased 2%.

GROSS MARGIN

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	% CHANGE	2025	2024	% CHANGE
Gross profit	$5,045	$5,389	-6%	$9,988	$10,646	-6%
Gross margin	40.6%	43.6%	-300 bps	41.4%	44.5%	-310 bps
SECOND QUARTER OF FISCAL 2026 COMPARED TO SECOND QUARTER OF FISCAL 2025
Consolidated gross margin was 300 basis points lower than the prior year primarily due to:
•Higher NIKE Brand product costs (decreasing gross margin approximately 360 basis points), primarily due to higher tariffs in North America;
•Lower NIKE Brand ASP (decreasing gross margin approximately 50 basis points), primarily due to channel mix and higher discounts, partially offset by strategic pricing; and
•Lower gross margin from Converse (decreasing gross margin approximately 20 basis points).
This was partially offset by:
•Lower warehousing and logistics costs (increasing gross margin approximately 50 basis points), primarily due to channel mix;
•Favorable changes in net foreign currency exchange rates, including hedges (increasing gross margin approximately 40 basis points); and
•Lower other costs (increasing gross margin approximately 40 points), primarily due to lower inventory obsolescence reserves.
FIRST SIX MONTHS OF FISCAL 2026 COMPARED TO FIRST SIX MONTHS OF FISCAL 2025
Consolidated gross margin was 310 basis points lower than the prior year primarily due to:
•Higher NIKE Brand product costs (decreasing gross margin approximately 230 basis points), primarily due to higher tariffs in North America;
•Lower NIKE Brand ASP (decreasing gross margin approximately 150 basis points), primarily due to channel mix and higher discounts, partially offset by strategic pricing; and
•Lower gross margin from Converse (decreasing gross margin approximately 30 basis points).
This was partially offset by:
•Lower warehousing and logistics costs (increasing gross margin approximately 50 basis points), primarily due to channel mix; and
•Favorable changes in net foreign currency exchange rates, including hedges (increasing gross margin approximately 30 basis points).
TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	% CHANGE	2025	2024	% CHANGE
Demand creation expense(1)	$1,273	$1,122	13%	$2,461	$2,348	5%
Operating overhead expense(2)	2,766	2,883	-4%	5,594	5,705	-2%
Total selling and administrative expense	$4,039	$4,005	1%	$8,055	$8,053	—%
% of revenues	32.5%	32.4%	10 bps	33.4%	33.6%	-20 bps
(1)Demand creation expense consists of brand marketing expense and sports marketing expense. Brand marketing expense includes advertising and promotion costs such as production and media costs, digital marketing expense, brand events and retail brand presentation costs. Sports marketing expense includes expenses related to endorsement contracts, complimentary product and sports marketing events.
(2)Operating overhead expense consists primarily of wage and benefit-related expenses and other administrative costs, such as research and development costs, bad debt expense, rent, depreciation and amortization and costs related to professional services, certain technology investments, meetings and travel.

SECOND QUARTER OF FISCAL 2026 COMPARED TO SECOND QUARTER OF FISCAL 2025
Demand creation expense increased 13% due to higher brand marketing expense and higher sports marketing expense. Changes in foreign currency exchange rates increased Demand creation expense by approximately 1 percentage point.
Operating overhead expense decreased 4% due to lower wage-related expense and lower other administrative costs. Changes in foreign currency exchange rates increased Operating overhead expense by approximately 1 percentage point.
FIRST SIX MONTHS OF FISCAL 2026 COMPARED TO FIRST SIX MONTHS OF FISCAL 2025
Demand creation expense increased 5% primarily due to higher sports marketing expense. Changes in foreign currency exchange rates increased Demand creation expense by approximately 1 percentage point.
Operating overhead expense decreased 2% due to lower other administrative costs, partially offset by higher wage-related expense. Changes in foreign currency exchange rates increased Operating overhead expense by approximately 1 percentage point.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	2025	2024
Other (income) expense, net	$16	$(8)	$39	$(63)
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions outside the normal course of business.
SECOND QUARTER OF FISCAL 2026 COMPARED TO SECOND QUARTER OF FISCAL 2025
Other (income) expense, net decreased from $8 million of other income, net, to $16 million of other expense, net, primarily due to an unfavorable net change in foreign currency conversion gains and losses, including hedges.
FIRST SIX MONTHS OF FISCAL 2026 COMPARED TO FIRST SIX MONTHS OF FISCAL 2025
Other (income) expense, net decreased from $63 million of other income, net, to $39 million of other expense, net, primarily due to an unfavorable net change in foreign currency conversion gains and losses, including hedges.
INCOME TAXES

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
	2025	2024	% CHANGE	2025	2024	% CHANGE
Effective tax rate	20.7%	17.9%	280 bps	20.9%	18.7%	220 bps
SECOND QUARTER OF FISCAL 2026 COMPARED TO SECOND QUARTER OF FISCAL 2025
Our effective tax rate increased from 17.9% to 20.7%, primarily due to changes in earnings mix.
FIRST SIX MONTHS OF FISCAL 2026 COMPARED TO FIRST SIX MONTHS OF FISCAL 2025
Our effective tax rate increased from 18.7% to 20.9%, primarily due to changes in earnings mix and decreased benefits from stock-based compensation.
For additional information, refer to Note 4 — Income Taxes within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SEGMENT INFORMATION
See Note 10 — Segment Information in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for a description of our segments and related information.
The breakdown of Revenues is as follows:

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$5,633	$5,179	9%	9%	$10,653	$10,005	6%	7%
Europe, Middle East & Africa	3,392	3,303	3%	-1%	6,723	6,446	4%	0%
Greater China	1,423	1,711	-17%	-16%	2,935	3,377	-13%	-13%
Asia Pacific & Latin America	1,667	1,744	-4%	-4%	3,157	3,206	-2%	-2%
Global Brand Divisions(2)	9	13	-31%	-23%	18	27	-33%	-32%
TOTAL NIKE BRAND	12,124	11,950	1%	1%	23,486	23,061	2%	1%
Converse	300	429	-30%	-31%	666	930	-28%	-29%
Corporate(3)	3	(25)	—	—	(5)	(48)	—	—
TOTAL NIKE, INC. REVENUES	$12,427	$12,354	1%	0%	$24,147	$23,943	1%	-1%
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
The breakdown of EBIT is as follows:

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	% CHANGE	2025	2024	% CHANGE
North America	$1,261	$1,371	-8%	$2,395	$2,587	-7%
Europe, Middle East & Africa	733	831	-12%	1,468	1,623	-10%
Greater China	191	375	-49%	568	877	-35%
Asia Pacific & Latin America	389	460	-15%	739	862	-14%
Global Brand Divisions	(1,072)	(1,133)	5%	(2,264)	(2,360)	4%
TOTAL NIKE BRAND(1)	1,502	1,904	-21%	2,906	3,589	-19%
Converse	(4)	53	-108%	35	174	-80%
Corporate	(508)	(565)	10%	(1,047)	(1,107)	5%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES(1)	990	1,392	-29%	1,894	2,656	-29%
EBIT margin(1)	8.0%	11.3%		7.8%	11.1%
Interest (income) expense, net	(9)	(24)	—	(27)	(67)	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$999	$1,416	-29%	$1,921	$2,723	-29%
(1)Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT margin represent non-GAAP financial measures. For additional information, see "Use of Non-GAAP Financial Measures".

NORTH AMERICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$3,542	$3,236	9%	9%	$6,761	$6,448	5%	5%
Apparel	1,811	1,693	7%	7%	3,285	3,024	9%	9%
Equipment	280	250	12%	12%	607	533	14%	14%
TOTAL REVENUES	$5,633	$5,179	9%	9%	$10,653	$10,005	6%	7%
Revenues by:
Sales to Wholesale Customers	$3,550	$2,866	24%	24%	$6,286	$5,341	18%	18%
Sales through NIKE Direct	2,083	2,313	-10%	-10%	4,367	4,664	-6%	-6%
TOTAL REVENUES	$5,633	$5,179	9%	9%	$10,653	$10,005	6%	7%
Cost of Sales	3,335	2,896	15%		6,232	5,523	13%
Gross profit	2,298	2,283	1%		4,421	4,482	-1%
Gross margin	40.8%	44.1%	-330 bps		41.5%	44.8%	-330 bps
Demand creation expense	473	382	24%		915	834	10%
Operating overhead expense	565	531	6%		1,112	1,060	5%
Total selling and administrative expense	1,038	913	14%		2,027	1,894	7%
Other segment items	(1)	(1)	—		(1)	1	—
EARNINGS BEFORE INTEREST AND TAXES	$1,261	$1,371	-8%		$2,395	$2,587	-7%
SECOND QUARTER OF FISCAL 2026 COMPARED TO SECOND QUARTER OF FISCAL 2025
•North America revenues increased 9% on a currency-neutral basis. Wholesale revenues increased 24%, primarily driven by the impacts of our marketplace management actions in both the current and prior year, expanded distribution in the current year, as well as shipment growth to existing partners. NIKE Direct revenues decreased 10% due to declines in digital sales of 16% and declines in store sales of 2%. Comparable store sales decreased 1%.
•Footwear revenues increased 9% on a currency-neutral basis. Unit sales of footwear increased 14%, while lower ASP per pair reduced footwear revenues by approximately 5 percentage points. Lower ASP per pair was primarily due to channel mix, partially offset by product mix and strategic pricing.
•Apparel revenues increased 7% on a currency-neutral basis. Unit sales of apparel increased 3%, while higher ASP per unit contributed approximately 4 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to product mix and lower discounts, partially offset by channel mix.
Reported EBIT decreased 8% reflecting higher reported revenues more than offset by:
•Gross margin contraction of 330 basis points, primarily due to new tariffs, partially offset by lower warehousing and logistics costs due to channel mix, and lower inventory obsolescence reserves. ASP was flat as product mix and strategic pricing were offset primarily by channel mix.
•Demand creation expense increased 24% due to higher brand marketing expense and higher sports marketing expense.
•Operating overhead expense increased 6% due to higher other administrative costs and higher wage-related expense.
FIRST SIX MONTHS OF FISCAL 2026 COMPARED TO FIRST SIX MONTHS OF FISCAL 2025
•North America revenues increased 7% on a currency-neutral basis. Wholesale revenues increased 18%, primarily driven by the impacts of our marketplace management actions and expanded distribution in the current year. NIKE Direct revenues decreased 6% due to declines in digital sales of 13% and declines in store sales of 1%. Comparable store sales decreased 1%.
•Footwear revenues increased 5% on a currency-neutral basis. Unit sales of footwear increased 10%, while lower ASP per pair reduced footwear revenues by approximately 5 percentage points. Lower ASP per pair was primarily due to channel mix and higher discounts, partially offset by strategic pricing.

•Apparel revenues increased 9% on a currency-neutral basis. Unit sales of apparel increased 9%, while ASP per unit was flat as product mix and lower discounts were primarily offset by channel mix.
Reported EBIT decreased 7% reflecting higher reported revenues more than offset by the following:
•Gross margin contraction of 330 basis points, primarily due to new tariffs and lower ASP, partially offset by lower warehousing and logistics costs due to channel mix and lower inventory obsolescence reserves. Lower ASP primarily reflects channel mix and higher discounts, partially offset by strategic pricing.
•Demand creation expense increased 10% due to higher brand marketing expense and higher sports marketing expense.
•Operating overhead expense increased 5% due to higher wage-related expense and higher other administrative costs.
EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$2,012	$1,982	2%	-2%	$4,033	$3,934	3%	-2%
Apparel	1,196	1,136	5%	1%	2,302	2,129	8%	3%
Equipment	184	185	-1%	-5%	388	383	1%	-4%
TOTAL REVENUES	$3,392	$3,303	3%	-1%	$6,723	$6,446	4%	0%
Revenues by:
Sales to Wholesale Customers	$2,188	$2,120	3%	0%	$4,449	$4,194	6%	2%
Sales through NIKE Direct	1,204	1,183	2%	-3%	2,274	2,252	1%	-4%
TOTAL REVENUES	$3,392	$3,303	3%	-1%	$6,723	$6,446	4%	0%
Cost of Sales	1,925	1,788	8%		3,825	3,483	10%
Gross profit	1,467	1,515	-3%		2,898	2,963	-2%
Gross margin	43.2%	45.9%	-270 bps		43.1%	46.0%	-290 bps
Demand creation expense	334	313	7%		647	603	7%
Operating overhead expense	399	372	7%		781	738	6%
Total selling and administrative expense	733	685	7%		1,428	1,341	6%
Other segment items	1	(1)	—		2	(1)	—
EARNINGS BEFORE INTEREST AND TAXES	$733	$831	-12%		$1,468	$1,623	-10%
SECOND QUARTER OF FISCAL 2026 COMPARED TO SECOND QUARTER OF FISCAL 2025
•EMEA revenues decreased 1% on a currency-neutral basis. Wholesale revenues were flat. NIKE Direct revenues decreased 3% due to declines in digital sales of 2% and declines in store sales of 5%. Comparable store sales decreased 3%.
•Footwear revenues decreased 2% on a currency-neutral basis. Unit sales of footwear were flat, while lower ASP per pair reduced footwear revenues by approximately 2 percentage points. Lower ASP per pair was primarily due to higher discounts, partially offset by product mix.
•Apparel revenues increased 1% on a currency-neutral basis. Unit sales of apparel increased 7%, while lower ASP per unit reduced apparel revenues by approximately 6 percentage points. Lower ASP per unit was primarily due to higher discounts and product mix.
Reported EBIT decreased 12% reflecting higher reported revenues more than offset by:
•Gross margin contraction of 270 basis points, primarily due to lower ASP, reflecting higher discounts and higher product costs, partially offset by lower warehousing and logistics costs and lower inventory obsolescence reserves.
•Demand creation expense increased 7% primarily due to higher brand marketing expense and unfavorable changes in foreign currency exchange rates.
•Operating overhead expense increased 7% primarily due to unfavorable changes in foreign currency exchange rates.

FIRST SIX MONTHS OF FISCAL 2026 COMPARED TO FIRST SIX MONTHS OF FISCAL 2025
•EMEA revenues were flat on a currency-neutral basis. Wholesale revenues increased 2%. NIKE Direct revenues decreased 4% due to declines in digital sales of 7% and declines in store sales of 2%. Comparable store sales increased 1%.
•Footwear revenues decreased 2% on a currency-neutral basis. Unit sales of footwear increased 2%, while lower ASP per pair reduced footwear revenues by approximately 4 percentage points. Lower ASP per pair was primarily due to higher discounts, partially offset by product mix.
•Apparel revenues increased 3% on a currency-neutral basis. Unit sales of apparel increased 8%, while lower ASP per unit reduced apparel revenues by approximately 5 percentage points. Lower ASP per unit was primarily due to higher discounts.
Reported EBIT decreased 10% reflecting higher reported revenues more than offset by:
•Gross margin contraction of 290 basis points, primarily due to lower ASP, reflecting higher discounts and higher product costs, partially offset by lower warehousing and logistics costs and lower inventory obsolescence reserves.
•Demand creation expense increased 7% due to unfavorable changes in foreign currency exchange rates and higher sports marketing expense, partially offset by lower brand marketing expense, reflecting higher investment in key sports events in the prior year.
•Operating overhead expense increased 6% primarily due to unfavorable changes in foreign currency exchange rates.
GREATER CHINA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$954	$1,203	-21%	-20%	$2,063	$2,449	-16%	-16%
Apparel	442	472	-6%	-6%	804	832	-3%	-3%
Equipment	27	36	-25%	-24%	68	96	-29%	-30%
TOTAL REVENUES	$1,423	$1,711	-17%	-16%	$2,935	$3,377	-13%	-13%
Revenues by:
Sales to Wholesale Customers	$767	$904	-15%	-15%	$1,660	$1,875	-11%	-12%
Sales through NIKE Direct	656	807	-19%	-18%	1,275	1,502	-15%	-15%
TOTAL REVENUES	$1,423	$1,711	-17%	-16%	$2,935	$3,377	-13%	-13%
Cost of Sales	836	957	-13%		1,634	1,812	-10%
Gross profit	587	754	-22%		1,301	1,565	-17%
Gross margin	41.3%	44.1%	-280 bps		44.3%	46.3%	-200 bps
Demand creation expense	145	135	7%		244	249	-2%
Operating overhead expense	252	252	0%		490	492	0%
Total selling and administrative expense	397	387	3%		734	741	-1%
Other segment items	(1)	(8)	—		(1)	(53)	—
EARNINGS BEFORE INTEREST AND TAXES	$191	$375	-49%		$568	$877	-35%
SECOND QUARTER OF FISCAL 2026 COMPARED TO SECOND QUARTER OF FISCAL 2025
•Greater China revenues decreased 16% on a currency-neutral basis. Wholesale revenues decreased 15%. NIKE Direct revenues decreased 18% due to declines in digital sales of 36% and declines in store sales of 5%. Comparable store sales decreased 7%.
•Footwear revenues decreased 20% on a currency-neutral basis. Unit sales of footwear decreased 20%, while ASP per pair was flat as channel mix was offset by lower discounts.
•Apparel revenues decreased 6% on a currency-neutral basis. Unit sales of apparel decreased 12%, while higher ASP per unit increased apparel revenues by approximately 6 percentage points. Higher ASP per unit was primarily due to product mix, lower discounts and channel mix.

Reported EBIT decreased 49% reflecting lower reported revenues and the following:
•Gross margin contraction of 280 basis points, primarily due to higher inventory obsolescence reserves and higher product costs, driven by product mix, partially offset by higher ASP.
•Demand creation expense increased 7%, primarily due to higher brand marketing expense.
•Operating overhead expense was flat as higher wage-related expense was offset by lower other administrative costs.
FIRST SIX MONTHS OF FISCAL 2026 COMPARED TO FIRST SIX MONTHS OF FISCAL 2025
•Greater China revenues decreased 13% on a currency-neutral basis. Wholesale revenues decreased 12%. NIKE Direct revenues decreased 15% due to declines in digital sales of 33% and declines in store sales of 5%. Comparable store sales decreased 6%.
•Footwear revenues decreased 16% on a currency-neutral basis. Unit sales of footwear decreased 15%, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to channel mix.
•Apparel revenues decreased 3% on a currency-neutral basis. Unit sales of apparel decreased 6%, while higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to product mix, partially offset by higher discounts.
Reported EBIT decreased 35% reflecting lower reported revenues and the following:
•Gross margin contraction of 200 basis points, primarily due to higher inventory obsolescence reserves and higher product costs, driven by product mix.
•Demand creation expense decreased 2%, primarily due to lower brand marketing expense, reflecting higher investment in key sports events in the prior year.
•Operating overhead expense was flat as lower other administrative costs were offset by higher wage-related expense.
ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,151	$1,234	-7%	-7%	$2,212	$2,286	-3%	-3%
Apparel	457	437	5%	6%	828	785	5%	6%
Equipment	59	73	-19%	-18%	117	135	-13%	-13%
TOTAL REVENUES	$1,667	$1,744	-4%	-4%	$3,157	$3,206	-2%	-2%
Revenues by:
Sales to Wholesale Customers	$994	$1,030	-3%	-3%	$1,943	$1,920	1%	1%
Sales through NIKE Direct	673	714	-6%	-5%	1,214	1,286	-6%	-6%
TOTAL REVENUES	$1,667	$1,744	-4%	-4%	$3,157	$3,206	-2%	-2%
Cost of Sales	964	977	-1%		1,802	1,759	2%
Gross profit	703	767	-8%		1,355	1,447	-6%
Gross margin	42.2%	44.0%	-180 bps		42.9%	45.1%	-220 bps
Demand creation expense	109	98	11%		206	188	10%
Operating overhead expense	206	209	-1%		414	397	4%
Total selling and administrative expense	315	307	3%		620	585	6%
Other segment items	(1)	—	—		(4)	—	—
EARNINGS BEFORE INTEREST AND TAXES	$389	$460	-15%		$739	$862	-14%

SECOND QUARTER OF FISCAL 2026 COMPARED TO SECOND QUARTER OF FISCAL 2025
•APLA revenues decreased 4% on a currency-neutral basis primarily due to lower revenues in Southeast Asia & India ("SEA&I"), Japan and Korea, partially offset by higher revenues in Pacific and Central & South America ("CASA"). Wholesale revenues decreased 3%. NIKE Direct revenues decreased 5% due to declines in digital sales of 10%, partially offset by an increase in store sales of 1%. Comparable store sales decreased 3%.
•Footwear revenues decreased 7% on a currency-neutral basis. Unit sales of footwear decreased 7%, while ASP per pair was flat as product mix and strategic pricing were offset primarily by higher discounts.
•Apparel revenues increased 6% on a currency-neutral basis. Unit sales of apparel increased 7%, while lower ASP per unit reduced apparel revenues by approximately 1 percentage point. Lower ASP per unit was primarily due to higher discounts and channel mix, partially offset by product mix and strategic pricing.
Reported EBIT decreased 15% reflecting lower reported revenues and the following:
•Gross margin contraction of approximately 180 basis points, primarily due to higher product costs and unfavorable changes in standard foreign currency exchange rates.
•Demand creation expense increased 11%, primarily due to higher sports marketing expense and higher brand marketing expense.
•Operating overhead expense decreased 1%, primarily due to lower other administrative costs, partially offset by higher wage-related expense.
FIRST SIX MONTHS OF FISCAL 2026 COMPARED TO FIRST SIX MONTHS OF FISCAL 2025
•APLA revenues decreased 2% on a currency-neutral basis primarily due to lower revenues in SEA&I, Korea and Japan, partially offset by higher revenues in CASA and Pacific. Wholesale revenues increased 1%. NIKE Direct revenues decreased 6% due to declines in digital sales of 9% and declines in store sales of 2%. Comparable store sales decreased 5%.
•Footwear revenues decreased 3% on a currency-neutral basis. Unit sales of footwear decreased 2%, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to higher discounts and channel mix.
•Apparel revenues increased 6% on a currency-neutral basis. Unit sales of apparel increased 8%, while lower ASP per unit reduced apparel revenues by approximately 2 percentage points. Lower ASP per unit was primarily due to higher discounts and channel mix, partially offset by product mix and strategic pricing.
Reported EBIT decreased 14% reflecting lower reported revenues and the following:
•Gross margin contraction of approximately 220 basis points, primarily due to lower ASP, unfavorable changes in standard foreign currency exchange rates and higher product costs.
•Demand creation expense increased 10%, primarily due to higher sports marketing expense and higher brand marketing expense.
•Operating overhead expense increased 4%, primarily due to higher wage-related expense.
GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	% CHANGE	2025	2024	% CHANGE
Revenues	$9	$13	-31%	$18	$27	-33%
Cost of Sales	152	147	3%	320	300	7%
Gross profit	(143)	(134)	-7%	(302)	(273)	-11%
Demand creation expense	185	147	26%	388	389	0%
Operating overhead expense	744	851	-13%	1,575	1,697	-7%
Total selling and administrative expense	929	998	-7%	1,963	2,086	-6%
Other segment items	—	1	—	(1)	1	—
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$(1,072)	$(1,133)	5%	$(2,264)	$(2,360)	4%

Global Brand Divisions primarily represents costs, including product creation and design expenses, that are centrally managed for the NIKE Brand, as well as costs associated with NIKE Direct global digital operations and enterprise technology. Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment.
SECOND QUARTER OF FISCAL 2026 COMPARED TO SECOND QUARTER OF FISCAL 2025
Global Brand Divisions' loss before interest and taxes decreased 5%, primarily due to lower Operating overhead expense, partially offset by higher Demand creation expense. Demand creation expense increased 26%, primarily due to higher brand marketing expense and higher sports marketing expense. Operating overhead expense decreased 13%, primarily due to lower wage-related expense and lower other administrative costs.
FIRST SIX MONTHS OF FISCAL 2026 COMPARED TO FIRST SIX MONTHS OF FISCAL 2025
Global Brand Divisions' loss before interest and taxes decreased 4%, primarily due to lower Operating overhead expense. Demand creation expense was flat as lower brand marketing expense, reflecting higher investment in key sports events in the prior year, was offset by higher sports marketing expense. Operating overhead expense decreased 7%, primarily due to lower other administrative costs and lower wage-related expense.
CONVERSE

	THREE MONTHS ENDED NOVEMBER 30,				SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2025	2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$255	$364	-30%	-31%	$574	$800	-28%	-29%
Apparel	15	$26	-42%	-41%	27	$43	-37%	-38%
Equipment	5	$6	-17%	-19%	13	$18	-28%	-29%
Other(1)	25	$33	-24%	-24%	52	$69	-25%	-26%
TOTAL REVENUES	$300	$429	-30%	-31%	$666	$930	-28%	-29%
Revenues by:
Sales to Wholesale Customers	$143	$212	-33%	-34%	$337	$488	-31%	-32%
Sales through Direct to Consumer	132	$184	-28%	-29%	277	$373	-26%	-27%
Other(1)	25	$33	-24%	-25%	52	$69	-25%	-25%
TOTAL REVENUES	$300	$429	-30%	-31%	$666	$930	-28%	-29%
Cost of Sales	176	222	-21%		369	455	-19%
Gross profit	124	207	-40%		297	475	-37%
Gross margin	41.3%	48.3%	-700 bps		44.6%	51.1%	-650 bps
Demand creation expense	24	43	-44%		57	78	-27%
Operating overhead expense	104	111	-6%		206	224	-8%
Total selling and administrative expense	128	154	-17%		263	302	-13%
Other segment items	—	—	—		(1)	(1)	—
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$(4)	$53	-108%		$35	$174	-80%
(1)Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights.
SECOND QUARTER OF FISCAL 2026 COMPARED TO SECOND QUARTER OF FISCAL 2025
•Converse revenues decreased 31% on a currency-neutral basis driven by declines in all territories. Unit sales decreased 26%, while lower ASP reduced revenues by approximately 5 percentage points. Lower ASP per unit was primarily due to higher discounts and product mix.
•Wholesale revenues decreased 34% on a currency-neutral basis, driven by declines in all territories.
•Direct to consumer revenues decreased 29% on a currency-neutral basis, reflecting reduced traffic in North America and Western Europe.

Reported EBIT decreased 108% reflecting lower reported revenues and the following:
•Gross margin contraction of approximately 700 basis points, primarily due to lower ASP, reflecting higher discounts and higher product costs.
•Demand creation expense decreased 44%, primarily due to lower brand marketing expense.
•Operating overhead expense decreased 6%, primarily due to lower other administrative costs.
FIRST SIX MONTHS OF FISCAL 2026 COMPARED TO FIRST SIX MONTHS OF FISCAL 2025
•Converse revenues decreased 29% on a currency-neutral basis driven by declines in all territories. Unit sales decreased 24%, while lower ASP reduced revenues by approximately 6 percentage points. Lower ASP per unit was primarily due to higher discounts and product mix.
•Wholesale revenues decreased 32% on a currency-neutral basis, driven by declines in all territories.
•Direct to consumer revenues decreased 27% on a currency-neutral basis, reflecting reduced traffic in North America and Western Europe.
Reported EBIT decreased 80% reflecting lower reported revenues and the following:
•Gross margin contraction of approximately 650 basis points, primarily due to lower ASP, reflecting higher discounts and higher product costs.
•Demand creation expense decreased 27%, primarily due to lower brand marketing expense.
•Operating overhead expense decreased 8%, primarily due to lower other administrative costs.
CORPORATE

	THREE MONTHS ENDED NOVEMBER 30,			SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	% CHANGE	2025	2024	% CHANGE
Revenues	$3	$(25)	—	$(5)	$(48)	—
Cost of Sales	(6)	(22)	—	(23)	(35)	—
Gross profit	9	(3)	—	18	(13)	—
Demand creation expense	3	4	-25%	4	7	-43%
Operating overhead expense	496	557	-11%	1,016	1,097	-7%
Total selling and administrative expense	499	561	-11%	1,020	1,104	-8%
Other segment items	18	1	—	45	(10)	—
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$(508)	$(565)	10%	$(1,047)	$(1,107)	5%
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

SECOND QUARTER OF FISCAL 2026 COMPARED TO SECOND QUARTER OF FISCAL 2025
Corporate's loss before interest and taxes decreased $57 million, primarily due to the following:
•a favorable change of $61 million in Operating overhead expense primarily related to lower wage-related expense and lower other administrative costs;
•a favorable change in net foreign currency gains and losses of $20 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated Gross profit; and
•an unfavorable change of $28 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.
FIRST SIX MONTHS OF FISCAL 2026 COMPARED TO FIRST SIX MONTHS OF FISCAL 2025
Corporate's loss before interest and taxes decreased $60 million, primarily due to the following:
•a favorable change of $81 million in Operating overhead expense primarily related to lower other administrative costs and lower wage-related expense;
•a favorable change in net foreign currency gains and losses of $37 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated Gross profit; and
•an unfavorable change of $65 million related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the three and six months ended November 30, 2025, there have been no material changes to our hedging program or strategy from what was disclosed within our Annual Report.
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

TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $123 million and $336 million for the three and six months ended November 30, 2025, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $27 million and $81 million for the three and six months ended November 30, 2025, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net, had no impact on our Income before income taxes for the three months ended November 30, 2025, and a favorable impact of approximately $17 million on our Income before income taxes for the six months ended November 30, 2025.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY

	SIX MONTHS ENDED NOVEMBER 30,
(Dollars in millions)	2025	2024	$ CHANGE
Cash provided (used by):
Operations	$801	$1,443	$(642)
Investing activities	(108)	(240)	132
Financing activities	(1,177)	(3,070)	1,893
Effect of exchange rate changes on cash and equivalents	(6)	(14)	8
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	$(490)	$(1,881)	$1,391
Cash provided by operations decreased $642 million. This was driven by a decrease of $580 million in Net income, adjusted for non-cash items, and a decrease of $62 million related to changes in certain working capital components and other assets. The change in working capital was primarily driven by unfavorable changes in Accounts payable and Accounts receivable. The change in Accounts payable was primarily due to lower inventory purchases and the timing of payments, and the change in Accounts receivable was primarily due to increased wholesale revenues. This was partially offset by a change in Inventories due to lower purchases partially offset by increases in product costs, inclusive of higher tariffs in North America.
Cash used by investing activities decreased $132 million, primarily driven by the net change in short-term investments (including sales, maturities and purchases), partially offset by increased additions to Property, plant and equipment.
Cash used by financing activities decreased $1,893 million, primarily driven by lower share repurchases.

During the first six months of fiscal 2026, we purchased a total of 1.8 million shares of NIKE's Class B Common Stock for $122.4 million (an average price of $67.63 per share) under the four-year, $18 billion share repurchase program approved by the Board of Directors in June 2022. As of November 30, 2025, we had repurchased 124.4 million shares at a cost of approximately $12.1 billion (an average price of $97.57 per share) under this $18 billion share repurchase program. No shares were repurchased during the quarter ended November 30, 2025. We paused repurchases under this program during the first quarter of fiscal 2026, due to lower operating cash flows in the current year. The existing program remains authorized by the Board of Directors and we may resume share repurchases in the future at any time, depending upon market conditions, our liquidity and capital needs and other factors. We continue to expect funding of any future share repurchases to come from operating cash flows and excess cash.
CAPITAL RESOURCES
On July 17, 2025, we filed a shelf registration statement (the "Shelf") with the U.S. Securities and Exchange Commission (the "SEC") which permits us to issue an unlimited amount of securities from time to time. The Shelf expires on July 17, 2028.
As of November 30, 2025, our committed credit facilities were unchanged from the information previously reported within our Annual Report. We currently have long-term debt ratings of A+ and A2 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes. In November 2025, Moody's Investor Services downgraded our debt rating from A1 to A2. Despite the downgrade, our facility fees and interest rates remain unchanged. As of November 30, 2025, we were in full compliance with the covenants under our facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future. As of November 30, 2025 and May 31, 2025, no amounts were outstanding under our committed credit facilities.
Liquidity is also provided by our $3 billion commercial paper program. As of and for the three months ended November 30, 2025, we did not have any borrowings outstanding under our $3 billion program. We may issue commercial paper or other debt securities depending on general corporate needs.
To date, in fiscal 2026, we have not experienced difficulty accessing the capital or credit markets; however, future volatility may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of November 30, 2025, we had Cash and equivalents and Short-term investments totaling $8.3 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of November 30, 2025, the weighted average days to maturity of our cash equivalents and short-term investments portfolio was 115 days.
We believe that existing Cash and equivalents, Short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs for the next twelve months and beyond.
There have been no significant changes to the material cash requirements previously reported.
CONTRACTUAL OBLIGATIONS
Refer to Note 11 — Commitments and Contingencies in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional information related to our bank guarantees and letters of credit.
OFF-BALANCE SHEET ARRANGEMENTS
As of November 30, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2025.
There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating or financial results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: risks relating to our business strategy and growth initiatives, including, but not limited to, risks related to an increased focus on sport and rebalancing of our channel mix; intense competition among designers, marketers, distributors and sellers of athletic or leisure footwear, apparel and equipment for consumers and endorsers; NIKE's ability to successfully innovate and compete in various categories and geographies; new product development and innovation; demographic changes; changes in consumer preferences and channel mix; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting, and responding to changes in consumer preferences, consumer demand for NIKE products, changes in channel mix and the various market factors described above; the size and growth of the overall athletic or leisure footwear, apparel and equipment markets; general risks associated with operating a global business, including, without limitation, exchange rate fluctuations, inflation, import duties, quotas, sanctions, political and economic instability, conflicts and terrorism; the potential impact of new and existing laws, regulations or policies, including, without limitation, those relating to tariffs, import/export, trade, taxes, wages, labor and immigration; international, national and local political, civil, economic and market conditions, including volatility and uncertainty regarding inflation and interest rates; difficulties in implementing, operating and maintaining NIKE's increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; risks related to our sustainability strategy; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products and other factors referenced herein; increases in the cost of materials, labor and energy used to manufacture products; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity and an inability to maintain NIKE's reputation and brand image, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE's debt ratings; changes in business strategy or development plans; the impact of, including business and legal developments relating to, climate change, extreme weather conditions and natural disasters; litigation, regulatory proceedings, sanctions or any other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel or our corporate culture, values or purpose; the effects of NIKE's decision to invest in or divest of businesses or capabilities; health epidemics, pandemics and similar outbreaks; and other factors referenced or incorporated by reference in this report and other reports.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2022, the Board of Directors approved a four-year, $18 billion share repurchase program. As of November 30, 2025, the Company had repurchased 124.4 million shares at an average price of $97.57 per share for a total approximate cost of $12.1 billion under the program. No shares were repurchased during the quarter ended November 30, 2025. We paused repurchases under this program during the first quarter of fiscal 2026, due to lower operating cash flows in the current year.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended November 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On October 8, 2025, Matthew Friend, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 153,128 shares of our Class B Common Stock, subject to certain conditions. The arrangement's expiration date is July 20, 2027.
On October 24, 2025, Phil McCartney, Executive Vice President, Chief Innovation, Design & Product Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 36,921 shares of our Class B Common Stock, subject to certain conditions. The arrangement's expiration date is September 30, 2026.
On November 5, 2025, Rob Leinwand, Executive Vice President, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 12,013 shares of our Class B Common Stock, subject to certain conditions. The arrangement's expiration date is September 30, 2026.

ITEM 6. EXHIBITS

Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Sixth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed September 20, 2024).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Sixth Amended and Restated Bylaws (see Exhibit 3.2).
10.1	NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 11, 2025).*
10.2	Letter Agreement, dated December 1, 2025, between NIKE, Inc. and Craig Williams.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certification of Chief Executive Officer.
32.2†	Section 1350 Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
* Management contract or compensatory plan or arrangement.
† Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC. an Oregon Corporation
By:	/s/ Matthew Friend Matthew Friend Chief Financial Officer and Authorized Officer
Date:	December 30, 2025