Form 10-Q
period 2026-02-28
NIKE, Inc.
filed 2026-04-01
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2026

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of March 25, 2026, the number of shares of the Registrant's Common Stock outstanding were:
Class A	281,387,752
Class B	1,199,499,281
1,480,887,033

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(In millions, except per share data)	2026	2025	2026	2025
Revenues	$11,279	$11,269	$35,426	$35,212
Cost of sales	6,749	6,594	20,908	19,891
Gross profit	4,530	4,675	14,518	15,321
Demand creation expense	1,090	1,088	3,551	3,436
Operating overhead expense	2,887	2,799	8,481	8,504
Total selling and administrative expense	3,977	3,887	12,032	11,940
Interest (income) expense, net	(15)	(18)	(42)	(85)
Other (income) expense, net	(82)	(38)	(43)	(101)
Income before income taxes	650	844	2,571	3,567
Income tax expense	130	50	532	559
NET INCOME	$520	$794	$2,039	$3,008
Earnings per common share:
Basic	$0.35	$0.54	$1.38	$2.02
Diluted	$0.35	$0.54	$1.38	$2.02
Weighted average common shares outstanding:
Basic	1,480.5	1,478.1	1,478.9	1,487.6
Diluted	1,481.6	1,480.6	1,480.4	1,491.0
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025	2026	2025
Net income	$520	$794	$2,039	$3,008
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	113	(57)	192	(143)
Change in net gains (losses) on cash flow hedges	(216)	119	(144)	342
Change in net gains (losses) on other	—	(1)	3	11
Total other comprehensive income (loss), net of tax	(103)	61	51	210
TOTAL COMPREHENSIVE INCOME	$417	$855	$2,090	$3,218
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	FEBRUARY 28,	MAY 31,
(In millions)	2026	2025
ASSETS
Current assets:
Cash and equivalents	$6,660	$7,464
Short-term investments	1,397	1,687
Accounts receivable, net	5,369	4,717
Inventories	7,487	7,489
Prepaid expenses and other current assets	2,271	2,005
Total current assets	23,184	23,362
Property, plant and equipment, net	4,766	4,828
Operating lease right-of-use assets, net	2,886	2,712
Identifiable intangible assets, net	259	259
Goodwill	240	240
Deferred income taxes and other assets	5,729	5,178
TOTAL ASSETS	$37,064	$36,579
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$999	$—
Notes payable	—	5
Accounts payable	2,888	3,479
Current portion of operating lease liabilities	493	502
Accrued liabilities	6,183	5,911
Income taxes payable	275	669
Total current liabilities	10,838	10,566
Long-term debt	7,030	7,961
Operating lease liabilities	2,656	2,550
Deferred income taxes and other liabilities	2,450	2,289
Commitments and contingencies (Note 12)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 281 and 290 shares outstanding	—	—
Class B — 1,199 and 1,186 shares outstanding	3	3
Capital in excess of stated value	14,904	14,195
Accumulated other comprehensive income (loss)	(207)	(258)
Retained earnings (deficit)	(610)	(727)
Total shareholders' equity	14,090	13,213
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,064	$36,579
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025
Cash provided (used) by operations:
Net income	$2,039	$3,008
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	554	576
Deferred income taxes	(132)	(304)
Stock-based compensation	555	544
Impairment and other	40	35
Net foreign currency adjustments	1	24
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(623)	(164)
(Increase) decrease in inventories	24	(99)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	260	(235)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(1,487)	(150)
Cash provided (used) by operations	1,231	3,235
Cash provided (used) by investing activities:
Purchases of short-term investments	(889)	(2,664)
Maturities of short-term investments	478	258
Sales of short-term investments	744	2,439
Additions to property, plant and equipment	(546)	(330)
Other investing activities	(63)	8
Cash provided (used) by investing activities	(276)	(289)
Cash provided (used) by financing activities:
Increase (decrease) in notes payable, net	(4)	(2)
Proceeds from exercise of stock options and other stock issuances	251	400
Repurchase of common stock	(146)	(2,786)
Dividends — common and preferred	(1,798)	(1,709)
Other financing activities	(81)	(79)
Cash provided (used) by financing activities	(1,778)	(4,176)
Effect of exchange rate changes on cash and equivalents	19	(29)
Net increase (decrease) in cash and equivalents	(804)	(1,259)
Cash and equivalents, beginning of period	7,464	9,860
CASH AND EQUIVALENTS, END OF PERIOD	$6,660	$8,601
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$67	$87
Dividends declared and not paid	611	594
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at November 30, 2025	289	$—	1,191	$3	$14,705	$(104)	$(519)	$14,085
Stock options exercised			—	—	16			16
Conversion to Class B Common Stock	(8)	—	8	—				—
Dividends on common stock ($0.41 per share)							(611)	(611)
Issuance of shares to employees, net of shares withheld for employee taxes			—	—	(11)			(11)
Stock-based compensation					194			194
Net income							520	520
Other comprehensive income (loss)						(103)		(103)
Balance at February 28, 2026	281	$—	1,199	$3	$14,904	$(207)	$(610)	$14,090

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at November 30, 2024	298	$—	1,184	$3	$13,778	$202	$54	$14,037
Stock options exercised			1	—	55			55
Repurchase of Class B Common Stock			(6)	—	(60)		(439)	(499)
Dividends on common stock ($0.40 per share)							(594)	(594)
Issuance of shares to employees, net of shares withheld for employee taxes			—	—	(26)		10	(16)
Stock-based compensation					169			169
Net income							794	794
Other comprehensive income (loss)						61		61
Balance at February 28, 2025	298	$—	1,179	$3	$13,916	$263	$(175)	$14,007

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2025	290	$—	1,186	$3	$14,195	$(258)	$(727)	$13,213
Stock options exercised			3	—	155			155
Conversion to Class B Common Stock	(9)	—	9	—				—
Repurchase of Class B Common Stock			(2)	—	(17)		(106)	(123)
Dividends on common stock ($1.22 per share) and preferred stock ($0.10 per share)							(1,816)	(1,816)
Issuance of shares to employees, net of shares withheld for employee taxes			3	—	16			16
Stock-based compensation					555			555
Net income							2,039	2,039
Other comprehensive income (loss)						51		51
Balance at February 28, 2026	281	$—	1,199	$3	$14,904	$(207)	$(610)	$14,090

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2024	298	$—	1,205	$3	$13,409	$53	$965	$14,430
Stock options exercised			5	—	274			274
Repurchase of Class B Common Stock			(34)	—	(311)		(2,442)	(2,753)
Dividends on common stock ($1.17 per share) and preferred stock ($0.10 per share)							(1,745)	(1,745)
Issuance of shares to employees, net of shares withheld for employee taxes			3	—	—		39	39
Stock-based compensation					544			544
Net income							3,008	3,008
Other comprehensive income (loss)						210		210
Balance at February 28, 2025	298	$—	1,179	$3	$13,916	$263	$(175)	$14,007
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company" or "NIKE") and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2025, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2025 (the "Annual Report"). The results of operations for the three and nine months ended February 28, 2026, are not necessarily indicative of results for the entire fiscal year.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company's annual periods beginning June 1, 2025. The Company will adopt the ASU on a prospective basis in the Annual Report on Form 10-K for the fiscal year ending May 31, 2026.
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

NOTE 2 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	FEBRUARY 28,	MAY 31,
(Dollars in millions)	2026	2025
Sales-related reserves	$1,658	$1,834
Compensation and benefits, excluding taxes	1,544	1,245
Dividends payable	616	598
Other	2,365	2,234
TOTAL ACCRUED LIABILITIES	$6,183	$5,911

NOTE 3 — FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives, equity securities and available-for-sale debt securities.
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of February 28, 2026 and May 31, 2025, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	FEBRUARY 28, 2026
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,693	$1,693	$—
Level 1:
U.S. Treasury securities	727	—	727
Level 2:
Commercial paper and bonds	680	28	652
Money market funds	4,787	4,787	—
Time deposits	150	150	—
U.S. Agency securities	20	2	18
Total Level 2	5,637	4,967	670
TOTAL	$8,057	$6,660	$1,397

	MAY 31, 2025
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,221	$1,221	$—
Level 1:
U.S. Treasury securities	1,046	—	1,046
Level 2:
Commercial paper and bonds	675	45	630
Money market funds	5,902	5,902	—
Time deposits	297	295	2
U.S. Agency securities	10	1	9
Total Level 2	6,884	6,243	641
TOTAL	$9,151	$7,464	$1,687
As of February 28, 2026, the Company held $485 million of available-for-sale debt securities with maturity dates within one year and $912 million with maturity dates greater than one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest (income) expense, net was interest income related to the Company's investment portfolio of $65 million and $97 million for the three months ended February 28, 2026 and 2025, respectively, and $210 million and $314 million for the nine months ended February 28, 2026 and 2025, respectively.

The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	FEBRUARY 28, 2026
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$165	$140	$25	$474	$376	$98
Interest rate swaps(1)	85	—	85	—	—	—
TOTAL	$250	$140	$110	$474	$376	$98
(1)     If the foreign exchange and interest rate swap derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $225 million as of February 28, 2026. As of that date, the Company received $18 million from various counterparties on the derivative asset balance and posted $189 million of cash collateral to counterparties on the derivative liability balance.

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
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts, debt issuance costs and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt, excluding interest rate swap fair value adjustments, was approximately $6,961 million at February 28, 2026 and $6,673 million at May 31, 2025.
NOTE 4 — SHORT-TERM BORROWINGS AND CREDIT LINES
As of February 28, 2026 and May 31, 2025, the Company had no borrowings outstanding under its $3 billion commercial paper program.
On March 6, 2026, subsequent to the end of the third quarter of fiscal 2026, the Company entered into a 364-day committed credit facility agreement with a syndicate of banks, which provides for up to $1 billion of borrowings, with an option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 5, 2027, with an option to extend the maturity date an additional 364 days. This facility replaces the prior $1 billion 364-day credit facility agreement entered into on March 7, 2025, which matured on March 6, 2026. Based on the Company's current long-term senior unsecured debt ratings of A+ and A2 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing Term Secured Overnight Financing Rate for the applicable interest period plus 0.625%. The facility fee is 0.03% of the total undrawn commitment. As of April 1, 2026, no amounts were outstanding under this committed credit facility.

NOTE 5 — INCOME TAXES
The effective tax rate was 20.7% and 15.7% for the nine months ended February 28, 2026 and 2025, respectively. The increase in the Company’s effective tax rate was primarily due to a one-time, non-cash deferred tax benefit recognized in the third quarter of fiscal year 2025 provided by finalized U.S. tax regulations. On December 10, 2024, the U.S. Department of Treasury published final regulations related to Internal Revenue Code Section 987 foreign currency gains and losses derived from translation of the operations, assets and liabilities of non-U.S. qualified business units. These regulations required a pre-transition foreign currency gain or loss to be included in the determination of future taxable income or loss. During the third quarter of fiscal year 2025, the Company recognized a non-cash deferred income tax benefit of $133 million related to pre-transition foreign currency losses expected to reduce taxable income in future periods.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions were effective for NIKE beginning June 1, 2025. These tax law changes did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements for the nine months ended February 28, 2026 and are not expected to have a material impact for the remainder of fiscal year 2026.
As of February 28, 2026, total gross unrecognized tax benefits, excluding related interest and penalties, were $969 million, $753 million of which would affect the Company's effective tax rate if recognized in future periods. The majority of total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2025, total gross unrecognized tax benefits, excluding related interest and penalties, were $1,026 million. As of February 28, 2026 and May 31, 2025, accrued interest and penalties related to uncertain tax positions were $433 million and $376 million, respectively, (excluding federal benefit) and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service ("IRS") for fiscal years 2017 through 2023. The Company has closed all U.S. federal income tax matters through fiscal year 2016, with the exception of certain transfer pricing adjustments. In certain major foreign jurisdictions, tax years after 2015 remain subject to examination.
Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $234 million within the next 12 months primarily as a result of the expected resolution with the IRS of certain U.S. federal income tax matters for fiscal years 2017 through 2019 related to transfer pricing adjustments, research and development credits and other items.
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

The following table summarizes the Company's total stock-based compensation expense recognized within Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025	2026	2025
Stock options(1)	$68	$69	$215	$222
ESPPs	19	17	45	53
Restricted stock and restricted stock units	107	83	295	269
TOTAL STOCK-BASED COMPENSATION EXPENSE	$194	$169	$555	$544
(1)Expense for stock options includes the expense associated with stock appreciation rights.
STOCK OPTIONS
As of February 28, 2026, the Company had $405 million of unrecognized compensation costs related to stock options, net of estimated forfeitures, to be recognized within Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.5 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
As of February 28, 2026, the Company had $753 million of unrecognized compensation costs related to restricted stock and restricted stock units, net of estimated forfeitures, to be recognized within Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.6 years.

NOTE 7 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share exclude restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an estimated additional 83.3 million and 77.1 million shares of common stock outstanding for the three months ended February 28, 2026 and 2025, respectively, and 83.3 million and 75.3 million shares of common stock outstanding for the nine months ended February 28, 2026 and 2025, respectively, because the awards were assumed to be anti-dilutive.

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(In millions, except per share data)	2026	2025	2026	2025
Net income available to common stockholders	$520	$794	$2,039	$3,008
Determination of shares:
Weighted average common shares outstanding	1,480.5	1,478.1	1,478.9	1,487.6
Assumed conversion of dilutive stock options and awards	1.1	2.5	1.5	3.4
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,481.6	1,480.6	1,480.4	1,491.0
Earnings per common share:
Basic	$0.35	$0.54	$1.38	$2.02
Diluted	$0.35	$0.54	$1.38	$2.02

NOTE 8 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. As of and for the three and nine months ended February 28, 2026, there have been no material changes to the Company's hedging program or strategy from what was disclosed within the Annual Report.
The majority of derivatives outstanding as of February 28, 2026, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Chinese Yuan/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	FEBRUARY 28,	MAY 31,
(Dollars in millions)		2026	2025
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$104	$75
Foreign exchange forwards and options	Deferred income taxes and other assets	25	22
Interest rate swaps	Deferred income taxes and other assets	85	24
Total derivatives formally designated as hedging instruments		214	121
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	36	10
Total derivatives not designated as hedging instruments		36	10
TOTAL DERIVATIVE ASSETS		$250	$131

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	FEBRUARY 28,	MAY 31,
(Dollars in millions)		2026	2025
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$354	$216
Foreign exchange forwards and options	Deferred income taxes and other liabilities	97	142
Interest rate swaps	Deferred income taxes and other liabilities	—	3
Total derivatives formally designated as hedging instruments		451	361
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	22	10
Foreign exchange forwards and options	Deferred income taxes and other liabilities	1	—
Total derivatives not designated as hedging instruments		23	10
TOTAL DERIVATIVE LIABILITIES		$474	$371

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	THREE MONTHS ENDED FEBRUARY 28,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED FEBRUARY 28,
	2026	2025		2026	2025
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(8)	$(30)	Revenues	$3	$(25)
Foreign exchange forwards and options	(190)	180	Cost of sales	(8)	67
Foreign exchange forwards and options	(58)	66	Other (income) expense, net	(20)	57
Interest rate swaps(2)	—	—	Interest (income) expense, net	(2)	(2)
TOTAL DESIGNATED CASH FLOW HEDGES	$(256)	$216		$(27)	$97
(1)For the three months ended February 28, 2026 and 2025, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest (income) expense, net over the term of the issued debt.

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	NINE MONTHS ENDED FEBRUARY 28,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	NINE MONTHS ENDED FEBRUARY 28,
	2026	2025		2026	2025
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$39	$(103)	Revenues	$(1)	$(70)
Foreign exchange forwards and options	(151)	478	Cost of sales	42	187
Foreign exchange forwards and options	(51)	194	Other (income) expense, net	(53)	102
Interest rate swaps(2)	—	—	Interest (income) expense, net	(5)	(6)
TOTAL DESIGNATED CASH FLOW HEDGES	$(163)	$569		$(17)	$213
(1)For the nine months ended February 28, 2026 and 2025, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest (income) expense, net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES				LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(61)	$3	$(41)	$9	Other (income) expense, net

CASH FLOW HEDGES
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $17.2 billion and $18.4 billion as of February 28, 2026 and May 31, 2025, respectively. Approximately $222 million of deferred net losses (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of February 28, 2026, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of February 28, 2026, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 33 months.
FAIR VALUE HEDGES
The total notional amount of outstanding interest rate swap contracts designated as fair value hedges was $2.4 billion as of February 28, 2026 and May 31, 2025, respectively.
UNDESIGNATED DERIVATIVE INSTRUMENTS
The total notional amount of outstanding undesignated derivative instruments was $5.3 billion and $4.0 billion as of February 28, 2026 and May 31, 2025, respectively.
CREDIT RISK
As of February 28, 2026, the Company was in compliance with all credit risk-related contingent features and considers the impact of the risk of counterparty default to be immaterial. For additional information related to the Company's derivative financial instruments and collateral, refer to Note 3 — Fair Value Measurements.
NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at November 30, 2025	$(35)	$(135)	$115	$(49)	$(104)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	113	(236)	—	1	(122)
Reclassifications to net income of previously deferred (gains) losses(2)(3)	—	20	—	(1)	19
Total other comprehensive income (loss)	113	(216)	—	—	(103)
Balance at February 28, 2026	$78	$(351)	$115	$(49)	$(207)
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

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2025	$(114)	$(207)	$115	$(52)	$(258)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications(2)	192	(144)	—	4	52
Reclassifications to net income of previously deferred (gains) losses(2)(3)	—	—	—	(1)	(1)
Total other comprehensive income (loss)	192	(144)	—	3	51
Balance at February 28, 2026	$78	$(351)	$115	$(49)	$(207)
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
For additional information related to the Company's cash flow hedges, refer to Note 8 — Risk Management and Derivatives.

NOTE 10 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues by reportable operating segment, disaggregated by major product line and distribution channel:

	THREE MONTHS ENDED FEBRUARY 28, 2026
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,326	$1,789	$1,187	$1,051	$—	$7,353	$231	$—	$7,584
Apparel	1,480	926	397	381	—	3,184	12	—	3,196
Equipment	220	159	31	58	—	468	4	—	472
Other	—	—	—	—	7	7	17	3	27
TOTAL REVENUES	$5,026	$2,874	$1,615	$1,490	$7	$11,012	$264	$3	$11,279
Revenues by:
Sales to Wholesale Customers	$2,768	$1,919	$888	$891	$—	$6,466	$142	$—	$6,608
Sales through Direct to Consumer	2,258	955	727	599	—	4,539	105	—	4,644
Other	—	—	—	—	7	7	17	3	27
TOTAL REVENUES	$5,026	$2,874	$1,615	$1,490	$7	$11,012	$264	$3	$11,279

	THREE MONTHS ENDED FEBRUARY 28, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,132	$1,742	$1,282	$1,052	$—	$7,208	$349	$—	$7,557
Apparel	1,510	913	412	358	—	3,193	22	—	3,215
Equipment	222	156	39	60	—	477	7	—	484
Other	—	—	—	—	12	12	27	(26)	13
TOTAL REVENUES	$4,864	$2,811	$1,733	$1,470	$12	$10,890	$405	$(26)	$11,269
Revenues by:
Sales to Wholesale Customers	$2,499	$1,817	$995	$844	$—	$6,155	$208	$—	$6,363
Sales through Direct to Consumer	2,365	994	738	626	—	4,723	170	—	4,893
Other	—	—	—	—	12	12	27	(26)	13
TOTAL REVENUES	$4,864	$2,811	$1,733	$1,470	$12	$10,890	$405	$(26)	$11,269

	NINE MONTHS ENDED FEBRUARY 28, 2026
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$10,087	$5,822	$3,250	$3,263	$—	$22,422	$805	$—	$23,227
Apparel	4,765	3,228	1,201	1,209	—	10,403	39	—	10,442
Equipment	827	547	99	175	—	1,648	17	—	1,665
Other	—	—	—	—	25	25	69	(2)	92
TOTAL REVENUES	$15,679	$9,597	$4,550	$4,647	$25	$34,498	$930	$(2)	$35,426
Revenues by:
Sales to Wholesale Customers	$9,054	$6,368	$2,548	$2,834	$—	$20,804	$480	$—	$21,284
Sales through Direct to Consumer	6,625	3,229	2,002	1,813	—	13,669	381	—	14,050
Other	—	—	—	—	25	25	69	(2)	92
TOTAL REVENUES	$15,679	$9,597	$4,550	$4,647	$25	$34,498	$930	$(2)	$35,426

	NINE MONTHS ENDED FEBRUARY 28, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$9,580	$5,676	$3,731	$3,338	$—	$22,325	$1,149	$—	$23,474
Apparel	4,534	3,042	1,244	1,143	—	9,963	65	—	10,028
Equipment	755	539	135	195	—	1,624	25	—	1,649
Other	—	—	—	—	39	39	96	(74)	61
TOTAL REVENUES	$14,869	$9,257	$5,110	$4,676	$39	$33,951	$1,335	$(74)	$35,212
Revenues by:
Sales to Wholesale Customers	$7,840	$6,011	$2,870	$2,764	$—	$19,485	$695	$—	$20,180
Sales through Direct to Consumer	7,029	3,246	2,240	1,912	—	14,427	544	—	14,971
Other	—	—	—	—	39	39	96	(74)	61
TOTAL REVENUES	$14,869	$9,257	$5,110	$4,676	$39	$33,951	$1,335	$(74)	$35,212
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
As of February 28, 2026 and May 31, 2025, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

NOTE 11 — SEGMENT INFORMATION
The Company's reportable operating segments reflect the structure of the Company's internal organization and the financial information the Chief Operating Decision Maker ("CODM"), the Company's Chief Executive Officer, regularly reviews to assess Company performance and allocate resources. The CODM evaluates the performance of the Company's segments and allocates resources based on earnings before interest and taxes ("EBIT"), which represents Net income before Interest (income) expense, net, and Income tax expense in the Unaudited Condensed Consolidated Statements of Income.
The Company's segments are defined as follows:
NIKE BRAND
The NIKE Brand reportable operating segments are: North America; Europe, Middle East & Africa; Greater China; and Asia Pacific & Latin America, and include results for the NIKE and Jordan brands. Each NIKE Brand segment represents a geographic region operating predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment.
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

	THREE MONTHS ENDED FEBRUARY 28, 2026
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$5,026	$2,874	$1,615	$1,490	$7	$11,012	$264	$3	$11,279
Cost of sales	3,036	1,705	839	870	160	6,610	167	(28)	6,749
Gross profit (loss)	1,990	1,169	776	620	(153)	4,402	97	31	4,530
Demand creation expense	416	296	97	91	170	1,070	17	3	1,090
Operating overhead expense	593	360	235	200	886	2,274	120	493	2,887
Total selling and administrative expense	1,009	656	332	291	1,056	3,344	137	496	3,977
Other segment items(1)	—	(2)	(23)	(3)	—	(28)	—	(54)	(82)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$981	$515	$467	$332	$(1,209)	$1,086	$(40)	$(411)
Interest (income) expense, net									(15)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$650
Supplemental information:
Depreciation and amortization(2)	$37	37	11	13	58	156	2	27	$185
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
(2)The amounts of depreciation and amortization disclosed by segment are included within Cost of sales and Operating overhead expense, as applicable.

	THREE MONTHS ENDED FEBRUARY 28, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$4,864	$2,811	$1,733	$1,470	$12	$10,890	$405	$(26)	$11,269
Cost of sales	2,766	1,696	953	829	148	6,392	217	(15)	6,594
Gross profit (loss)	2,098	1,115	780	641	(136)	4,498	188	(11)	4,675
Demand creation expense	401	267	123	97	158	1,046	40	2	1,088
Operating overhead expense	596	353	235	200	802	2,186	108	505	2,799
Total selling and administrative expense	997	620	358	297	960	3,232	148	507	3,887
Other segment items(1)	(2)	15	1	(2)	(3)	9	1	(48)	(38)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$1,103	$480	$421	$346	$(1,093)	$1,257	$39	$(470)
Interest (income) expense, net									(18)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$844
Supplemental information:
Depreciation and amortization(2)	$49	37	11	12	55	164	3	31	$198
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
(2)The amounts of depreciation and amortization disclosed by segment are included within Cost of sales and Operating overhead expense, as applicable.

	NINE MONTHS ENDED FEBRUARY 28, 2026
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$15,679	$9,597	$4,550	$4,647	$25	$34,498	$930	$(2)	$35,426
Cost of sales	9,268	5,530	2,473	2,672	480	20,423	536	(51)	20,908
Gross profit (loss)	6,411	4,067	2,077	1,975	(455)	14,075	394	49	14,518
Demand creation expense	1,331	943	341	297	558	3,470	74	7	3,551
Operating overhead expense	1,705	1,141	725	614	2,461	6,646	326	1,509	8,481
Total selling and administrative expense	3,036	2,084	1,066	911	3,019	10,116	400	1,516	12,032
Other segment items(1)	(1)	—	(24)	(7)	(1)	(33)	(1)	(9)	(43)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$3,376	$1,983	$1,035	$1,071	$(3,473)	$3,992	$(5)	$(1,458)
Interest (income) expense, net									(42)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$2,571
Supplemental information:
Depreciation and amortization(2)	$108	113	33	42	167	463	6	85	$554
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
(2)The amounts of depreciation and amortization disclosed by segment are included within Cost of sales and Operating overhead expense, as applicable.

	NINE MONTHS ENDED FEBRUARY 28, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$14,869	$9,257	$5,110	$4,676	$39	$33,951	$1,335	$(74)	$35,212
Cost of sales	8,289	5,179	2,765	2,588	448	19,269	672	(50)	19,891
Gross profit (loss)	6,580	4,078	2,345	2,088	(409)	14,682	663	(24)	15,321
Demand creation expense	1,235	870	372	285	547	3,309	118	9	3,436
Operating overhead expense	1,656	1,091	727	597	2,499	6,570	332	1,602	8,504
Total selling and administrative expense	2,891	1,961	1,099	882	3,046	9,879	450	1,611	11,940
Other segment items(1)	(1)	14	(52)	(2)	(2)	(43)	—	(58)	(101)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$3,690	$2,103	$1,298	$1,208	$(3,453)	$4,846	$213	$(1,577)
Interest (income) expense, net									(85)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$3,567
Supplemental information:
Depreciation and amortization(2)	$119	108	37	36	171	471	11	94	$576
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
(2)The amounts of depreciation and amortization disclosed by segment are included within Cost of sales and Operating overhead expense, as applicable.

	FEBRUARY 28,	MAY 31,
(Dollars in millions)	2026	2025
INVENTORIES(1)
North America	$3,166	$3,198
Europe, Middle East & Africa	2,269	2,042
Greater China	937	951
Asia Pacific & Latin America	1,011	905
Global Brand Divisions	157	148
TOTAL NIKE BRAND	7,540	7,244
Converse	195	272
Corporate	(248)	(27)
TOTAL NIKE, INC. INVENTORIES	$7,487	$7,489
(1)Inventories as of February 28, 2026 and May 31, 2025 were substantially all finished goods.
NOTE 12 — COMMITMENTS AND CONTINGENCIES

As of February 28, 2026 and May 31, 2025, the Company had outstanding bank guarantees and letters of credit of approximately $1.3 billion and $0.9 billion, respectively, issued primarily for real estate agreements, self-insurance programs, other general business obligations and legal matters.
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
NOTE 13 — SEVERANCE AND OTHER EMPLOYEE COSTS

For the three and nine months ended February 28, 2026, the Company recognized $230 million and $304 million, respectively, of estimated pre-tax employee severance costs primarily related to organizational changes. Employee severance costs are recognized when a future related expense is considered probable and reasonably estimable. The expected pre-tax charges are estimates and are subject to a number of assumptions and actual results may vary from the estimates provided.
For the three and nine months ended February 28, 2026, $193 million and $254 million, respectively, were classified within Operating overhead expense and $37 million and $50 million, respectively, were classified within Cost of sales on the Unaudited Condensed Consolidated Statements of Income. The majority of these charges were classified within Global Brand Divisions and Converse.
As of February 28, 2026, the Company made cash payments related to employee severance costs of $82 million. As of February 28, 2026, the remaining severance and other employee costs of $222 million are reflected within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets, classified within Compensation and benefits, excluding taxes in Note 2 — Accrued Liabilities.

NOTE 14 — SUPPLIER FINANCE PROGRAMS

As of February 28, 2026 and May 31, 2025, the Company had approximately $0.7 billion and $1.1 billion, respectively, of outstanding supplier obligations confirmed as valid under the voluntary supplier finance programs. These amounts are included within Accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

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
QUARTERLY FINANCIAL HIGHLIGHTS
•NIKE, Inc. Revenues were $11.3 billion for the third quarter of fiscal 2026, flat on a reported basis and down 3% on a currency-neutral basis.
•NIKE Brand wholesale revenues were $6.5 billion for the third quarter of fiscal 2026 compared to $6.2 billion for the third quarter of fiscal 2025. The increase on a currency-neutral basis was driven by higher revenues in North America and Asia Pacific & Latin America ("APLA"), partially offset by lower revenues in Greater China and Europe, Middle East & Africa ("EMEA").
•NIKE Direct revenues were $4.5 billion for the third quarter of fiscal 2026 compared to $4.7 billion for the third quarter of fiscal 2025, primarily driven by a decrease in traffic.
•Gross margin for the third quarter of fiscal 2026 decreased 130 basis points to 40.2% primarily due to higher tariffs in North America.
•Inventories as of February 28, 2026, were $7.5 billion, flat compared to May 31, 2025, primarily reflecting an increase in units, offset by product mix.
•We returned approximately $609 million to our shareholders in the third quarter of fiscal 2026 through dividends.
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

Our reportable operating segments are at different stages of progress and we expect to complete these actions by the end of December 2026. The timing of financial impacts has and will continue to vary by segment. North America has made the most progress against these actions, while Greater China and Converse will take more time. In Greater China, a trend of declining store traffic, elevated promotional activity and higher levels of inventory across the marketplace are negatively impacting revenues and overall profitability, while Converse is in the midst of a strategic reset of the brand and marketplace. We expect negative impacts from Greater China to continue throughout fiscal 2027. While these product, marketplace and brand management actions taken across our portfolio have had, and in the future may have, a negative impact on our Revenues and overall profitability, we believe they will reignite brand momentum and reposition our business to drive long-term shareholder value.
We have also been evaluating opportunities to operate more efficiently and profitably through realigning costs across our supply chain and technology to serve an integrated marketplace. For the three and nine months ended February 28, 2026, we recognized pre-tax charges of $230 million and $304 million, respectively, primarily associated with employee severance costs. We continue to evaluate opportunities and may take additional actions which could lead to additional charges in future quarters. For more information, refer to Note 13 — Severance and Other Employee Costs within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
OTHER MATTERS
On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the U.S. were unauthorized. Total IEEPA tariffs paid as of the date of this report is approximately $1.0 billion. The ruling did not address potential refunds, and therefore the ultimate availability, timing and amount of any potential refunds of these tariffs is highly uncertain. As such, we have determined that potential recovery of any funds is not probable. We will continue to monitor changes to the import and export policies of the U.S. and other countries that could impact our financial position, results of operations and cash flows.
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
Earnings Before Interest and Taxes ("EBIT") and EBIT margin: Calculated as Net income before Interest (income) expense, net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income and total NIKE, Inc. EBIT divided by total NIKE, Inc. Revenues, respectively. Total NIKE, Inc. EBIT and our EBIT margin calculations for the three and nine months ended February 28, 2026 and February 28, 2025 are as follows:

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025	2026	2025
Net income	$520	$794	$2,039	$3,008
Add: Income tax expense	130	50	532	559
Add: Interest (income) expense, net	(15)	(18)	(42)	(85)
EBIT	$635	$826	$2,529	$3,482
Total NIKE, Inc. Revenues	11,279	11,269	35,426	35,212
Net income margin	4.6%	7.0%	5.8%	8.5%
EBIT margin	5.6%	7.3%	7.1%	9.9%
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

RESULTS OF OPERATIONS

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions, except per share data)	2026	2025	% CHANGE	2026	2025	% CHANGE
Revenues	$11,279	$11,269	0%	$35,426	$35,212	1%
Cost of sales	6,749	6,594	2%	20,908	19,891	5%
Gross profit	4,530	4,675	-3%	14,518	15,321	-5%
Gross margin	40.2%	41.5%		41.0%	43.5%
Demand creation expense	1,090	1,088	0%	3,551	3,436	3%
Operating overhead expense	2,887	2,799	3%	8,481	8,504	0%
Total selling and administrative expense	3,977	3,887	2%	12,032	11,940	1%
% of revenues	35.3%	34.5%		34.0%	33.9%
Interest (income) expense, net	(15)	(18)	—	(42)	(85)	—
Other (income) expense, net	(82)	(38)	—	(43)	(101)	—
Income before income taxes	650	844	-23%	2,571	3,567	-28%
Income tax expense	130	50	160%	532	559	-5%
Effective tax rate	20.0%	5.9%		20.7%	15.7%
NET INCOME	$520	$794	-35%	$2,039	$3,008	-32%
Diluted earnings per common share	$0.35	$0.54	-35%	$1.38	$2.02	-32%
CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$7,353	$7,208	2%	-1%	$22,422	$22,325	0%	-1%
Apparel	3,184	3,193	0%	-4%	10,403	9,963	4%	2%
Equipment	468	477	-2%	-6%	1,648	1,624	1%	-1%
Global Brand Divisions(2)	7	12	-42%	-37%	25	39	-36%	-34%
TOTAL NIKE BRAND REVENUES	11,012	10,890	1%	-2%	34,498	33,951	2%	0%
Converse	264	405	-35%	-37%	930	1,335	-30%	-32%
Corporate(3)	3	(26)	—	—	(2)	(74)	—	—
TOTAL NIKE, INC. REVENUES	$11,279	$11,269	0%	-3%	$35,426	$35,212	1%	-1%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,466	$6,155	5%	1%	$20,804	$19,485	7%	5%
Sales through NIKE Direct	4,539	4,723	-4%	-7%	13,669	14,427	-5%	-7%
Global Brand Divisions(2)	7	12	-42%	-37%	25	39	-36%	-34%
TOTAL NIKE BRAND REVENUES	$11,012	$10,890	1%	-2%	$34,498	$33,951	2%	0%
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

THIRD QUARTER OF FISCAL 2026 COMPARED TO THIRD QUARTER OF FISCAL 2025
•NIKE, Inc. Revenues for the third quarter of fiscal 2026 were $11.3 billion, flat on a reported basis. On a currency-neutral basis, NIKE, Inc. Revenues decreased 3%, primarily due to lower revenues in EMEA, Greater China and Converse, which reduced NIKE, Inc. Revenues by approximately 2, 1, and 1 percentage points, respectively. Higher revenues in North America increased NIKE, Inc. Revenues by approximately 1 percentage point.
•NIKE Brand revenues increased 1% on a reported basis and decreased 2% on a currency-neutral basis.
•NIKE Brand footwear revenues decreased 1% on a currency-neutral basis. Unit sales of footwear decreased 2%, while higher average selling price ("ASP") per pair contributed approximately 1 percentage point of footwear revenue growth. Higher ASP per pair was primarily due to product mix and strategic pricing, partially offset by channel mix.
•NIKE Brand apparel revenues decreased 4% on a currency-neutral basis. Unit sales of apparel decreased 3%, while lower ASP per unit reduced apparel revenues by approximately 1 percentage point. Lower ASP per unit was primarily due to higher discounts, partially offset by product mix and strategic pricing.
•NIKE Brand wholesale revenues were $6.5 billion for the third quarter of fiscal 2026, up 5% on a reported basis and up 1% on a currency-neutral basis. The increase on a currency-neutral basis was driven by higher revenues in North America and APLA, partially offset by lower revenues in Greater China and EMEA.
•NIKE Direct revenues were $4.5 billion for the third quarter of fiscal 2026, down 4% on a reported basis and down 7% on a currency-neutral basis, due to declines in NIKE Brand Digital sales of 9% and declines in NIKE store sales of 5%. NIKE Brand Digital sales were $2.3 billion for the third quarter of fiscal 2026 compared to $2.5 billion for the third quarter of fiscal 2025, with declines primarily due to reduced traffic. Comparable store sales decreased 5%. For additional information regarding comparable store sales, including the definition, see "Comparable Store Sales".
FIRST NINE MONTHS OF FISCAL 2026 COMPARED TO FIRST NINE MONTHS OF FISCAL 2025
•NIKE, Inc. Revenues for the first nine months of fiscal 2026 were $35.4 billion, up 1% on a reported basis. On a currency-neutral basis, NIKE, Inc. Revenues decreased 1%, primarily due to lower revenues in Greater China and Converse, which reduced NIKE, Inc. Revenues by approximately 2 and 1 percentage points, respectively. Higher revenues in North America increased NIKE, Inc. Revenues by approximately 2 percentage points.
•NIKE Brand revenues increased 2% on a reported basis and were flat on a currency-neutral basis.
•NIKE Brand footwear revenues decreased 1% on a currency-neutral basis. Unit sales of footwear were flat, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to channel mix and higher discounts, partially offset by product mix and strategic pricing.
•NIKE Brand apparel revenues increased 2% on a currency-neutral basis. Unit sales of apparel increased 3%, while lower ASP per unit reduced apparel revenues by approximately 1 percentage point. Lower ASP per unit was primarily due to higher discounts and channel mix, partially offset by product mix.
•NIKE Brand wholesale revenues were $20.8 billion for the first nine months of fiscal 2026, up 7% on a reported basis and up 5% on a currency-neutral basis. The increase on a currency-neutral basis was driven by higher revenues in North America and APLA, partially offset by lower revenues in Greater China.
•NIKE Direct revenues were $13.7 billion for the first nine months of fiscal 2026, down 5% on a reported basis and down 7% on a currency-neutral basis, due to declines in NIKE Brand Digital sales of 12% and declines in NIKE store sales of 3%. NIKE Brand Digital sales were $6.8 billion for the first nine months of fiscal 2026 compared to $7.6 billion for the first nine months of fiscal 2025, with declines primarily due to reduced traffic. Comparable store sales decreased 3%.

GROSS MARGIN

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025	% CHANGE	2026	2025	% CHANGE
Gross profit	$4,530	$4,675	-3%	$14,518	$15,321	-5%
Gross margin	40.2%	41.5%	-130 bps	41.0%	43.5%	-250 bps
THIRD QUARTER OF FISCAL 2026 COMPARED TO THIRD QUARTER OF FISCAL 2025
Consolidated gross margin was 130 basis points lower than the prior year due to:
•Higher NIKE Brand product costs (decreasing gross margin approximately 270 basis points), primarily due to higher tariffs in North America; and
•Lower gross margin from Converse (decreasing gross margin approximately 30 basis points).
This was partially offset by:
•Higher NIKE Brand ASP (increasing gross margin approximately 80 basis points), primarily due to strategic pricing and product mix;
•Lower other costs (increasing gross margin approximately 60 basis points), primarily due to lower inventory obsolescence reserves;
•Lower warehousing and logistics costs (increasing gross margin approximately 20 basis points); and
•Favorable changes in net foreign currency exchange rates, including hedges (increasing gross margin approximately 10 basis points).
FIRST NINE MONTHS OF FISCAL 2026 COMPARED TO FIRST NINE MONTHS OF FISCAL 2025
Consolidated gross margin was 250 basis points lower than the prior year due to:
•Higher NIKE Brand product costs (decreasing gross margin approximately 240 basis points), primarily due to higher tariffs in North America;
•Lower NIKE Brand ASP (decreasing gross margin approximately 80 basis points), primarily due to channel mix and higher discounts, partially offset by strategic pricing; and
•Lower gross margin from Converse (decreasing gross margin approximately 30 basis points).
This was partially offset by:
•Lower warehousing and logistics costs (increasing gross margin approximately 40 basis points), primarily due to channel mix;
•Favorable changes in net foreign currency exchange rates, including hedges (increasing gross margin approximately 30 basis points); and
•Lower other costs (increasing gross margin approximately 30 basis points), primarily due to lower inventory obsolescence reserves.
TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025	% CHANGE	2026	2025	% CHANGE
Demand creation expense(1)	$1,090	$1,088	0%	$3,551	$3,436	3%
Operating overhead expense(2)	2,887	2,799	3%	8,481	8,504	0%
Total selling and administrative expense	$3,977	$3,887	2%	$12,032	$11,940	1%
% of revenues	35.3%	34.5%	80 bps	34.0%	33.9%	10 bps
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

THIRD QUARTER OF FISCAL 2026 COMPARED TO THIRD QUARTER OF FISCAL 2025
Demand creation expense was flat as higher sports marketing expense and unfavorable changes in foreign currency exchange rates were offset by lower brand marketing expense. Changes in foreign currency exchange rates increased Demand creation expense by approximately 3 percentage points.
Operating overhead expense increased 3% due to higher wage-related expense, driven by employee severance costs, and unfavorable changes in foreign currency exchange rates, partially offset by lower other administrative costs. Changes in foreign currency exchange rates increased Operating overhead expense by approximately 2 percentage points.
FIRST NINE MONTHS OF FISCAL 2026 COMPARED TO FIRST NINE MONTHS OF FISCAL 2025
Demand creation expense increased 3% due to higher sports marketing expense and unfavorable changes in foreign currency exchange rates, partially offset by lower brand marketing expense, reflecting higher investment in key sports events in the prior year. Changes in foreign currency exchange rates increased Demand creation expense by approximately 2 percentage points.
Operating overhead expense was flat as lower other administrative costs were offset by higher wage-related expense, driven by employee severance costs, and unfavorable changes in foreign currency exchange rates. Changes in foreign currency exchange rates increased Operating overhead expense by approximately 1 percentage point.
OTHER (INCOME) EXPENSE, NET

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025	2026	2025
Other (income) expense, net	$(82)	$(38)	$(43)	$(101)
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions outside the normal course of business.
THIRD QUARTER OF FISCAL 2026 COMPARED TO THIRD QUARTER OF FISCAL 2025
Other (income) expense, net increased from $38 million of other income, net, to $82 million of other income, net, primarily due to settlements of legal matters, partially offset by an unfavorable net change in foreign currency conversion gains and losses, including hedges.
FIRST NINE MONTHS OF FISCAL 2026 COMPARED TO FIRST NINE MONTHS OF FISCAL 2025
Other (income) expense, net decreased from $101 million of other income, net, to $43 million of other income, net, primarily due to an unfavorable net change in foreign currency conversion gains and losses, including hedges, partially offset by settlements of legal matters.
INCOME TAXES

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
	2026	2025	% CHANGE	2026	2025	% CHANGE
Effective tax rate	20.0%	5.9%	1,410 bps	20.7%	15.7%	500 bps
THIRD QUARTER OF FISCAL 2026 COMPARED TO THIRD QUARTER OF FISCAL 2025
Our effective tax rate increased from 5.9% to 20.0%, primarily due to a prior year one-time, non-cash deferred tax benefit provided by U.S. tax regulations related to foreign currency gains and losses.
FIRST NINE MONTHS OF FISCAL 2026 COMPARED TO FIRST NINE MONTHS OF FISCAL 2025
Our effective tax rate increased from 15.7% to 20.7%, primarily due to a prior year one-time, non-cash deferred tax benefit provided by U.S. tax regulations related to foreign currency gains and losses.
For additional information, refer to Note 5 — Income Taxes within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SEGMENT INFORMATION
See Note 11 — Segment Information in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for a description of our segments and related information.
The breakdown of Revenues is as follows:

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$5,026	$4,864	3%	3%	$15,679	$14,869	5%	5%
Europe, Middle East & Africa	2,874	2,811	2%	-7%	9,597	9,257	4%	-2%
Greater China	1,615	1,733	-7%	-10%	4,550	5,110	-11%	-12%
Asia Pacific & Latin America	1,490	1,470	1%	-2%	4,647	4,676	-1%	-2%
Global Brand Divisions(2)	7	12	-42%	-37%	25	39	-36%	-34%
TOTAL NIKE BRAND	11,012	10,890	1%	-2%	34,498	33,951	2%	0%
Converse	264	405	-35%	-37%	930	1,335	-30%	-32%
Corporate(3)	3	(26)	—	—	(2)	(74)	—	—
TOTAL NIKE, INC. REVENUES	$11,279	$11,269	0%	-3%	$35,426	$35,212	1%	-1%
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
The primary financial measure used to evaluate performance of our individual reportable operating segments is EBIT. For additional information on our segments, refer to Note 11 — Segment Information in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.
The breakdown of EBIT is as follows:

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025	% CHANGE	2026	2025	% CHANGE
North America	$981	$1,103	-11%	$3,376	$3,690	-9%
Europe, Middle East & Africa	515	480	7%	1,983	2,103	-6%
Greater China	467	421	11%	1,035	1,298	-20%
Asia Pacific & Latin America	332	346	-4%	1,071	1,208	-11%
Global Brand Divisions	(1,209)	(1,093)	-11%	(3,473)	(3,453)	-1%
TOTAL NIKE BRAND(1)	1,086	1,257	-14%	3,992	4,846	-18%
Converse	(40)	39	-203%	(5)	213	-102%
Corporate	(411)	(470)	13%	(1,458)	(1,577)	8%
TOTAL NIKE, INC. EBIT(1)	635	826	-23%	2,529	3,482	-27%
Interest (income) expense, net	(15)	(18)	—	(42)	(85)	—
Income tax expense	130	50	160%	532	559	-5%
NET INCOME	$520	$794	-35%	$2,039	$3,008	-32%

Total NIKE, Inc. Revenues	$11,279	$11,269	0%	$35,426	$35,212	1%
Net income margin	4.6%	7.0%		5.8%	8.5%
EBIT margin(1)	5.6%	7.3%		7.1%	9.9%
(1)Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT margin represent non-GAAP financial measures. For additional information, see "Use of Non-GAAP Financial Measures".

NORTH AMERICA

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$3,326	$3,132	6%	6%	$10,087	$9,580	5%	5%
Apparel	1,480	1,510	-2%	-2%	4,765	4,534	5%	5%
Equipment	220	222	-1%	-1%	827	755	10%	10%
TOTAL REVENUES	$5,026	$4,864	3%	3%	$15,679	$14,869	5%	5%
Revenues by:
Sales to Wholesale Customers	$2,768	$2,499	11%	11%	$9,054	$7,840	15%	15%
Sales through NIKE Direct	2,258	2,365	-5%	-5%	6,625	7,029	-6%	-6%
TOTAL REVENUES	$5,026	$4,864	3%	3%	$15,679	$14,869	5%	5%
Cost of sales	3,036	2,766	10%		9,268	8,289	12%
Gross profit	1,990	2,098	-5%		6,411	6,580	-3%
Gross margin	39.6%	43.1%	-350 bps		40.9%	44.3%	-340 bps
Demand creation expense	416	401	4%		1,331	1,235	8%
Operating overhead expense	593	596	-1%		1,705	1,656	3%
Total selling and administrative expense	1,009	997	1%		3,036	2,891	5%
Other segment items	—	(2)	—		(1)	(1)	—
EARNINGS BEFORE INTEREST AND TAXES	$981	$1,103	-11%		$3,376	$3,690	-9%
THIRD QUARTER OF FISCAL 2026 COMPARED TO THIRD QUARTER OF FISCAL 2025
•North America revenues increased 3% on a currency-neutral basis. Wholesale revenues increased 11%, primarily driven by the impacts of our marketplace management actions in both the current and prior year and expanded distribution in the current year. NIKE Direct revenues decreased 5% due to declines in digital sales of 7% and declines in store sales of 1%. Comparable store sales decreased 1%.
•Footwear revenues increased 6% on a currency-neutral basis. Unit sales of footwear increased 4%, while higher ASP per pair contributed approximately 2 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to product mix and strategic pricing, partially offset by channel mix.
•Apparel revenues decreased 2% on a currency-neutral basis. Unit sales of apparel decreased 1%, while lower ASP per unit reduced apparel revenues by approximately 1 percentage point. Lower ASP per unit was primarily due to higher discounts, partially offset by product mix and strategic pricing.
Reported EBIT decreased 11% reflecting higher reported revenues more than offset by:
•Gross margin contraction of 350 basis points, primarily due to higher tariffs, partially offset by higher ASP and lower inventory obsolescence reserves. Higher ASP primarily reflects strategic pricing and product mix, partially offset by channel mix.
•Demand creation expense increased 4% due to higher sports marketing expense, partially offset by lower brand marketing expense.
•Operating overhead expense decreased 1% due to lower other administrative costs, partially offset by higher wage-related expense.

FIRST NINE MONTHS OF FISCAL 2026 COMPARED TO FIRST NINE MONTHS OF FISCAL 2025
•North America revenues increased 5% on a currency-neutral basis. Wholesale revenues increased 15%, primarily driven by expanded distribution in the current year and the impacts of our marketplace management actions in both the current and prior year. NIKE Direct revenues decreased 6% due to declines in digital sales of 11% and declines in store sales of 1%. Comparable store sales decreased 1%.
•Footwear revenues increased 5% on a currency-neutral basis. Unit sales of footwear increased 8%, while lower ASP per pair reduced footwear revenues by approximately 3 percentage points. Lower ASP per pair was primarily due to channel mix, partially offset by product mix and strategic pricing.
•Apparel revenues increased 5% on a currency-neutral basis. Unit sales of apparel increased 5%, while ASP per unit was flat as channel mix and higher discounts were offset primarily by product mix.
Reported EBIT decreased 9% reflecting higher reported revenues more than offset by the following:
•Gross margin contraction of 340 basis points, primarily due to higher tariffs and lower ASP, partially offset by lower warehousing and logistics costs due to channel mix and lower inventory obsolescence reserves. Lower ASP primarily reflects channel mix, partially offset by strategic pricing.
•Demand creation expense increased 8% due to higher sports marketing expense and higher brand marketing expense.
•Operating overhead expense increased 3% due to higher wage-related expense, partially offset by lower other administrative costs.
EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,789	$1,742	3%	-7%	$5,822	$5,676	3%	-3%
Apparel	926	913	1%	-8%	3,228	3,042	6%	0%
Equipment	159	156	2%	-8%	547	539	1%	-5%
TOTAL REVENUES	$2,874	$2,811	2%	-7%	$9,597	$9,257	4%	-2%
Revenues by:
Sales to Wholesale Customers	$1,919	$1,817	6%	-4%	$6,368	$6,011	6%	0%
Sales through NIKE Direct	955	994	-4%	-13%	3,229	3,246	-1%	-7%
TOTAL REVENUES	$2,874	$2,811	2%	-7%	$9,597	$9,257	4%	-2%
Cost of sales	1,705	1,696	1%		5,530	5,179	7%
Gross profit	1,169	1,115	5%		4,067	4,078	0%
Gross margin	40.7%	39.7%	100 bps		42.4%	44.1%	-170 bps
Demand creation expense	296	267	11%		943	870	8%
Operating overhead expense	360	353	2%		1,141	1,091	5%
Total selling and administrative expense	656	620	6%		2,084	1,961	6%
Other segment items	(2)	15	—		—	14	—
EARNINGS BEFORE INTEREST AND TAXES	$515	$480	7%		$1,983	$2,103	-6%

THIRD QUARTER OF FISCAL 2026 COMPARED TO THIRD QUARTER OF FISCAL 2025
•EMEA revenues decreased 7% on a currency-neutral basis. Wholesale revenues decreased 4%. NIKE Direct revenues decreased 13% due to declines in digital sales of 6% and declines in store sales of 20%. Comparable store sales decreased 19%.
•Footwear revenues decreased 7% on a currency-neutral basis. Unit sales of footwear decreased 4%, while lower ASP per pair reduced footwear revenues by approximately 3 percentage points. Lower ASP per pair was primarily due to higher discounts, partially offset by product mix.
•Apparel revenues decreased 8% on a currency-neutral basis. Unit sales of apparel decreased 8%, while ASP per unit was flat as higher discounts were offset primarily by channel mix.
Reported EBIT increased 7% reflecting higher reported revenues and the following:
•Gross margin expansion of 100 basis points, primarily due to higher other product costs in the prior year, partially offset by higher discounts and unfavorable changes in standard foreign currency exchange rates.
•Demand creation expense increased 11%, primarily due to unfavorable changes in foreign currency exchange rates and higher sports marketing expense.
•Operating overhead expense increased 2% due to unfavorable changes in foreign currency exchange rates, partially offset by lower other administrative costs.
FIRST NINE MONTHS OF FISCAL 2026 COMPARED TO FIRST NINE MONTHS OF FISCAL 2025
•EMEA revenues decreased 2% on a currency-neutral basis. Wholesale revenues were flat. NIKE Direct revenues decreased 7% due to declines in digital sales of 6% and declines in store sales of 7%. Comparable store sales decreased 6%.
•Footwear revenues decreased 3% on a currency-neutral basis. Unit sales of footwear were flat, while lower ASP per pair reduced footwear revenues by approximately 3 percentage points. Lower ASP per pair was primarily due to higher discounts, partially offset by product mix.
•Apparel revenues were flat on a currency-neutral basis. Unit sales of apparel increased 3%, while lower ASP per unit reduced apparel revenues by approximately 3 percentage points. Lower ASP per unit was primarily due to higher discounts.
Reported EBIT decreased 6% reflecting higher reported revenues more than offset by:
•Gross margin contraction of 170 basis points, primarily due to lower ASP, reflecting higher discounts, and unfavorable changes in standard foreign currency exchange rates, partially offset by lower warehousing and logistics costs.
•Demand creation expense increased 8% due to unfavorable changes in foreign currency exchange rates and higher sports marketing expense, partially offset by lower brand marketing expense, reflecting higher investment in key sports events in the prior year.
•Operating overhead expense increased 5%, primarily due to unfavorable changes in foreign currency exchange rates, partially offset by lower other administrative costs.

GREATER CHINA

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,187	$1,282	-7%	-10%	$3,250	$3,731	-13%	-14%
Apparel	397	412	-4%	-7%	1,201	1,244	-3%	-5%
Equipment	31	39	-21%	-22%	99	135	-27%	-27%
TOTAL REVENUES	$1,615	$1,733	-7%	-10%	$4,550	$5,110	-11%	-12%
Revenues by:
Sales to Wholesale Customers	$888	$995	-11%	-13%	$2,548	$2,870	-11%	-12%
Sales through NIKE Direct	727	738	-1%	-5%	2,002	2,240	-11%	-12%
TOTAL REVENUES	$1,615	$1,733	-7%	-10%	$4,550	$5,110	-11%	-12%
Cost of sales	839	953	-12%		2,473	2,765	-11%
Gross profit	776	780	-1%		2,077	2,345	-11%
Gross margin	48.0%	45.0%	300 bps		45.6%	45.9%	-30 bps
Demand creation expense	97	123	-21%		341	372	-8%
Operating overhead expense	235	235	0%		725	727	0%
Total selling and administrative expense	332	358	-7%		1,066	1,099	-3%
Other segment items	(23)	1	—		(24)	(52)	—
EARNINGS BEFORE INTEREST AND TAXES	$467	$421	11%		$1,035	$1,298	-20%
THIRD QUARTER OF FISCAL 2026 COMPARED TO THIRD QUARTER OF FISCAL 2025
•Greater China revenues decreased 10% on a currency-neutral basis. Wholesale revenues decreased 13%. NIKE Direct revenues decreased 5% due to declines in digital sales of 21%, partially offset by an increase in store sales of 1%. Comparable store sales decreased 1%.
•Footwear revenues decreased 10% on a currency-neutral basis. Unit sales of footwear decreased 10%, while ASP per pair was flat as lower discounts were offset primarily by product mix and channel mix.
•Apparel revenues decreased 7% on a currency-neutral basis. Unit sales of apparel decreased 9%, while higher ASP per unit increased apparel revenues by approximately 2 percentage points. Higher ASP per unit was primarily due to product mix and lower discounts.
Reported EBIT increased 11% reflecting lower reported revenues more than offset by:
•Gross margin expansion of 300 basis points, primarily due to lower inventory obsolescence reserves.
•Demand creation expense decreased 21%, primarily due to lower brand marketing expense.
•Operating overhead expense was flat as lower other administrative costs were offset primarily by unfavorable changes in foreign currency exchange rates.
FIRST NINE MONTHS OF FISCAL 2026 COMPARED TO FIRST NINE MONTHS OF FISCAL 2025
•Greater China revenues decreased 12% on a currency-neutral basis. Wholesale revenues decreased 12%. NIKE Direct revenues decreased 12% due to declines in digital sales of 29% and declines in store sales of 3%. Comparable store sales decreased 4%.
•Footwear revenues decreased 14% on a currency-neutral basis. Unit sales of footwear decreased 13%, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to channel mix and product mix, partially offset by lower discounts.
•Apparel revenues decreased 5% on a currency-neutral basis. Unit sales of apparel decreased 7%, while higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to product mix.

Reported EBIT decreased 20% reflecting lower reported revenues and the following:
•Gross margin contraction of 30 basis points, primarily due to higher product costs, driven by product mix, partially offset by lower inventory obsolescence reserves.
•Demand creation expense decreased 8%, primarily due to lower brand marketing expense.
•Operating overhead expense was flat as lower other administrative costs were offset by higher wage-related expense and unfavorable changes in foreign currency exchange rates.
ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,051	$1,052	0%	-3%	$3,263	$3,338	-2%	-3%
Apparel	381	358	6%	4%	1,209	1,143	6%	5%
Equipment	58	60	-3%	-7%	175	195	-10%	-11%
TOTAL REVENUES	$1,490	$1,470	1%	-2%	$4,647	$4,676	-1%	-2%
Revenues by:
Sales to Wholesale Customers	$891	$844	6%	3%	$2,834	$2,764	3%	2%
Sales through NIKE Direct	599	626	-4%	-8%	1,813	1,912	-5%	-6%
TOTAL REVENUES	$1,490	$1,470	1%	-2%	$4,647	$4,676	-1%	-2%
Cost of sales	870	829	5%		2,672	2,588	3%
Gross profit	620	641	-3%		1,975	2,088	-5%
Gross margin	41.6%	43.6%	-200 bps		42.5%	44.7%	-220 bps
Demand creation expense	91	97	-6%		297	285	4%
Operating overhead expense	200	200	0%		614	597	3%
Total selling and administrative expense	291	297	-2%		911	882	3%
Other segment items	(3)	(2)	—		(7)	(2)	—
EARNINGS BEFORE INTEREST AND TAXES	$332	$346	-4%		$1,071	$1,208	-11%

THIRD QUARTER OF FISCAL 2026 COMPARED TO THIRD QUARTER OF FISCAL 2025
•APLA revenues decreased 2% on a currency-neutral basis primarily due to lower revenues in Japan and Korea, partially offset by higher revenues in Pacific. Wholesale revenues increased 3%. NIKE Direct revenues decreased 8% due to declines in digital sales of 12% and declines in store sales of 3%. Comparable store sales decreased 5%.
•Footwear revenues decreased 3% on a currency-neutral basis. Unit sales of footwear decreased 3%, while ASP per pair was flat as product mix and strategic pricing were offset by channel mix and higher discounts.
•Apparel revenues increased 4% on a currency-neutral basis. Unit sales of apparel increased 4%, while ASP per unit was flat as higher discounts and channel mix were offset by product mix and strategic pricing.
Reported EBIT decreased 4% reflecting higher reported revenues more than offset by:
•Gross margin contraction of approximately 200 basis points, primarily due to unfavorable changes in standard foreign currency exchange rates.
•Demand creation expense decreased 6%, primarily due to lower brand marketing expense, partially offset by unfavorable changes in foreign currency exchange rates.
•Operating overhead expense was flat as unfavorable changes in foreign currency exchange rates were offset by lower other administrative costs and lower wage-related expense.
FIRST NINE MONTHS OF FISCAL 2026 COMPARED TO FIRST NINE MONTHS OF FISCAL 2025
•APLA revenues decreased 2% on a currency-neutral basis primarily due to lower revenues in Southeast Asia & India, Japan and Korea, partially offset by higher revenues in Central & South America and Pacific. Wholesale revenues increased 2%. NIKE Direct revenues decreased 6% due to declines in digital sales of 10% and declines in store sales of 2%. Comparable store sales decreased 5%.
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
Reported EBIT decreased 11% reflecting lower reported revenues and the following:
•Gross margin contraction of approximately 220 basis points, primarily due to unfavorable changes in standard foreign currency exchange rates and lower ASP.
•Demand creation expense increased 4%, primarily due to higher sports marketing expense, partially offset by lower brand marketing expense.
•Operating overhead expense increased 3%, primarily due to higher wage-related expense and unfavorable changes in foreign currency exchange rates.
GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025	% CHANGE	2026	2025	% CHANGE
Revenues	$7	$12	-42%	$25	$39	-36%
Cost of sales	160	148	8%	480	448	7%
Gross profit (loss)	(153)	(136)	-13%	(455)	(409)	-11%
Demand creation expense	170	158	8%	558	547	2%
Operating overhead expense	886	802	10%	2,461	2,499	-2%
Total selling and administrative expense	1,056	960	10%	3,019	3,046	-1%
Other segment items	—	(3)	—	(1)	(2)	—
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$(1,209)	$(1,093)	-11%	$(3,473)	$(3,453)	-1%

Global Brand Divisions primarily represents costs, including product creation and design expenses, that are centrally managed for the NIKE Brand, as well as costs associated with NIKE Direct global digital operations and enterprise technology. Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment.
THIRD QUARTER OF FISCAL 2026 COMPARED TO THIRD QUARTER OF FISCAL 2025
Global Brand Divisions' loss before interest and taxes increased 11%, primarily due to higher Operating overhead expense. Operating overhead expense increased 10%, primarily due to higher wage-related expense, driven by employee severance costs, partially offset by lower other administrative costs.
FIRST NINE MONTHS OF FISCAL 2026 COMPARED TO FIRST NINE MONTHS OF FISCAL 2025
Global Brand Divisions' loss before interest and taxes increased 1%, primarily due to higher Cost of sales, partially offset by lower Operating overhead expense. Cost of sales increased 7% primarily due to higher wage-related expense. Operating overhead expense decreased 2%, primarily due to lower other administrative costs, partially offset by higher wage-related expense, driven by employee severance costs.
CONVERSE

	THREE MONTHS ENDED FEBRUARY 28,				NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$231	$349	-34%	-37%	$805	$1,149	-30%	-32%
Apparel	12	22	-45%	-45%	39	65	-40%	-40%
Equipment	4	7	-43%	-41%	17	25	-32%	-32%
Other(1)	17	27	-37%	-38%	69	96	-28%	-28%
TOTAL REVENUES	$264	$405	-35%	-37%	$930	$1,335	-30%	-32%
Revenues by:
Sales to Wholesale Customers	$142	$208	-32%	-35%	$480	$695	-31%	-33%
Sales through Direct to Consumer	105	170	-38%	-41%	381	544	-30%	-31%
Other(1)	17	27	-37%	-38%	69	96	-28%	-27%
TOTAL REVENUES	$264	$405	-35%	-37%	$930	$1,335	-30%	-32%
Cost of sales	167	217	-23%		536	672	-20%
Gross profit	97	188	-48%		394	663	-41%
Gross margin	36.7%	46.4%	-970 bps		42.4%	49.7%	-730 bps
Demand creation expense	17	40	-58%		74	118	-37%
Operating overhead expense	120	108	11%		326	332	-2%
Total selling and administrative expense	137	148	-7%		400	450	-11%
Other segment items	—	1	—		(1)	—	—
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$(40)	$39	-203%		$(5)	$213	-102%
(1)Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights.
THIRD QUARTER OF FISCAL 2026 COMPARED TO THIRD QUARTER OF FISCAL 2025
•Converse revenues decreased 37% on a currency-neutral basis driven by declines in all territories. Unit sales decreased 37%, while ASP was flat.
•Wholesale revenues decreased 35% on a currency-neutral basis, driven by declines in all territories.
•Direct to consumer revenues decreased 41% on a currency-neutral basis, reflecting reduced traffic in all territories.

Reported EBIT decreased 203% reflecting lower reported revenues and the following:
•Gross margin contraction of approximately 970 basis points, primarily due to the brand and marketplace reset costs, including employee severance costs and higher inventory obsolescence reserves.
•Demand creation expense decreased 58%, primarily due to lower brand marketing expense.
•Operating overhead expense increased 11%, primarily due to higher wage-related expense, driven by employee severance costs, partially offset by lower other administrative costs.
FIRST NINE MONTHS OF FISCAL 2026 COMPARED TO FIRST NINE MONTHS OF FISCAL 2025
•Converse revenues decreased 32% on a currency-neutral basis driven by declines in all territories. Unit sales decreased 28%, while lower ASP reduced revenues by approximately 4 percentage points. Lower ASP per unit was primarily due to higher discounts and product mix.
•Wholesale revenues decreased 33% on a currency-neutral basis, driven by declines in all territories.
•Direct to consumer revenues decreased 31% on a currency-neutral basis, reflecting reduced traffic in all territories.
Reported EBIT decreased 102% reflecting lower reported revenues and the following:
•Gross margin contraction of approximately 730 basis points, primarily due to lower ASP, as well as the brand and marketplace reset costs, including employee severance costs and higher inventory obsolescence reserves.
•Demand creation expense decreased 37%, primarily due to lower brand marketing expense.
•Operating overhead expense decreased 2%, primarily due to lower other administrative costs, partially offset by higher wage-related expense, driven by employee severance costs.
CORPORATE

	THREE MONTHS ENDED FEBRUARY 28,			NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025	% CHANGE	2026	2025	% CHANGE
Revenues	$3	$(26)	—	$(2)	$(74)	—
Cost of sales	(28)	(15)	—	(51)	(50)	—
Gross profit (loss)	31	(11)	—	49	(24)	—
Demand creation expense	3	2	50%	7	9	-22%
Operating overhead expense	493	505	-2%	1,509	1,602	-6%
Total selling and administrative expense	496	507	-2%	1,516	1,611	-6%
Other segment items	(54)	(48)	—	(9)	(58)	—
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$(411)	$(470)	13%	$(1,458)	$(1,577)	8%
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

THIRD QUARTER OF FISCAL 2026 COMPARED TO THIRD QUARTER OF FISCAL 2025
Corporate's loss before interest and taxes decreased $59 million, primarily due to the following:
•a favorable change in net foreign currency gains and losses of $57 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated Gross profit;
•a favorable change of $12 million in Operating overhead expense, primarily related to lower other administrative costs, partially offset by higher wage-related expense; and
•a favorable change of $5 million primarily related to settlements of legal matters, mostly offset by remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.
FIRST NINE MONTHS OF FISCAL 2026 COMPARED TO FIRST NINE MONTHS OF FISCAL 2025
Corporate's loss before interest and taxes decreased $119 million, primarily due to the following:
•a favorable change in net foreign currency gains and losses of $94 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated Gross profit;
•a favorable change of $93 million in Operating overhead expense, primarily related to lower other administrative costs; and
•an unfavorable change of $50 million primarily related to remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, partially offset by settlements of legal matters, reported as a component of consolidated Other (income) expense, net.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks material to NIKE, Inc. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes. As of and for the three and nine months ended February 28, 2026, there have been no material changes to our hedging program or strategy from what was disclosed within our Annual Report.
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

TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $399 million and $735 million for the three and nine months ended February 28, 2026, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $62 million and $143 million for the three and nine months ended February 28, 2026, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net, had an unfavorable impact of approximately $29 million and $12 million on our Income before income taxes for the three and nine months ended February 28, 2026, respectively.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY

	NINE MONTHS ENDED FEBRUARY 28,
(Dollars in millions)	2026	2025
Cash provided (used by):
Operations	$1,231	$3,235
Investing activities	(276)	(289)
Financing activities	(1,778)	(4,176)
Effect of exchange rate changes on cash and equivalents	19	(29)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	$(804)	$(1,259)
OPERATIONS:
For the nine months ended February 28, 2026, cash provided by operations was $1,231 million. This was driven by Net income of $2,039 million, adjusted for non-cash items of $1,018 million, and a net change in certain working capital components and other assets and liabilities that decreased cash provided by operations by $1,826 million. The net change in certain working capital components and other assets and liabilities was primarily driven by an increase in Accounts receivable, a decrease in Accounts payable and a decrease in Income taxes payable. The increase in Accounts receivable was primarily due to higher wholesale revenues and the timing of wholesale shipments. The decrease in Accounts payable was primarily due to lower other administrative costs and the timing of payments. The decrease in Income taxes payable was primarily due to U.S. federal income tax payments.
For the nine months ended February 28, 2025, cash provided by operations was $3,235 million. This was driven by Net income of $3,008 million, adjusted for non-cash items of $875 million, and a net change in certain working capital components and other assets and liabilities that decreased cash provided by operations by $648 million. The net change in certain working capital components and other assets and liabilities was primarily driven by an increase in Accounts receivable and an increase in Prepaid expenses and other current assets. The increase in Accounts receivable was primarily due to the timing of wholesale shipments and the increase in Prepaid expenses and other current assets was primarily due to payments related to endorsement contracts.
INVESTING ACTIVITIES:
For the nine months ended February 28, 2026, cash used by investing activities was $276 million, primarily driven by a net change in short-term investments (including purchases, sales and maturities) and increased additions to Property, plant and equipment. For the nine months ended February 28, 2025, cash used by investing activities was $289 million, primarily driven by a net change in short-term investments (including purchases, sales and maturities).
FINANCING ACTIVITIES:
For the nine months ended February 28, 2026, cash used by financing activities was $1,778 million, primarily driven by dividend payments. For the nine months ended February 28, 2025, cash used by financing activities was $4,176 million, primarily driven by share repurchases and dividend payments.
During the first nine months of fiscal 2026, we purchased a total of 1.8 million shares of NIKE's Class B Common Stock for $122.4 million (an average price of $67.63 per share) under the four-year, $18 billion share repurchase program approved by the Board of Directors in June 2022. As of February 28, 2026, we had repurchased 124.4 million shares at a cost of approximately $12.1 billion (an average price of $97.57 per share) under this $18 billion share repurchase program. No shares were repurchased during the quarter ended February 28, 2026. We paused repurchases under this program during the first quarter of fiscal 2026. The existing program remains authorized by the Board of Directors and we may resume share repurchases in the future at any time, depending upon market conditions, our liquidity and capital needs and other factors. We continue to expect funding of any future share repurchases to come from operating cash flows and excess cash.

CAPITAL RESOURCES
On July 17, 2025, we filed a shelf registration statement (the "Shelf") with the U.S. Securities and Exchange Commission (the "SEC") which permits us to issue an unlimited amount of securities from time to time. The Shelf expires on July 17, 2028.
As of February 28, 2026, our committed credit facilities were unchanged from the information previously reported within our Annual Report. We currently have long-term debt ratings of A+ and A2 from Standard and Poor's Corporation and Moody's Investor Services, respectively. Any changes to these ratings could result in interest rate and facility fee changes. In November 2025, Moody's Investor Services downgraded our debt rating from A1 to A2. Despite the downgrade, our facility fees and interest rates remain unchanged. As of February 28, 2026, we were in full compliance with the covenants under our facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future. As of February 28, 2026 and May 31, 2025, no amounts were outstanding under our committed credit facilities.
On March 6, 2026, subsequent to the end of the third quarter of fiscal 2026, we entered into a 364-day committed credit facility agreement with a syndicate of banks, which provides for up to $1 billion of borrowings, with an option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 5, 2027, with an option to extend the maturity date an additional 364 days. This facility replaces the prior $1 billion 364-day credit facility agreement entered into on March 7, 2025, which matured on March 6, 2026. Refer to Note 4 — Short-Term Borrowings and Credit Lines within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for more information.
Liquidity is also provided by our $3 billion commercial paper program. As of and for the three months ended February 28, 2026, we did not have any borrowings outstanding under our $3 billion program. We may issue commercial paper or other debt securities depending on general corporate needs.
To date, in fiscal 2026, we have not experienced difficulty accessing the capital or credit markets; however, future volatility may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of February 28, 2026, we had Cash and equivalents and Short-term investments totaling $8.1 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of February 28, 2026, the weighted average days to maturity of our cash equivalents and short-term investments portfolio was 119 days.
We believe that existing Cash and equivalents, Short-term investments and cash provided by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs for the next twelve months and beyond.
There have been no significant changes to the material cash requirements previously reported.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
As of February 28, 2026, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources. Refer to Note 12 — Commitments and Contingencies in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional information related to our bank guarantees and letters of credit.

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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2026.
During the third quarter of fiscal 2026, we implemented a new Enterprise Resource Planning Platform primarily in our Europe, Middle East & Africa geography. As a result, there were changes to certain processes which resulted in changes to our internal control over financial reporting. For a discussion of risks related to the implementation of new systems, see Part 1, Item 1A, Risk Factors, in the Company’s most recent Annual Report on Form 10-K.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2022, the Board of Directors approved a four-year, $18 billion share repurchase program. As of February 28, 2026, the Company had repurchased 124.4 million shares at an average price of $97.57 per share for a total approximate cost of $12.1 billion under the program. No shares were repurchased during the quarter ended February 28, 2026. We paused repurchases under this program during the first quarter of fiscal 2026.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended February 28, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On December 12, 2025, Venkatesh Alagirisamy, Executive Vice President, Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 53,331 shares of our Class B Common Stock, subject to certain conditions. The arrangement's expiration date is April 30, 2027.
On December 24, 2025, Mark Parker, Executive Chairman, adopted a Rule 10b5-1 trading arrangement for the sale of up to 165,000 shares of our Class B Common Stock and also provides for gifts of up to 44,731 shares of our Class B Common Stock, subject to certain conditions. The arrangement's expiration date is November 13, 2026.

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
10.1
364-Day Credit Agreement dated as of March 6, 2026, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, and the other Banks named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2026).

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

NIKE, INC. an Oregon Corporation
By:	/s/ Matthew Friend Matthew Friend Chief Financial Officer and Authorized Officer
Date:	April 1, 2026