Form 10-K
period 2026-05-31
NIKE, Inc.
filed 2026-07-15
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 2026

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).								☐	☑

As of November 28, 2025, the aggregate market values of the Registrant's Common Stock held by non-affiliates were:
Class A	$4,015,962,912
Class B	76,513,157,723
$80,529,120,635

As of July 8, 2026, the number of shares of the Registrant's Common Stock outstanding were:
Class A	281,387,752
Class B	1,202,110,951
1,483,498,703
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on September 8, 2026, are incorporated by reference into Part III of this report.

NIKE, INC.
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
GENERAL
NIKE, Inc. was incorporated in 1967 under the laws of the State of Oregon. As used in this Annual Report on Form 10-K (this "Annual Report"), the terms "we," "us," "our," "NIKE" and the "Company" refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, collectively, unless the context indicates otherwise.
Our principal business activity is the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE is the largest seller of athletic footwear and apparel in the world. We sell our products through NIKE Direct operations, which are comprised of both NIKE-owned retail stores and sales through our digital platforms (also referred to as "NIKE Brand Digital") and to wholesale accounts, which include a mix of independent distributors, licensees and sales representatives in nearly all countries around the world. We also offer interactive consumer services and experiences. Nearly all of our products are manufactured by independent contractors. Nearly all footwear, apparel and equipment products are manufactured outside the United States.
All references to fiscal 2026, 2025 and 2024 are to NIKE, Inc.'s fiscal years ended May 31, 2026, 2025 and 2024, respectively. Any references to other fiscal years refer to a fiscal year ending on May 31 of that year.
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
We also sell sports apparel, which features the same trademarks and is sold predominantly through the same marketing and distribution channels as athletic footwear. Our sports apparel, similar to our athletic footwear products, is designed primarily for athletic use, although many of the products are worn for casual or leisure purposes, and demonstrates our commitment to innovation and high-quality construction. We often market footwear, apparel and accessories in "collections" of similar use. We also market apparel with licensed college and professional team and league logos.
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

2026 FORM 10-K 1

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
Converse is also a reportable operating segment and operates predominantly in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories. Converse direct to consumer operations, including digital commerce, are reported within the Converse operating segment results.
UNITED STATES MARKET
For fiscal 2026, NIKE Brand and Converse sales in the United States accounted for approximately 44% of total revenues, compared to 43% and 42% in fiscal 2025 and fiscal 2024, respectively. We sell our products to wholesale accounts in the United States, including a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops and other wholesale accounts. During fiscal 2026, our three largest United States customers accounted for approximately 29% of sales in the United States.
Our NIKE Direct and Converse direct to consumer operations sell our products to consumers through various digital platforms, as well as through the following number of retail stores in the United States:

U.S. RETAIL STORES	NUMBER
NIKE Brand factory stores	212
NIKE Brand in-line stores (including employee-only stores)	75
Converse stores (including factory stores)	60
TOTAL	347
In the United States, NIKE has eight significant distribution centers. Refer to Item 2. Properties for additional information.
INTERNATIONAL MARKETS
For fiscal 2026, non-U.S. NIKE Brand and Converse sales accounted for approximately 56% of total revenues, compared to 57% and 58% for fiscal 2025 and fiscal 2024, respectively. We sell our products to wholesale accounts, which include a mix of independent distributors, licensees and sales representatives around the world. We also ship products from 65 distribution centers outside of the United States. Refer to Item 2. Properties for additional information on distribution facilities outside of the United States. During fiscal 2026, NIKE's three largest customers outside of the United States accounted for approximately 16% of total non-U.S. sales.
In addition to NIKE-owned and Converse-owned digital commerce platforms in over 40 countries, our NIKE Direct and Converse direct to consumer businesses operate the following number of retail stores outside the United States:

NON-U.S. RETAIL STORES	NUMBER
NIKE Brand factory stores	537
NIKE Brand in-line stores (including employee-only stores)	50
Converse stores (including factory stores)	54
TOTAL	641
2026 FORM 10-K 2

SIGNIFICANT CUSTOMER
No customer accounted for 10% or more of our consolidated Revenues during fiscal 2026.
PRODUCT RESEARCH, DESIGN AND DEVELOPMENT
We believe our research, design and development efforts are key factors in our success. Technical innovation in the design and manufacturing process of athletic footwear, apparel and equipment receives continued emphasis as we strive to produce products that help to enhance athletic performance, reduce injury and maximize comfort, while decreasing our environmental impact.
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
As of May 31, 2026, contract manufacturers operated 95 finished goods footwear factories located in 11 countries. For fiscal 2026, NIKE Brand footwear finished goods were manufactured by 15 contract manufacturers, many of which operate multiple factories. For fiscal 2026, factories in Vietnam, Indonesia and China manufactured approximately 52%, 27% and 16% of total NIKE Brand footwear, respectively. For fiscal 2026, four footwear contract manufacturers each accounted for greater than 10% of footwear production and in the aggregate accounted for approximately 60% of NIKE Brand footwear production.
As of May 31, 2026, contract manufacturers operated 321 finished goods apparel factories located in 34 countries. For fiscal 2026, NIKE Brand apparel finished goods were manufactured by 64 contract manufacturers, many of which operate multiple factories. For fiscal 2026, factories in Vietnam, Cambodia and China manufactured approximately 34%, 15% and 12% of total NIKE Brand apparel, respectively. For fiscal 2026, two apparel contract manufacturers accounted for more than 10% of apparel production, and the top six contract manufacturers in the aggregate accounted for approximately 54% of NIKE Brand apparel production.
We are also supplied, primarily indirectly, by a number of materials suppliers ("Tier 2 suppliers"), who provide the principal materials used in footwear and apparel finished goods products. As of May 31, 2026, we had 205 strategic Tier 2 suppliers. NIKE's contract manufacturers buy the principal materials for the manufacturing of our footwear, apparel and equipment products.
The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, natural and synthetic leather, nylon, polyester and natural fiber textiles, as well as polyurethane films used to make NIKE Air-Sole cushioning components. During fiscal 2026, Air Manufacturing Innovation, a wholly-owned subsidiary, with facilities near Beaverton, Oregon, in Dong Nai City, Vietnam, and St. Charles, Missouri, as well as contract manufacturers in China and Vietnam, were our suppliers of NIKE Air-Sole and other cushioning components used in footwear.
The principal materials used in our apparel products are natural and synthetic fabrics, yarns, trims and threads (both virgin and recycled); specialized performance fabrics designed to efficiently wick moisture away from the body, retain heat and repel rain and/or snow; and plastic and metal hardware.
From time to time, certain materials used in the production of our products experience periods of high demand, shortages and price volatility. In fiscal 2026, contract manufacturers were able to source sufficient quantities of raw materials for use in our footwear and apparel products. Refer to Item 1A. Risk Factors, for additional discussion of the impact of sourcing risks on our business.
Since 1972, Sojitz Corporation of America ("Sojitz America"), a large Japanese trading company and the sole owner of our redeemable preferred stock, has performed import-export financing services for us.

2026 FORM 10-K 3

INTERNATIONAL OPERATIONS AND TRADE
Our international operations and sources of supply are subject to the usual risks of doing business globally, such as the implementation of, or potential changes in, foreign and domestic trade policies, increases in import duties, anti-dumping measures, quotas, trade agreement enforcement practices, safeguard measures, trade restrictions, restrictions on the transfer of funds and, in certain parts of the world, political tensions, instability, conflicts, nationalism and terrorism, and resulting sanctions and other measures imposed in response to such issues.
In 2026 and in recent years, uncertain global and regional economic and political conditions have affected international trade and increased protectionist actions around the world. These trends are affecting many global manufacturing and service sectors, and the footwear and apparel industries, as a whole, are not immune. Companies in our industry are facing trade protectionism in many different regions, and, in nearly all cases, we are working together with industry groups to address trade issues and reduce the impact to the industry, while observing applicable competition laws. Notwithstanding our efforts, protectionist measures have resulted in increased costs of our products, and additional measures, if implemented, will adversely affect sales and/or profitability for NIKE, as well as the imported footwear and apparel industry as a whole, possibly materially.
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
Where trade protection measures are implemented, we believe we have the ability to develop, over a period of time, adequate alternative sources or methods of supply for the products obtained from our present suppliers. If events prevented us from acquiring products from our suppliers in a particular country, our operations could be temporarily disrupted and we could experience an adverse financial impact. However, we believe we could mitigate any such disruption, and that much of the adverse impact on supply would, therefore, be of a short-term nature, although alternate sources of supply might not be as cost-effective and could have an ongoing adverse impact on profitability.
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
NIKE is the largest seller of athletic footwear and apparel in the world. Important aspects of competition in this industry are:
•Product attributes such as quality; innovation and development; performance and reliability; new product style and design; as well as consumer price/value.
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
2026 FORM 10-K 4

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
HUMAN CAPITAL RESOURCES
At NIKE, we consider the strength and effective management of our workforce to be essential to the ongoing success of our business. We believe that it is important to attract, develop and retain an engaged workforce with different backgrounds, experiences and perspectives at all levels of our business and that such a workforce fosters creativity and accelerates innovation.
CULTURE
Each employee shapes NIKE's culture through behaviors and practices. This starts with our Maxims, which represent our core values and, along with our Code of Conduct, feature the fundamental behaviors that help anchor, inform and guide us and apply to all employees. Our mission is to bring inspiration and innovation to every athlete in the world, which includes the belief that if you have a body, you are an athlete. We aim to do this by creating groundbreaking sport innovations, making our products more sustainably, building a creative global team with different backgrounds, experiences and perspectives, supporting the well-being of our employees and making a positive impact in communities where we live and work. Our mission is aligned with our deep commitment to maintaining an environment where all NIKE employees have the opportunity to reach their full potential, to connect to our brands and to shape our workplace culture. We believe providing for growth and retention of our employees is essential in fostering such a culture and are dedicated to providing access to training programs and career development opportunities, including trainings on NIKE's values, history and business, trainings on developing leadership skills at all levels, tools and resources for managers and qualified tuition reimbursement opportunities.
We are committed to having an inclusive team and culture and an accessible workplace to foster a sense of belonging for all employees. We achieve this through recruitment, development and retention of qualified talent with different backgrounds, experiences and perspectives through traditional channels, initiatives and partnerships, including those that serve colleges and universities. Additionally, we provide access to education so that all NIKE employees and leaders have the knowledge and understanding to lead inclusively. We also have employee resource groups, collectively known as Global United Networks, that promote NIKE culture and community and are open to all.

2026 FORM 10-K 5

In empowering our employees to help shape our culture, we source employee feedback through a variety of survey tools: our annual All Employee Engagement Survey, monthly corporate pulse surveys and ad hoc listening sessions. These tools provide employees throughout the globe an opportunity to provide confidential feedback on key areas known to drive employee engagement, including their satisfaction with their managers, their work and the Company generally. These tools also measure our employees' connection to NIKE's culture. NIKE also provides multiple points of contact for employees to speak up if they experience something that does not align with our values or otherwise violates our workplace policies, even if they are uncertain what they observed or heard is a violation of company policy.
As part of our commitment to making a positive impact on our communities, we maintain a goal of investing up to 2% of our prior fiscal year's pre-tax income into global communities. The focus of this investment continues to be creating the future of youth sport and inspiring youth to be active through play and sport as well as uniting and inspiring communities. Through our investments, we bring the power of sport into our communities, with the goal of making play and sport more accessible. Our community investments are an important part of our culture, and we support employees in giving back to community organizations through volunteering and donations, which are matched by the NIKE Foundation where eligible.
EMPLOYEE BASE
As of May 31, 2026, we had approximately 73,000 employees worldwide, including retail and part-time employees. We also utilize independent contractors and temporary personnel to supplement our workforce.
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
COMPENSATION AND BENEFITS
NIKE's total rewards are intended to be competitive and equitable, meet the varied needs of our global teammates and reinforce our values. We are committed to providing comprehensive, competitive and equitable pay and benefits to our employees, and we have invested, and aim to continue to invest, in our employees through growth and development and holistic well-being initiatives. Our initiatives in this area include:
•We are committed to competitive pay, pay equity and to reviewing our pay and promotion practices regularly.
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
•We provide military leave benefits for eligible employees.
•We offer free access to our sport centers at the Philip H. Knight Campus for our full-time employees and North America store employees.
•We provide employees free access to mindfulness and meditation resources, as well as live classes through our sport centers.
•We provide all employees and their families globally with free and confidential visits with a mental health counselor through a third-party provider and our global Employee Assistance Program.
•We provide support to our employees in a variety of ways during times of crisis, including pay continuity under certain circumstances, and our natural disaster assistance program.
•We provide a hybrid work approach for the majority of corporate employees.
•We provide inclusive healthcare coverage for eligible employees covered on the U.S. Health Plan, including access to both restorative services and personal care.
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
2026 FORM 10-K 6

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

2026 FORM 10-K 7

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of NIKE, Inc. as of July 15, 2026, are as follows:

Mark Parker, Executive Chairman — Mr. Parker, 70, joined NIKE in 1979 and has served as Executive Chairman of the Board of Directors since 2020. Prior to his current role, Mr. Parker served as President and Chief Executive Officer of NIKE, Inc. from 2006 to 2020. During his employment with NIKE, he has had primary responsibilities in product research, design and development, marketing and brand management. Mr. Parker previously served in various roles at NIKE including President of the NIKE Brand, Vice President of Global Footwear, General Manager, corporate Vice President and divisional Vice President in charge of product development.

Elliott Hill, President and Chief Executive Officer — Mr. Hill, 62, joined NIKE in 1988 and has served as President and Chief Executive Officer of NIKE, Inc. since 2024. Previously, Mr. Hill served as President – Consumer and Marketplace from 2018 until his retirement in 2020, in which role he led all commercial and marketing operations for the NIKE and Jordan brands. During his employment with NIKE, he has served in various roles, including Apparel Sales Director in Europe, Retail Development Director in Europe, Vice President of Sales and Retail in EMEA, General Manager of U.S. Retail, Vice President of U.S. Sales, Retail and NIKE.com, Vice President of Global Retail, President of Geographies and Sales and Vice President and General Manager of North America.

Venkatesh Alagirisamy, Executive Vice President, Chief Operating Officer — Mr. Alagirisamy, 50, joined NIKE in 2006 and has served as Executive Vice President, Chief Operating Officer of NIKE, Inc. since December 2025. In this role, Mr. Alagirisamy leads the Company’s Global Supply Chain, Planning, Operations, Sustainability and Technology organizations. Mr. Alagirisamy previously served in various roles at NIKE, including as Chief Supply Chain Officer, Chief Operating Officer for Converse, and Vice President of Global Operations & Express Lane.

Matthew Friend, Executive Vice President and Chief Financial Officer(1) — Mr. Friend, 48, joined NIKE in 2009 and has served as Executive Vice President and Chief Financial Officer of NIKE, Inc. since 2020. In this role, Mr. Friend leads the Company's strategy, finance and business services organizations. Mr. Friend previously served in various roles at NIKE including as Vice President of Investor Relations and Chief Financial Officer of the NIKE Brand. Prior to joining NIKE, Mr. Friend worked in the financial industry, including as Vice President in the investment banking and mergers and acquisitions groups at Goldman Sachs and Morgan Stanley.

Treasure Heinle, Executive Vice President, Chief People Officer — Ms. Heinle, 56, joined NIKE in 2012 and has served as Executive Vice President, Chief People Officer of NIKE, Inc. since 2025. She leads the Company’s global Human Resources function and its People vision and strategy. Ms. Heinle was previously Vice President, Chief Talent Officer and Vice President, HR Business Partner for the Global Operations & Technology and Global Consumer & Marketplace teams, inclusive of Jordan Brand and Converse. Prior to joining NIKE as Vice President, HR Business Partner for North America, Ms. Heinle held Human Resources leadership positions at Danaher Corporation, Tektronix, Inc. and InFocus Corporation.

Rob Leinwand, Executive Vice President, Chief Legal Officer — Mr. Leinwand, 58, joined NIKE in 2004 and has served as Executive Vice President, Chief Legal Officer of NIKE, Inc. since 2024. In this role, Mr. Leinwand leads the strategic vision for the Company's Legal, Social and Community Impact, Government and Public Affairs and Resilience teams. Mr. Leinwand previously served as Vice President, Deputy General Counsel, Enterprise which included oversight of the Company's Global Litigation, Employment Law/Employee Relations, Brand Protection, Supply Chain and Corporate Governance functions. Prior to joining NIKE, Mr. Leinwand was a shareholder at the law firm of Littler Mendelson.

Phil McCartney, Executive Vice President, Chief Innovation, Design & Product Officer — Mr. McCartney, 51, joined NIKE in 1998 and has served as Executive Vice President, Chief Innovation, Design & Product Officer of NIKE, Inc. since 2025. In this role, Mr. McCartney is responsible for the creation of innovative product and oversees how NIKE, Jordan and Converse innovate, design and create products for athletes around the world. Previously, Mr. McCartney was Vice President and General Manager of Global Footwear, a position held since 2016. He also previously served in various roles, including Vice President of Sport, Vice President of Running, Vice President of Football Footwear and started at NIKE as a brand ambassador and product expert, known as an EKIN. Prior to joining NIKE, Mr. McCartney was a professional athlete.

Amy Montagne, President, Nike — Ms. Montagne, 54, joined NIKE in 2005 and has served as President, Nike of NIKE, Inc. since 2025. In this role, Ms. Montagne is responsible for serving consumers across all sports and driving future growth for the NIKE Brand. Previously, Ms. Montagne served in various Vice President and General Manager roles at NIKE, including APLA, Global Men’s, Global Categories, Global Women’s and Global Merchandising, as well as in other leadership positions in North America, Running, Women’s Training, and Sportswear. Prior to joining NIKE, Ms. Montagne worked in allocation, planning and merchandising at Gap Inc., Mervyn’s and Walmart Inc.

(1)    Effective as of August 17, 2026, Mr. Friend will cease serving as Executive Vice President and Chief Financial Officer and begin serving as an advisor to the Chief Executive Officer until his separation from the Company on September 4, 2026, which CFO transition is described in more detail in our Current Report on Form 8-K filed with the SEC on June 23, 2026.
2026 FORM 10-K 8

ITEM 1A. RISK FACTORS
Special Note Regarding Forward-Looking Statements and Analyst Reports
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating or financial results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this Annual Report, other reports, filings with the SEC, press releases, conferences or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: risks relating to our business strategy and growth initiatives, including, but not limited to, risks related to an increased focus on sport and rebalancing of our product and channel mix; intense competition among designers, marketers, distributors and sellers of athletic or leisure footwear, apparel and equipment for consumers and endorsers; NIKE's ability to successfully innovate and compete in various categories and geographies; new product development and innovation; demographic changes; changes in consumer preferences and channel mix; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting, and responding to changes in consumer preferences, consumer demand for NIKE products, changes in channel mix and the various market factors described above; the size and growth of the overall athletic or leisure footwear, apparel and equipment markets; general risks associated with operating a global business, including, without limitation, exchange rate fluctuations, inflation, import duties, quotas, sanctions, political and economic instability, conflicts and terrorism; the potential impact of new and existing laws, regulations or policies, including, without limitation, those relating to tariffs, import/export, trade, taxes, wages, labor and immigration; international, national and local political, civil, economic and market conditions, including volatility and uncertainty regarding inflation and interest rates; difficulties in implementing, operating and maintaining NIKE's increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; risks related to our sustainability strategy; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products and other factors referenced herein; increases in the cost of materials, labor and energy used to manufacture products; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity and an inability to maintain NIKE's reputation and brand image, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE's debt ratings; changes in business strategy or development plans; the impact of, including business and legal developments relating to, climate change, extreme weather conditions and natural disasters; litigation, regulatory proceedings, sanctions or any other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel or our corporate culture, values or purpose; the effects of NIKE's decision to invest in or divest of businesses or capabilities; health epidemics, pandemics and similar outbreaks; and other factors referenced or incorporated by reference in this Annual Report and other reports.
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

2026 FORM 10-K 9

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
The uncertain state of the global economy, including volatility in, and uncertainty regarding, inflation and interest rates and the risk of a recession, continues to impact businesses around the world. If global economic and financial market conditions continue to be volatile or deteriorate, the following factors, among others, could have a material adverse effect on our business, operating results and financial condition:
•Our sales are impacted by discretionary spending by consumers. Declines in consumer spending have in the past resulted in and may in the future result in reduced demand for our products, increased inventories, reduced orders from retailers for our products, increased order cancellations or returns, lower revenues, higher discounts and lower gross margins.
•In the future, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so.
•We transact in various currencies, which creates exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies has had and could continue to have a significant impact on our reported operating results and financial condition.
•Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain (such as cotton or petroleum derivatives) has had and could have a material adverse effect on our costs, gross margins and profitability. Supply chain issues caused by factors, including geopolitical conflicts, tariffs and trade policies and pandemics, have impacted and may in the future impact the availability, pricing and timing for obtaining commodities and raw materials.
•If retailers of our products experience declining revenues or experience difficulty obtaining financing to purchase our products, this could result in reduced orders, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater collection efforts expense and increased bad debt expense.
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
NIKE is a consumer products company and the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products, services and experiences. The athletic footwear, apparel and equipment industry is highly competitive. We compete with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies, private label brands offered by major retailers and other large companies that have diversified lines of athletic and leisure footwear, apparel and equipment. New competitors frequently enter the markets we serve. We also compete with other companies for the production capacity of contract manufacturers. In addition, we and our contract manufacturers compete with other companies and industries for raw materials used in our products. Our NIKE Direct operations, both through our digital commerce operations and retail stores, also compete with multi-brand retailers, which sell our products through their digital platforms and physical stores, and with digital commerce platforms. In addition, we compete with respect to the digital services and experiences we are able to offer our consumers, including fitness and activity apps; sport, fitness and wellness content and services; and digital services and features in retail stores that enhance the consumer experience.
Product offerings, product innovations and technologies, marketing expenditures (including expenditures for advertising and endorsements), pricing, costs of production, customer service, digital commerce platforms, digital services and experiences and social media presence are areas of intense competition. The markets in which we compete are undergoing continued technological innovation and disruption, including the increased use of artificial intelligence (“AI”) and machine learning by consumers, competitors, retailers and digital commerce platforms. If we cannot innovate, enhance our NIKE Direct platforms, digital services and experiences, or leverage AI-enabled and other new technologies across our direct to consumer and wholesale operations at a pace consistent with consumer expectations and industry developments, our competitive position, consumer engagement, demand for our products, services and experiences, and results of operations could be adversely affected. These, in addition to a reduction in barriers to starting new footwear and apparel companies and an increase in the number of such companies (some of which may be able to react more nimbly to changes in consumer preferences) and changes in consumer preferences in the markets for athletic and leisure footwear, apparel, and equipment, services and experiences, constitute significant risk factors in our operations. In addition, the competitive nature of retail, including shifts in the ways in which consumers shop, constitutes a risk factor affecting our NIKE Direct and wholesale operations. If we do not adequately and timely anticipate and respond to our competitors, our costs may increase, demand for our products may decline, possibly significantly, or we may need to reduce wholesale or suggested retail prices for our products.
2026 FORM 10-K 10

Economic factors beyond our control, and changes in the global economic environment, including fluctuations in and uncertainty regarding inflation and currency exchange rates, could result in lower revenues, higher costs and decreased margins and earnings.
A majority of our products are manufactured and sold outside of the United States, and we conduct purchase and sale transactions in various currencies, which creates exposure to the volatility of global economic conditions, including fluctuations in and uncertainty regarding inflation and foreign currency exchange rates. Central banks deploy various strategies to combat inflation, including increasing interest rates, which impact our borrowing costs. Government shutdowns or the risk of government shutdowns, as well as the impact or expected impact of elections, both in the United States and in other countries, may also increase volatility. Additionally, there has been, and may continue to be, volatility in currency exchange rates that impact the U.S. Dollar relative to other international currencies. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses are affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of the Company's foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations have adversely affected and could continue to adversely affect our results of operations and financial condition.
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
We extend credit to our customers based on an assessment of their financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of our products, we offer certain customers the opportunity to place orders five to six months ahead of delivery under our futures ordering program. These advance orders may be canceled under certain conditions, and the risk of cancellation increases when dealing with financially unstable retailers or retailers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties up to and including bankruptcies, which have adversely affected our sales, receivables and financial condition. When the retail economy weakens or as consumer behavior shifts, retailers tend to be more cautious with orders. A slowing or changing economy in our key markets, including a recession, could adversely affect the financial health of our customers, which in turn could have an adverse effect on our results of operations and financial condition. In addition, product sales are dependent in part on high quality merchandising and an appealing retail environment to attract consumers, which requires continuing investments by retailers. Retailers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products.
Climate change, extreme weather conditions and disasters may have an adverse impact on our business and results of operations.
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
Given the broad and global scope of our operations, we are particularly vulnerable to the physical risks of climate change, such as shifts in weather patterns. Extreme weather conditions and other natural or manmade disasters in the areas in which our retail stores, suppliers, manufacturers, customers, distribution centers, offices, headquarters and vendors are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, wildfires, tsunamis, floods or droughts, whether occurring in the United States or abroad, and their related consequences and effects, including, but not limited to, energy shortages and public health issues, have in the past temporarily disrupted, and could in the future disrupt, our operations, the operations of our vendors, manufacturers and other suppliers or have in the past resulted in, and in the future could result in, economic instability that may negatively impact our operating results and financial condition. In particular, if a natural disaster or severe weather event were to occur in an area in which we or our suppliers, manufacturers, employees, customers, distribution centers or vendors are located, our continued success would depend, in part, on the safety and availability of the relevant personnel, facilities, machinery and equipment and proper functioning of our or third parties' computer, network, telecommunication and other systems and operations. In addition, a disaster or severe weather event could negatively impact retail traffic to our stores or stores that carry our products and could have an adverse impact on consumer spending, any of which could in turn result in negative point-of-sale trends for our merchandise. Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations, either in a particular region or globally, as well as the activities of our third-party vendors and other suppliers, manufacturers and customers. The diversity of locations in which we operate, our operational size, disaster recovery and business continuity planning and our information technology systems and networks, including the Internet and third-party services

2026 FORM 10-K 11

("Information Technology Systems"), may not be sufficient for all or for concurrent eventualities. If we were to experience a local or regional disaster or other business continuity event or concurrent events, we could experience operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular aspects of our operations, such as key executive officers or personnel. For example, the Philip H. Knight Campus is located in a seismic zone, which is at a higher risk for earthquakes and the related consequences or effects. Further, if we are unable to find alternative suppliers, replace capacity at key manufacturing or distribution locations or quickly repair damage to our Information Technology Systems or supply systems, we could be late in delivering, or be unable to deliver, products to our customers. These events could result in reputational damage, lost sales, cancellation charges or markdowns, all of which could have an adverse effect on our business, results of operations and financial condition.
Globally, expectations and regulations regarding corporate responsibility and sustainability-related topics continue to evolve and diverge, and our ability to meet these requirements and expectations could negatively impact our operating results and financial condition.
Corporate responsibility and sustainability-related topics, including climate change and diversity, as well as companies’ actions and initiatives on such issues, continue to receive significant attention from a wide range of stakeholders, who may have varied, evolving and sometimes conflicting expectations regarding our policies, practices, disclosures, goals and targets. In addition, federal, state, local and foreign governmental authorities have adopted or proposed, and are likely to continue to adopt or propose, legislative and regulatory initiatives regarding corporate responsibility and sustainability-related matters, ranging from the disclosure of corporate greenhouse gas emissions to limitations on corporate diversity programs, among others, and these requirements may differ or conflict across jurisdictions, increasing the complexity and cost of compliance. Responding to such expectations and complying with such laws, regulations or policies, or any failure or perceived failure to satisfy them, including as a result of good-faith interpretations that may differ from those taken by authorities in relevant jurisdictions, could increase the costs of operating our businesses, including by requiring us to conduct additional due diligence or make additional investments in facilities and equipment, reduce the demand for our products and impact the prices we charge our customers, or result in legal, reputational and operational risks, any or all of which could adversely affect our results of operations and financial condition.
Although we have announced corporate responsibility and sustainability-related goals and targets, there can be no assurance that we will be able to execute our strategies or achieve our goals within the currently projected costs and expected timeframes, or that our stakeholders will agree with our goals, targets or strategies, or be satisfied with our efforts to implement them. Execution of these strategies and achievement of our goals and targets are subject to risks and uncertainties, many of which are outside of our control, including regulatory developments; the availability and cost of raw materials and renewable energy; unforeseen production, design, operational and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis; customer acceptance of sustainable products or supply chain solutions; and the actions of competitors and competitive pressures. As a result, there is no assurance that we will meet stakeholder expectations, successfully execute our strategies, or maintain or achieve any corporate responsibility or sustainability-related target, goal or commitments, which could damage our reputation and customer and other stakeholder relationships and have an adverse effect on our business, results of operations and financial condition.
Our financial condition and results of operations have been, and could in the future be, adversely affected by a pandemic, epidemic or other public health emergency.
Pandemics and other public health emergencies, and preventative measures taken to contain or mitigate such crises have caused, and may in the future cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets, both globally and in the United States. These events have led to and could again lead to adverse impacts to our global supply chain, factory cancellation costs, store closures, and a decline in retail traffic and discretionary spending by consumers and, in turn, materially impact our business, sales, financial condition and results of operations as well as cause a volatile effective tax rate driven by changes in the mix of earnings across our jurisdictions. We cannot predict whether, and to what degree, our sales, operations and financial results could in the future be affected by a pandemic and preventative measures. Risks presented by pandemics and other public health emergencies include, but are not limited to, macroeconomic deterioration, supply chain and distribution disruption, reduced retail traffic and consumer demand, cancellation or postponement of sports seasons and sporting events, wholesale customer distress and other disruption and volatility in global financial markets.
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
2026 FORM 10-K 12

Business and Operational Risks
Failure to maintain our reputation, brand image and culture could negatively impact our business.
Our iconic brands have worldwide recognition, and our success depends on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting and growing our brands will depend on our design and marketing efforts, including product innovation, product quality and advertising and consumer campaigns. Our commitment to product innovation, quality and sustainability, and our continuing investment in design (including materials), marketing and sustainability measures may not have the desired impact on our brand image and reputation. In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media and digital environment, including our reliance on social media, digital advertising networks, digital and advertising technology, and digital dissemination of advertising campaigns on our digital platforms and through our digital experiences and products. We could be adversely impacted if we fail to maintain or enhance our brand image and reputation.
Our brand value also depends on our ability to maintain a positive consumer perception of our corporate integrity, purpose and brand culture. Negative claims or publicity involving us, our culture and values, our products, services and experiences, consumer data, or any of our key employees, endorsers, sponsors, suppliers or partners could damage our reputation and brand image, regardless of whether such claims are accurate. For example, while we require our suppliers of our products to operate in compliance with applicable laws and regulations, we do not control their practices. Negative publicity relating to a violation or an alleged violation of policies or laws by such suppliers could damage our brand image and diminish consumer trust in our brand. Further, our reputation and brand image could be damaged as a result of our support of, association with or lack of support or disapproval of certain social causes and public personalities, including those related to political and social issues, catastrophic events, human capital practices, climate change and sustainability-related matters, as well as any decisions we make to continue to conduct, or change, certain of our activities in response to such considerations. Social media, which accelerates and potentially amplifies the scope of negative publicity or fictitious information, can increase the challenges of responding to negative claims. Adverse publicity about regulatory or legal action against us, or by us, could also damage our reputation and brand image, undermine consumer confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. If the reputation, culture or image of any of our brands is tarnished or if we receive negative publicity, then our sales, financial condition and results of operations could be materially and adversely affected.
If we are unable to anticipate consumer preferences and develop new products, we may not be able to maintain or increase our revenues and profits.
Our success depends on our ability to identify, originate and define product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner so that our product offerings evolve and are responsive to consumer demands. However, lead times for many of our products make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. In addition, advances in technology, including AI-enabled tools, digital commerce platforms and data analytics, may accelerate shifts in consumer preferences and shorten the windows in which we can identify, design and market products responsive to those preferences. If we are unable to use these tools effectively, our products may fail to meet evolving consumer demand. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, designs, styles and categories, and influencing sports and fitness preferences through extensive marketing, we could experience lower sales, excess inventories or lower profit margins, any of which could have an adverse effect on our results of operations and financial condition. In addition, we market our products globally through a diverse spectrum of advertising and promotional programs and campaigns, including social media and other digital advertising networks. If we do not successfully market our products, if advertising and promotional costs increase, if certain advertising networks are no longer available, or if we are unable to take advantage of technological advances in the marketplace, these factors could have an adverse effect on our business, financial condition and results of operations.
We rely on technical innovation and high-quality products to compete.
Technical innovation and quality control in the design and manufacturing processes of footwear, apparel, equipment and other products and services are essential to the commercial success of our products and development of new products. Research and development play a key role in technical innovation. We rely upon specialists in the fields of biomechanics, chemistry, exercise physiology, engineering, digital technologies, industrial design, sustainability and related fields, as well as research committees and advisory boards of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists and other experts to develop and test cutting-edge performance products. While we strive to produce products that help to enhance athletic performance and reduce injury and maximize comfort, if we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products (including the introduction of bias or inaccuracies in our products), we may incur substantial expense to remedy the problems and loss of consumer confidence.

2026 FORM 10-K 13

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
We establish relationships with professional athletes, sports teams and leagues, as well as other public figures, including artists, designers and influencers, to develop, evaluate and promote our products, as well as establish product authenticity with consumers. However, as competition in our industry has increased, the costs associated with establishing and retaining such sponsorships and other relationships have increased, and competition to attract and retain high-quality endorsers has intensified, including due to the growing influence of athletes' personal brands, the proliferation of athlete-led commercial ventures and a broader pool of competing brands seeking endorsement relationships. If we are unable to negotiate new, or maintain our current, associations with professional athletes, sports teams and leagues, or other public figures, or to do so at a reasonable cost, we could lose the visibility or on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments. As a result, our brands, net revenues, expenses and profitability could be harmed.
Furthermore, if key endorsers were to stop using our products contrary to their endorsement agreements, or were to launch, or align with, competing brands or athlete-led ventures, our business could be adversely affected. Poor or non-performance by key endorsers, a failure to continue to correctly identify promising athletes, public figures or sports organizations, to use and endorse our products and brand or a failure to enter into cost-effective endorsement arrangements with prominent athletes, public figures and sports organizations could adversely affect our brand, sales and profitability. In addition, actions taken or statements made by athletes, teams or leagues, or other endorsers, associated with our products or brand that harm their reputations, or our decisions to cease collaborating with endorsers in light of actions taken or statements made by them, have in the past harmed and could in the future seriously harm our brand image and could have an adverse effect on our sales and financial condition.
Failure to accurately forecast consumer demand has in the past led and could in the future lead to excess inventories or inventory shortages, which has in the past resulted and could in the future result in decreased operating margins, reduced cash flows and harm to our business.
To meet anticipated demand for our products, we purchase products from manufacturers outside of our futures ordering program and in advance of customer orders, which we hold in inventory and resell to customers. There is a risk we may be unable to sell excess products ordered from manufacturers. Changes in consumer preferences or spending habits, shifts in fashion or athletic trends, a decline in the perceived desirability or cultural relevance of our brands or products, or increased competition could result in lower-than-expected demand and elevated inventory levels. Inventory levels in excess of customer demand have in the past resulted and may in the future result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages could delay shipments to customers, negatively impact retailer, distributor and consumer relationships and diminish brand loyalty. The difficulty in forecasting demand also makes it difficult to estimate our future results of operations, financial condition and cash flows from period to period. A failure to accurately predict the level of demand for our products, including as a result of regional demand variability, retailer inventory and shelf-space decisions, or promotional and marketing actions taken to balance customer demand, could adversely affect our net revenues and net income, and we are unlikely to forecast such effects with any certainty in advance.
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
2026 FORM 10-K 14

or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements and employee-related costs.
Many factors unique to retail operations, some of which are beyond our control, pose risks and uncertainties. Risks include, but are not limited to: credit card fraud and theft in both our retail stores and on digital platforms; mismanagement of existing retail partners; inability to manage costs associated with store construction and operation; and supply chain and inventory management, including difficulty in forecasting consumer demand.
In addition, we have made significant investments in digital technologies and information systems for the digital aspect of our NIKE Direct operations, and our digital offerings will require continued investment in the development and upgrading of our technology platforms. To remain competitive, we may need to develop, integrate and scale AI-enabled search, discovery, personalization, recommendation and other digital commerce capabilities, including through third-party tools and platforms. If we are unable to adapt our NIKE Direct platforms and digital experiences to changes in consumer shopping behavior, including increased use of AI-enabled search, comparison-shopping, agentic shopping or other third-party technologies to discover, evaluate or purchase products, our ability to drive traffic, engage consumers and compete effectively could be adversely affected. In order to deliver high-quality digital experiences, our digital platforms must be designed effectively and work well with a range of other technologies, systems, networks, and standards that we do not control. We may not be successful in developing platforms that operate effectively with these technologies, systems, networks or standards. A growing portion of consumers access our NIKE Direct digital platforms, but in the event that it is more difficult for consumers to access and use our digital platforms, consumers find that our digital platforms do not effectively meet their needs or expectations or consumers choose not to access or use our digital platforms or use devices that do not offer access to our platforms, the success of our NIKE Direct operations could be adversely impacted. Our competitors may develop, or have already developed, digital experiences, features, content, services or technologies that are similar to ours or that achieve greater acceptance.
We may not realize a satisfactory return on our investment in our NIKE Direct operations and management's attention from our other business opportunities could be diverted, which could adversely affect our business, financial condition or results of operations.
If the technology-based systems, applications and platforms that give our consumers the ability to shop or interact with us online do not function effectively, our operating results, as well as our ability to grow our digital commerce business globally or to retain our customer base, could be materially adversely affected.
Many of our consumers shop with us through our digital platforms. Consumers frequently use mobile devices and applications to shop online with us and with our competitors, and to do comparison shopping, as well as to engage with us and our competitors through digital services and experiences on mobile platforms. We use social media and proprietary mobile applications to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, secure and user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business and have a material adverse impact on our business and results of operations. In addition, if use of our digital platforms continues to grow, we will need an increasing amount of technical infrastructure to continue to satisfy our consumers' needs. If we fail to continue to effectively scale and adapt our digital platforms to accommodate consumer demand, our business may be subject to interruptions, delays or failures and consumer demand for our products and digital experiences could decline.
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
We are heavily dependent on Information Technology Systems, across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales and distribution, as well as for processing financial information for reporting purposes, retail operations and other business activities. Information Technology Systems are critical to our operating activities and our business processes and may be negatively impacted by any service interruption or shutdown. For example, our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these Information Technology Systems. Over a number of years, we have implemented Information Technology Systems in all of the geographical regions in which we operate. Our work to integrate, secure and enhance these systems and related processes in our global operations is ongoing and NIKE will continue to invest in these efforts. We cannot provide assurance, however, that the measures we take to secure and enhance these systems will be sufficient to protect our Information Technology Systems and prevent cyberattacks, system failures or data or information loss. The failure of these systems to operate effectively, including due to security breaches, viruses, threat actors, malware, ransomware, denial of service

2026 FORM 10-K 15

attacks, natural disasters, vendor business interruptions or other causes, failure to properly maintain, protect, repair or upgrade systems, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant time and capital investments to remediate the problem which may not be sufficient to cover all eventualities, and may have an adverse effect on our reputation, results of operations and financial condition. In addition, the use of employee-owned devices for communications as well as hybrid work arrangements, present additional risks to our Information Technology Systems, including, but not limited to, increased risks of cyberattacks. Further, like other companies in the retail industry, we have experienced, and we expect to continue to experience, cyberattacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. To date, these attacks have not had a material impact on our operations, though such attacks may in the future result in litigation, regulatory inquiries, investigations, remediation costs and reputational harm, and we cannot assure that they will not have a material impact in the future.
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
Given the increasing complexity and sophistication of techniques used by bad actors to obtain unauthorized access to or disable information technology systems, and the fact that cyberattacks are being made by groups and individuals with a wide range of expertise and motives, it is increasingly difficult to anticipate and defend against cyberattacks, and a cyberattack could occur and persist for an extended period before being detected. Moreover, the extent of and the steps needed to investigate a particular cyber incident may not be immediately clear, and it may take a significant amount of time before such investigation can be completed and reliable information about the incident is known. During the pendency of any such investigation, we may not know the extent of the harm or how best to remediate it and we may be required to disclose incidents before their full extent is known.
Moreover, as we develop, deploy and integrate AI, including internally developed and third-party AI tools, into our operations, digital platforms and business processes, we may face increased cybersecurity, privacy, data governance, operational and compliance risks, including risks related to unauthorized use or misuse of AI tools, data loss or unauthorized access to or disclosure of personal, confidential or proprietary information, inaccurate, biased or unintended outputs, including in certain employment-related uses, system vulnerabilities and rapidly evolving laws, regulations and standards relating to AI, privacy, cybersecurity and data use. In addition, threat actors may use AI to increase the speed, scale and sophistication of cyberattacks, including phishing, impersonation, credential theft, exploitation of known or previously unknown software vulnerabilities and other automated, targeted or coordinated attacks against our systems or those of our vendors and other third parties.
We are subject to the risk our licensees may not generate expected sales or maintain the value of our brands.
We currently license, and expect to continue licensing, certain proprietary rights, such as trademarks or copyrighted material, to third parties. If licensees fail to successfully market and sell licensed products, or fail to obtain sufficient capital or manage their business operations, customer relationships, labor relationships, supplier relationships or credit risks, it could adversely affect our revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products.
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
Consolidation of retailers or concentration of retail market share among a few retailers has increased and may continue to increase and concentrate our credit risk and impair our ability to sell products.
The athletic footwear, apparel and equipment retail markets in some countries are dominated by a few large athletic footwear, apparel and equipment retailers with many stores and accelerating digital commerce capabilities. The market shares of these retailers have increased and may continue to increase through acquisitions and construction of additional stores and investments in digital capacity, and as a result of attrition as struggling retailers exit the market. Consolidation of our retailers will concentrate our credit risk with a smaller set of retailers, any of whom may experience declining sales or a shortage of liquidity. In addition, increasing market share concentration among a few retailers in a particular country or region increases the risk that if any one of
2026 FORM 10-K 16

them substantially reduces their purchases of our products, we may be unable to find sufficient retail outlets for our products to sustain the same level of sales and revenues.
If our counterparty financial institutions default on their obligations to us or fail, we may incur significant losses.
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, commodity futures contracts, option contracts, collars and swaps with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. This risk may be heightened during periods of sustained high interest rates and uncertainty in the financial markets as well as economic downturns. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default, or our assets deposited or held in accounts with such counterparty, may be limited by the counterparty's liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.
We rely on a concentrated base of contract manufacturers to supply a significant portion of our footwear products.
We rely upon a concentrated amount of contract manufacturers, which we do not own or operate, to manufacture all of the footwear products we sell, see Item 1. Business, "Manufacturing" for additional information. Our ability to meet our customers' needs depends on our ability to maintain a steady supply of products from our contract manufacturers. If one or more of our significant suppliers were to sever or significantly alter the terms of their relationship with us, including due to changes in applicable trade policies, or be unable to perform, we may not be able to obtain replacement products in a timely manner, which could have a material adverse effect on our business operations, sales, financial condition or results of operations. Additionally, if any of our primary footwear contract manufacturers fail to make timely shipments, do not meet our quality standards or otherwise fail to deliver us product in accordance with our plans, there could be a material adverse effect on our results of operations.
Certain contract manufacturers are highly specialized and only produce a specific type of product. Such contract manufacturers may go out of business if consumer preferences or market conditions change such that there is no longer sufficient demand for the types of products they produce. If, in the future, the relevant products are again in demand and the specialized contract manufacturers no longer exist, we may not be able to locate replacement facilities to manufacture certain products in a timely manner or at all, which could have a material adverse effect on our sales, financial condition or results of operations.
The success of our business depends, in part, on high-quality employees, including key personnel as well as our ability to maintain our workplace culture and values.
Our success depends in part on the continued service of high-quality employees, including key executive officers and personnel. The loss of the services of key individuals, or any negative perception with respect to these individuals, or our workplace culture or values, could harm our business. Our success also depends on our ability to recruit, retain and engage sufficient personnel with the needed skills to maintain our current business and to execute our strategic initiatives. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel. Changes to our current and future work models or strategic priorities may not meet the needs or expectations of our employees or may not be perceived as favorable compared to other companies, which could negatively impact our ability to attract, hire and retain our employees. In addition, shifts in immigration and work permit policies or other changes in the legal and regulatory environment could negatively impact our ability to attract, hire and retain highly skilled employees. Our policies and practices have been, and may further be, affected by legal and regulatory scrutiny of, as well as changes in regulations (or changes in the interpretation of existing regulations) relating to, policies related to inclusion and belonging, employee engagement and climate change, which may further impact our ability to attract, hire and retain employees. We also believe that our corporate culture has been a key driver of our success, and we have invested substantial time and resources in building, maintaining and evolving our culture. Any failure to preserve and evolve our culture could negatively affect our future success, including our ability to retain and recruit employees.
The market for prime real estate is competitive.
Our ability to effectively obtain real estate to open new retail stores, expand and operate our distribution facilities and otherwise conduct our operations, both domestically and internationally, depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics and other factors. We also must be able to effectively renew our existing real estate leases. In addition, from time to time, we seek to downsize, consolidate, reposition or close some of our real estate locations, which may require modification of an existing lease. Failure to secure adequate new locations or successfully modify leases for existing locations, or failure to effectively manage the profitability of our existing fleet of retail stores, could have an adverse effect on our operating results and financial condition. Declines in store traffic, changes in consumer shopping behavior, shifts to digital commerce, local safety concerns or reduced profitability of certain store formats or regions could adversely affect our store strategy, lease decisions and operating results.
Additionally, the economic environment may make it difficult to determine the fair market rent of real estate properties domestically and internationally. This could impact the quality of our decisions to exercise lease options at previously negotiated rents and to renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our

2026 FORM 10-K 17

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
We have significant exposure to changes in domestic and foreign laws governing our relationships with our workforce, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements and payroll taxes, which could have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in countries where we have a workforce could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs. There is also a risk of potential claims that we have violated laws related to discrimination and harassment, health and safety, wage and hour laws, criminal activity, personal injury and other claims. In addition, if there were a significant increase in the number of members of our workforce who are members of labor organizations or become parties to collective bargaining agreements, we could be vulnerable to a strike, work stoppage or other labor action, as well as additional expenses, expectations or requirements, which could have an adverse effect on our business.
Risks Related to Operating a Global Business
Our international operations involve inherent risks which could result in harm to our business.
Nearly all of our athletic footwear and apparel is manufactured outside of the United States, and the majority of our products are sold outside of the United States. Accordingly, we are subject to the risks associated with global trade and doing business abroad, including foreign laws and regulations, varying consumer preferences across geographic regions, political tensions, unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which our products are manufactured or sold. Changes in U.S. or international social, political, regulatory and economic conditions could impact our business, reputation, financial condition and results of operations. In particular, political and economic instability, geopolitical conflicts, political unrest, civil strife, terrorist activity, acts of war, public corruption, expropriation, nationalism and other uncertainties in the United States or internationally could interrupt and negatively affect the sale of our products or other business operations. Any negative sentiment toward the United States due to any such changes could also adversely affect our business.
In addition, terrorist acts, military conflict and disease outbreaks have increased the risks of doing business abroad. These, among others, could affect our ability to manufacture products or procure materials, or our costs for manufacturing and procuring materials, our ability to import products, our ability to sell products abroad and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be adversely affected.
Our products are subject to risks associated with overseas sourcing, manufacturing and financing.
The principal materials used in our footwear and apparel products, as described under Item 1. Business "Manufacturing," are generally available to manufacturers locally or in the countries where our manufacturing takes place. Both our apparel and footwear products are dependent upon the ability of our contract manufacturers to locate, train, employ and retain adequate personnel. NIKE contract manufacturers and materials suppliers source raw materials and are subject to wage rates and other labor standards that are oftentimes regulated by the governments of the countries in which our products are manufactured.
There could be a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption or heightened competition for such materials, our contract manufacturers might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price or at all. Further, our contract manufacturers have experienced and may continue to experience in the future, unexpected closures, unexpected increases in work wages or other changes in labor standards and sustainability-related requirements, whether government mandated or otherwise, and increases in compliance costs due to governmental regulation concerning certain metals, fabrics or raw materials used in the manufacturing of our products. In addition, we cannot be certain that manufacturers that we do not contract and that we refer to as "unaffiliated manufacturers" will be able to fill our orders in a manner that is timely and compliant with applicable requirements. If we experience significant increases in demand, or reductions in the availability of materials, or need to replace an existing contract manufacturer or materials supplier, there can be no assurance additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms acceptable to us, or at all, or that any contract manufacturer, unaffiliated manufacturer, or any materials supplier would allocate sufficient capacity to us in order to meet our requirements. Even if we are able to expand existing or find new manufacturing capacity or sources of materials, we may encounter delays in production and added costs as a result of the time it takes to train suppliers and manufacturers in our methods, products, quality control standards and labor, health and safety standards. In addition, changes we make in managing the supply of our products, such as changes to decrease the supply of certain products, pose the risk that we may not be able to meet demand for, or ramp up production of, certain products timely or without additional cost. Any delays, interruptions or increased costs in labor or wages, in the supply of materials or in the manufacturing of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short- and long-term.
Because contract manufacturers make a majority of our products outside of our principal sales markets, our products must be transported by third parties over large distances. Delays in the shipment or delivery of our products due to the availability of
2026 FORM 10-K 18

transportation, container shortages, labor shortages, including work stoppages or port strikes, infrastructure and port congestion or other factors, and costs and delays associated with consolidating or transitioning between manufacturers, have adversely impacted, and could in the future adversely impact the availability of our products and, in turn, our financial performance. In addition, delays in the shipment or delivery of our products, manufacturing delays or unexpected demand for our products have required us, and may in the future require us to use faster, but more expensive, transportation methods such as air freight, which could adversely affect our profit margins. The cost of oil is a significant component in manufacturing and transportation costs, so increases in the price of petroleum products can adversely affect our profit margins. Changes in U.S. trade policies, including modifications to import tariffs and existing trade policies and agreements, have also had, and could continue to have a significant impact on our activities in domestic and foreign jurisdictions, and could adversely affect our reputation or results of operations.
In addition, we are, and expect to continue to be, subject to a number of regulations that require us to develop new policies and procedures for, strive to mitigate, and report, certain supply chain risks related to sourcing internationally. These regulations have resulted and may continue to result in increased operating costs and affect how and where we source materials for our products.
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
In addition, changes in (or announcements of proposed changes in) laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business could adversely affect our business, including increased cost of sales. U.S. presidential administrations have instituted or proposed changes in trade policies that include the negotiation of new trade agreements, negotiation or termination of existing trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes.
Changes or proposed changes in U.S. or other countries' trade policies have resulted and may further result in restrictions and economic disincentives on international trade. Tariffs and other changes in U.S. trade policy have and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering retaliatory measures on U.S. goods. Further, protectionist or nationalist trends in the United States or in other countries affect the trade environment. The Company, like other multinational corporations, does a significant amount of business that is impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have adversely impacted, and may continue to adversely impact, the U.S. economy or certain sectors thereof or the economy of other countries in which we conduct operations, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
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
We distribute our products to customers directly from the factory and through global distribution centers. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies and growth, particularly in emerging markets, depends on the proper operation of our distribution facilities, the development or expansion of distribution capabilities and the timely performance of services by third parties (including in shipping product to and from our distribution facilities). Our distribution facilities have in the past and could in the future be interrupted by information technology problems, disasters such as earthquakes or fires or disease outbreaks or government actions taken to mitigate their spread. Any significant failure in our distribution facilities could result in an adverse effect on our business. We maintain business interruption insurance, but it may not adequately protect us from adverse effects caused by significant disruptions in our distribution facilities.

2026 FORM 10-K 19

Legal, Regulatory, and Compliance Risks
We are subject to a complex array of laws and regulations and litigation and other legal and regulatory proceedings, which could have an adverse effect on our business, financial condition and results of operations.
As a multinational corporation with operations and distribution channels throughout the world, we are subject to and must comply with extensive laws and regulations in the United States and other jurisdictions in which we have operations and distribution channels. If we or our employees, agents, suppliers, and other partners fail to comply with any of these laws or regulations, such failure could subject us to fines, sanctions or other penalties that could negatively affect our reputation, business, financial condition and results of operations. Furthermore, laws, regulations and policies, as well as their evolving interpretation, can conflict, and compliance in one jurisdiction may result in legal or reputational risks in another jurisdiction. We are involved in various types of claims, lawsuits, regulatory proceedings and government investigations relating to our business, our products and the actions of our employees and representatives, including contractual and employment relationships, product liability, antitrust, trademark rights and a variety of other matters. It is not possible to predict with certainty the outcome of any such proceedings or investigations, and we could in the future incur judgments, fines or penalties, or enter into settlements of lawsuits and claims that could have a material adverse effect on our business, financial condition and results of operations and negatively impact our reputation. The global nature of our business means legal and compliance risks, such as anti-bribery, anti-corruption, fraud, trade, environmental, sustainability, competition, AI, privacy and other regulatory matters, will continue to exist or might increase, and additional legal proceedings and other contingencies have and will continue to arise from time to time, which could adversely affect us. In addition, the adoption of new laws or regulations, or changes in the interpretation of existing laws or regulations, may result in significant unanticipated legal and reputational risks. Moreover, the regulation of certain transactions we engage in, including those involving virtual goods and cryptocurrencies, remains in an early stage and subject to significant uncertainty. As a result, we are required to exercise our judgment as to whether or how certain laws or regulations apply, or may in the future apply, and it is possible that legislators, regulators and courts may disagree with our conclusions. Any current or future legal or regulatory proceedings could divert management's attention from our operations and result in substantial legal fees.
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
Our actions to establish and protect our intellectual property rights may not be adequate to prevent imitation of our products by others. We also may be unable to prevent others from seeking to block sales of our products as violations of proprietary rights.
We may be subject to liability if third parties successfully claim we infringe their intellectual property rights. Defending such claims could be expensive and time-consuming and might result in our entering into costly license agreements. We also may be subject to significant damages or injunctions against development, manufacturing, use, importation and/or sale of certain products.
We take various actions to prevent the unauthorized use and/or disclosure of our confidential information and intellectual property rights. These include contractual measures such as non-disclosure and non-compete agreements and agreements relating to our collaborations with third parties and providing confidential information awareness training. Our controls and efforts to prevent unauthorized use and/or disclosure of confidential information and intellectual property rights might not always be effective. For example, confidential information related to business strategy, innovations, new technologies, mergers and acquisitions, unpublished financial results or personal data could be prematurely, inadvertently, or improperly used or disclosed, resulting in a loss of reputation, loss of intellectual property rights, a decline in our stock price or a negative impact on our market position, and could lead to damages, fines, penalties or injunctions. In addition, products such as virtual goods, may raise novel intellectual property considerations, including adequacy and scope of assignment, licensing, transfer, copyright and other right-of-use issues.
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
In addition to our own sensitive and proprietary business information, we handle transactional and personal information about our wholesale customers and consumers and users of our digital experiences, which include online distribution channels and product engagement, adaptive products and personal fitness applications. Threat actors are increasingly sophisticated and employ social engineering techniques, such as phishing, and large-scale, complex automated attacks that can evade detection for long periods of time. Any breach of our or our service providers' networks, or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers', users' or employees' personal information or a disruption of our
2026 FORM 10-K 20

business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation; resulting in lost sales and consumers, fines, lawsuits, or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach.
In addition, we must comply with increasingly complex and rigorous, and sometimes conflicting, regulatory standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the "GDPR"); the United Kingdom enacted the UK General Data Protection Regulation (which implements the GDPR into UK law); several U.S. states have passed data privacy laws; China enacted the Data Security Law and Personal Information Protection Law; and additional jurisdictions have adopted or are considering proposing or adopting similar regulations. These laws, together with a growing patchwork of laws and regulations governing AI, automated decision-making, targeted advertising, profiling and consumer protection, impose additional obligations regarding the handling of personal data and other information, and these requirements continue to evolve. Compliance with existing, proposed and recently enacted laws and regulations is costly and time consuming, and any failure to comply with these regulatory standards could subject us to legal, operational and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, imposition of fines by governmental authorities and damage to our reputation and credibility and could have a negative impact on revenues and profits.
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
Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on global earnings and could increase the U.S. corporate tax rate. For example, the Organization for Economic Co-operation and Development (the "OECD") and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Inclusive Framework") has put forth two proposals, Pillar One and Pillar Two, that revise existing profit allocation and nexus rules and ensure a minimal level of taxation, respectively. Several countries in which we operate, including several European Union member states, have adopted domestic legislation to implement the Inclusive Framework's global corporate minimum tax rate of 15% which became effective for the Company in fiscal 2025. In January 2026, the OECD introduced a "side-by-side" framework under Pillar Two, largely exempting U.S. headquartered companies from the application of certain Pillar Two provisions. However, these provisions will need to be adopted into law by each of the OECD member countries to be effective. Although we cannot predict whether or in what form these proposals, or any other changes in the U.S. or foreign tax laws or regulations, will be enacted into law, these changes, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense and cash flows.
Portions of our operations are subject to a reduced tax rate or are under a tax holiday. We also utilize tax rulings and other agreements to obtain certainty in treatment of certain tax matters. Tax holidays and rulings can expire and may be extended when certain conditions are met, or terminated if certain conditions are not met. Any changes in conditions will impact certainty in treatment thus potentially impacting our effective income tax rate. For example, in January 2019, the European Commission opened a formal investigation to examine whether the Netherlands has breached State Aid rules when granting certain tax rulings to the Company. If this matter is adversely resolved, the Netherlands may be required to assess additional amounts with respect to prior periods, and the Company's income taxes related to prior periods in the Netherlands could increase.
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
We have license agreements that permit independent parties to manufacture or contract for the manufacture of products using our intellectual property. We require the contractors that directly manufacture our products and our licensees that make products using our intellectual property (including, indirectly, their contract manufacturers) to comply with a code of conduct and other environmental, human rights, health and safety standards for the benefit of workers. We also require our contract manufacturers and the contractors of our licensees to comply with applicable standards for product safety. Notwithstanding their contractual obligations, from time to time contractors may not comply with such standards or applicable local law or our licensees may fail to enforce such standards or applicable local law on their contractors. If one or more of our direct or indirect contractors violates or

2026 FORM 10-K 21

fails to comply with, or is accused of violating or failing to comply with, such standards and laws, this could harm our reputation or result in a product recall and, as a result, could have an adverse effect on our sales and financial condition. Negative publicity regarding production methods, alleged unethical or illegal practices or workplace or related conditions of any of our suppliers, manufacturers or licensees could adversely affect our brand image and sales, force us to locate alternative suppliers, manufacturers or licensees or result in the imposition of additional regulations, including new or additional quotas, tariffs, sanctions, product safety regulations or other regulatory measures, by governmental authorities.
Risks Related to Our Securities, Investments and Liquidity
Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.
From time to time, we may invest in product offering and manufacturing innovation and expansion of existing businesses, such as our NIKE Direct operations, technology, business infrastructure, new businesses or capabilities, which require substantial cash investments and management attention. We believe cost-effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment or strategic initiative to provide expected returns or profitability, or to do so within anticipated timeframes, could have a material adverse effect on our financial results and divert management attention from more profitable business operations. See also "Our NIKE Direct operations have required and will continue to require a substantial investment and commitment of resources and are subject to numerous risks and uncertainties."
The sale of a large number of shares of common stock by our principal shareholder could depress the market price of our common stock.
As of June 30, 2026, Swoosh, LLC beneficially owned approximately 79% of our Class A Common Stock. If, on June 30, 2026, all of these shares were converted into Class B Common Stock, Swoosh, LLC's commensurate ownership percentage of our Class B Common Stock would be approximately 16%. The shares are available for resale, subject to the requirements of the U.S. securities laws and the terms of the limited liability company agreement governing Swoosh, LLC. The sale or prospect of a sale of a substantial number of these shares could have an adverse effect on the market price of our common stock. Swoosh, LLC was formed by Mr. Philip Knight, our Chairman Emeritus, to hold the majority of his shares of Class A Common Stock. Mr. Knight does not have voting rights with respect to Swoosh, LLC, although Travis Knight, his son and a NIKE director, has a significant role in the management of the Class A Common Stock owned by Swoosh, LLC.
Changes in our credit ratings or macroeconomic conditions may affect our liquidity, increasing borrowing costs and limiting our financing options.
Our long-term debt is currently rated Investment Grade by S&P Global Ratings and Moody's Ratings. While we have maintained our Investment Grade rating, in 2025, our rating was downgraded by S&P Global Ratings and Moody's Ratings. Any negative change to our credit rating may increase borrowing costs for our existing facilities and may increase borrowing costs for future long-term debt or short-term credit facilities. In addition, our financing options, including our access to credit or capital markets, could be adversely affected. We may also be subject to restrictive covenants that would reduce our flexibility to, among other things, incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. Failure to comply with such covenants could result in a default, and as a result, the commitments of our lenders under our credit agreements may be terminated and the maturity of amounts owed may be accelerated. In addition, macroeconomic conditions, such as increased volatility or disruption in the credit or capital markets, could adversely affect our ability to refinance existing debt.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base estimates on historical experience and other assumptions we believe are reasonable under the circumstances, as provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The results of these estimates form the basis for judgments about the carrying values of assets, liabilities and equity, and the amount of revenues and expenses not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to sales-related reserves, inventory reserves, hedge accounting for derivatives, income taxes and other contingencies. Our operating results may be adversely affected if our assumptions change or
2026 FORM 10-K 22

if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class B Common Stock.
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
Our Class B Common Stock is traded publicly, and at any given time various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as analysts' opinions of our future performance, which may, in part, be based upon any guidance we have provided. Analysts' estimates are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline (which has happened in the past and could happen in the future). The market price of our Class B Common Stock has experienced volatility, and the scope and time horizon of any guidance we provide may change from period to period, each of which could contribute to further volatility in our stock price. We are currently subject to multiple securities class action and shareholder derivative lawsuits relating to a drop in our stock price and could become involved in additional litigation of this type in the future if our stock price is volatile for any reason. Any litigation could result in reputational damage, substantial costs and a diversion of management's attention and resources needed to successfully run our business.

2026 FORM 10-K 23

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
Management’s Role in Managing Risk
At the management level, primary responsibility for assessing and managing material risks from cybersecurity threats rests with our Vice President, Foundational Technology & Services ("VP, FTS") who has over two decades of experience in data and information technology. The work within this organization is managed by two senior leaders, who each have over two decades of experience in information technology and cybersecurity. The VP, FTS reports to our Chief Technology Officer, who has significant experience leading technology teams at large public companies.
Our approach to managing cybersecurity risk is informed by the industry-standard National Institute of Standards and Technology Cybersecurity Framework. The VP, FTS has primary responsibility for implementing and overseeing our enterprise-wide cybersecurity strategy, policy, architecture and processes. We use various tools and methodologies to identify and manage cybersecurity risk, including risk assessments and a vulnerability management program that includes periodic penetration testing. We have a third-party cyber risk management program that conducts assessments on third parties who integrate with our data, network, systems and applications. These tools and methodologies inform our remediation activities, which are tracked and reported to senior management.
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
Risks from Cybersecurity Threats
Even though, to date, cybersecurity risks have not materially affected our business or our results of operations, we have experienced cybersecurity incidents in the past and continue to face numerous and evolving cybersecurity threats. There can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For additional information about the cybersecurity risks we face, see the risk factor entitled “We rely significantly on information technology to operate our business, including our supply chain and retail operations, and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business” in Item 1A. Risk Factors.
2026 FORM 10-K 24

ITEM 2. PROPERTIES
The following is a summary of principal properties owned or leased by NIKE:
The Philip H. Knight Campus, owned by NIKE and located near Beaverton, Oregon, USA, is an approximately 400-acre site consisting of over 40 buildings which, together with adjacent leased properties, functions as our global headquarters and is occupied by approximately 10,600 employees engaged in management, research, design, development, marketing, finance and other administrative functions serving nearly all of our segments. We lease a similar, but smaller, administrative facility in Hilversum, the Netherlands, which serves as the headquarters for our EMEA geography and management of certain brand functions for our non-U.S. operations. We also lease an office complex in Shanghai, China, our headquarters for our Greater China geography, occupied by employees focused on implementing our wholesale, NIKE Direct and merchandising strategies in the region, among other functions.
In the United States, NIKE has eight significant distribution centers. Four are located in or near Memphis, Tennessee, two of which are owned and two of which are leased. Three other distribution centers, one located near Indianapolis, Indiana, one located in Dayton, Tennessee and one located in Bloomington, California, are leased and operated by third-party logistics providers. One distribution center for Converse is located in Ontario, California, which is leased. NIKE has a number of distribution facilities outside the United States, some of which are leased and operated by third-party logistics providers. The most significant distribution facilities outside the United States are located in Laakdal, Belgium; Taicang, China; Tomisato, Japan and Icheon, Korea, all of which we own.
Air Manufacturing Innovation manufactures cushioning components used in footwear at NIKE-owned and leased facilities located near Beaverton, Oregon, and in Dong Nai City, Vietnam, as well as at NIKE-owned facilities in St. Charles, Missouri.
Aside from the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We lease approximately 980 retail stores worldwide, which primarily consist of factory stores. See Item 1. Business "United States Market" and "International Markets" for additional information regarding our retail stores. Our leases expire at various dates through the fiscal year 2059.
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

2026 FORM 10-K 25

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NIKE's Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 8, 2026, there were approximately 20,000 holders of record of NIKE's Class B Common Stock and 16 holders of record of NIKE's Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class B Common Stock. Refer to our Consolidated Statements of Shareholders' Equity for dividends declared on the Class A and Class B Common Stock.
In June 2022, the Board of Directors approved a four-year, $18 billion share repurchase program (the "Share Repurchase Program"). In June 2026, the Board of Directors reapproved the current program to continue without a fixed expiration date and without increasing the aggregate amount authorized for repurchase. As of May 31, 2026, the Company had repurchased 124.4 million shares at an average price of $97.57 per share for a total approximate cost of $12.1 billion under the Share Repurchase Program, and approximately $5.9 billion of the Company's Class B Common Stock remains available for repurchase. The size and timing of these purchases, if any, will depend on market conditions and the Company’s liquidity and capital needs, as well as other factors. No shares were repurchased during the quarter ended May 31, 2026. We paused repurchases under this program during the first quarter of fiscal 2026.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares.
2026 FORM 10-K 26

PERFORMANCE GRAPH
The following graph demonstrates a five-year comparison of cumulative total returns for NIKE's Class B Common Stock; the S&P 500 Stock Index; the Dow Jones U.S. Footwear Index; and the S&P Apparel, Accessories & Luxury Goods Index. The graph assumes an investment of $100 on May 31, 2021, in each of the indices and our Class B Common Stock. Each of the indices assumes that all dividends were reinvested on the day of issuance.
The Dow Jones U.S. Footwear Index and the S&P Apparel, Accessories & Luxury Goods Index include companies in two major lines of business in which the Company competes. The indices do not encompass all of the Company's competitors, nor all product categories and lines of business in which the Company is engaged. Because NIKE is part of the Dow Jones U.S. Footwear Index, the price and returns of NIKE stock have a substantial effect on this index.
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

2026 FORM 10-K 27

ITEM 6. [RESERVED]
2026 FORM 10-K 28

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
FISCAL 2026 FINANCIAL HIGHLIGHTS
•NIKE, Inc. Revenues were $46.4 billion in fiscal 2026 compared to $46.3 billion in fiscal 2025, flat on a reported basis and down 2% on a currency-neutral basis.
•NIKE Brand wholesale revenues were $27.5 billion in fiscal 2026 compared to $25.9 billion in fiscal 2025. The increase on a currency-neutral basis was driven by higher revenues in North America, primarily offset by lower revenues in Greater China.
•NIKE Direct revenues were $17.7 billion in fiscal 2026 compared to $18.8 billion in fiscal 2025, primarily driven by a decrease in traffic.
•Gross margin in fiscal 2026 increased 20 basis points to 42.9%.
•Inventories as of May 31, 2026 were $7.5 billion, flat compared to the prior year, primarily reflecting an increase in units, offset by product mix.
•We returned approximately $2.5 billion to our shareholders in fiscal 2026 primarily through dividends.
•Return on Invested Capital ("ROIC") was 18.7% as of May 31, 2026, compared to 20.2% as of May 31, 2025. ROIC is considered a non-GAAP financial measure, see "Use of Non-GAAP Financial Measures" for additional information.
For discussion related to the results of operations and changes in financial condition in fiscal 2025 compared to fiscal 2024, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2025 Form 10-K, which was filed with the United States Securities and Exchange Commission on July 17, 2025.

2026 FORM 10-K 29

FACTORS IMPACTING OUR BUSINESS
We are navigating through several external factors that create uncertainty and volatility in the operating environment, including, but not limited to, geopolitical dynamics, tax regulation, fluctuating foreign currency exchange rates and evolving tariff policies. These factors, and any changes to these factors, among others, could have a material adverse impact on consumer behavior and on our future Revenues and overall profitability. For a discussion of these factors and other risks, refer to Item 1A. Risk Factors.
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
•Brand Management: Increasing investment in demand creation including brand marketing and sports marketing, to support key product launches and sports moments.
Our reportable operating segments are at different stages of progress, and we expect to complete these actions by the end of December 2026. The timing of financial impacts has varied and will continue to vary by segment. North America has made the most progress against these actions, while Greater China and Converse will take more time.
Additionally, in Greater China, a trend of declining store traffic, elevated promotional activity and higher levels of inventory across the marketplace are negatively impacting revenues and overall profitability, while Converse is in the midst of a strategic reset of the brand and marketplace. We expect negative impacts from Greater China and Converse to continue throughout fiscal 2027.
While these product, marketplace and brand management actions taken across our portfolio have had, and in the future may have, a negative impact on our Revenues and overall profitability, we believe they will reignite brand momentum and reposition our business to drive long-term shareholder value.
We have also taken steps to operate more efficiently and profitably, primarily through realigning costs across our supply chain and technology to serve an integrated marketplace. In fiscal 2026, we recognized charges of $385 million associated with employee severance costs. We continue to evaluate opportunities across the Company and may take additional actions which could lead to additional charges in future quarters. For additional information, refer to Note 18 — Severance, Restructuring and Other Employee Costs within the accompanying Notes to the Consolidated Financial Statements.
OTHER MATTERS
On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the U.S. were unauthorized. During the fourth quarter of fiscal 2026, we deemed the recovery of IEEPA tariffs paid to be probable. Accordingly, we recognized a benefit of $986 million in Cost of sales within the Consolidated Statements of Income for the recovery of IEEPA tariffs paid, for which $965 million and $21 million of the benefit was classified within North America and Converse, respectively, largely offsetting the impact of the IEEPA tariffs recognized during fiscal 2026. As of May 31, 2026, we received $302 million and recorded $684 million of outstanding IEEPA tariff receivables reflected within Accounts receivable, net on the Consolidated Balance Sheets. Subsequent to May 31, 2026, we received substantially all of the remaining IEEPA tariff receivable. We will continue to monitor developments pertaining to the import and export policies of the U.S. and other countries, as well as those pertaining to tariff refunds and litigation, that could impact our financial position, results of operations and cash flows.
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
2026 FORM 10-K 30

Earnings Before Interest and Taxes ("EBIT") and EBIT margin: Calculated as Net income before Interest (income) expense, net and Income tax expense in the Consolidated Statements of Income and total NIKE, Inc. EBIT divided by total NIKE, Inc. Revenues in the Consolidated Statements of Income, respectively. Total NIKE, Inc. EBIT and EBIT margin calculations in fiscal 2026, 2025 and 2024 are as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2026	2025	2024
Net income	$3,108	$3,219	$5,700
Add: Interest (income) expense, net	(50)	(107)	(161)
Add: Income tax expense	792	666	1,000
EBIT	$3,850	$3,778	$6,539
Total NIKE, Inc. Revenues	46,398	46,309	51,362
Net income margin	6.7%	7.0%	11.1%
EBIT margin	8.3%	8.2%	12.7%
Return on Invested Capital ("ROIC"): Represents a performance measure that management believes is useful information in understanding the Company's ability to effectively manage invested capital. Our ROIC calculation as of May 31, 2026 and 2025 is as follows:

	FOR THE TRAILING FOUR QUARTERS ENDED
(Dollars in millions)	MAY 31, 2026	MAY 31, 2025
Numerator
Net income	$3,108	$3,219
Add: Interest (income) expense, net	(50)	(107)
Add: Income tax expense	792	666
EBIT	3,850	3,778
Income tax adjustment(1)	(782)	(645)
Earnings before interest and after taxes	$3,068	$3,133

	AVERAGE FOR THE TRAILING FIVE QUARTERS ENDED
(Dollars in millions)	MAY 31, 2026	MAY 31, 2025
Denominator
Total debt(2)	$11,113	$11,814
Add: Shareholders' equity	13,944	13,926
Less: Cash and equivalents and Short-term investments	8,631	10,236
Total invested capital	$16,426	$15,504

ROIC	18.7%	20.2%
(1)Equals EBIT multiplied by the effective tax rate as of each of the respective quarter ends.
(2)Total debt includes the following: 1) Current portion of long-term debt, 2) Current portion of operating lease liabilities, 3) Long-term debt and 4) Operating lease liabilities.
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

2026 FORM 10-K 31

RESULTS OF OPERATIONS

(Dollars in millions, except per share data)	FISCAL 2026	FISCAL 2025	% CHANGE	FISCAL 2024	% CHANGE
Revenues	$46,398	$46,309	0%	$51,362	-10%
Cost of sales	26,487	26,519	0%	28,475	-7%
Gross profit	19,911	19,790	1%	22,887	-14%
Gross margin	42.9%	42.7%		44.6%
Demand creation expense	4,754	4,689	1%	4,285	9%
Operating overhead expense	11,360	11,399	0%	12,291	-7%
Total selling and administrative expense	16,114	16,088	0%	16,576	-3%
% of revenues	34.7%	34.7%		32.3%
Interest (income) expense, net	(50)	(107)	—	(161)	—
Other (income) expense, net	(53)	(76)	—	(228)	—
Income before income taxes	3,900	3,885	0%	6,700	-42%
Income tax expense	792	666	19%	1,000	-33%
Effective tax rate	20.3%	17.1%		14.9%
NET INCOME	$3,108	$3,219	-3%	$5,700	-44%
Diluted earnings per common share	$2.10	$2.16	-3%	$3.73	-42%

CONSOLIDATED OPERATING RESULTS
REVENUES

(Dollars in millions)	FISCAL 2026	FISCAL 2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FISCAL 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$29,525	$29,510	0%	-2%	$33,427	-12%	-11%
Apparel	13,449	12,965	4%	2%	13,775	-6%	-5%
Equipment	2,199	2,191	0%	-2%	2,075	6%	6%
Global Brand Divisions(2)	49	48	2%	2%	45	7%	10%
TOTAL NIKE BRAND REVENUES(3)	$45,222	$44,714	1%	-1%	$49,322	-9%	-9%
Converse	1,174	1,692	-31%	-32%	2,082	-19%	-18%
Corporate(4)	2	(97)	—	—	(42)	—	—
TOTAL NIKE, INC. REVENUES	$46,398	$46,309	0%	-2%	$51,362	-10%	-9%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$27,453	$25,883	6%	4%	$27,758	-7%	-6%
Sales through NIKE Direct	17,720	18,783	-6%	-8%	21,519	-13%	-12%
Global Brand Divisions(2)	49	48	2%	2%	45	7%	10%
TOTAL NIKE BRAND REVENUES(3)	$45,222	$44,714	1%	-1%	$49,322	-9%	-9%
(1)The percent change excluding currency changes represents a non-GAAP financial measure. For additional information, see "Use of Non-GAAP Financial Measures".
(2)Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment.
(3)Included in NIKE Brand revenues are sales of Jordan Brand products of $7,034 million, $7,270 million and $8,701 million in fiscal 2026, 2025 and 2024, respectively, decreasing 3% and 16% on a reported basis and decreasing 5% and 16% on a currency-neutral basis, for fiscal 2026 and 2025, respectively.
(4)Corporate revenues primarily consist of foreign currency gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.
2026 FORM 10-K 32

FISCAL 2026 NIKE BRAND REVENUE HIGHLIGHTS
The following tables present NIKE Brand revenues disaggregated by reportable operating segment, distribution channel and major product line:

FISCAL 2026 COMPARED TO FISCAL 2025
•NIKE, Inc. Revenues were $46.4 billion in fiscal 2026 compared to $46.3 billion in fiscal 2025. On a currency-neutral basis, NIKE, Inc. Revenues decreased 2%, primarily due to lower revenues in Greater China, Converse and Europe, Middle East & Africa ("EMEA"), which decreased NIKE, Inc. Revenues by approximately 2, 1 and 1 percentage points, respectively. Higher revenues in North America increased NIKE, Inc. Revenues by approximately 2 percentage points.
•NIKE Brand revenues were $45.2 billion in fiscal 2026 compared to $44.7 billion in fiscal 2025, an increase of 1% and a decrease of 1% on a reported and currency-neutral basis, respectively.
•NIKE Brand footwear revenues were $29.5 billion in fiscal 2026 compared to $29.5 billion in fiscal 2025. On a currency-neutral basis, NIKE Brand footwear revenues decreased 2%. Unit sales of footwear decreased 1%, while lower average selling price ("ASP") per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to channel mix, partially offset by product mix and strategic pricing.
•NIKE Brand apparel revenues were $13.4 billion in fiscal 2026 compared to $13.0 billion in fiscal 2025. On a currency-neutral basis, NIKE Brand apparel revenues increased 2%. Unit sales of apparel increased 1%, while higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth. Higher ASP per unit was primarily due to product mix, partially offset by higher discounts and channel mix.
•NIKE Brand wholesale revenues were $27.5 billion in fiscal 2026 compared to $25.9 billion in fiscal 2025, up 6% on a reported basis and up 4% on a currency-neutral basis. The increase on a currency-neutral basis was driven by higher revenues in North America, primarily offset by lower revenues in Greater China.
•NIKE Direct revenues were $17.7 billion in fiscal 2026 compared to $18.8 billion in fiscal 2025, down 6% on a reported basis. On a currency-neutral basis, NIKE Direct revenues were down 8% due to declines in NIKE Brand Digital sales of 12% and declines in NIKE store sales of 4%. NIKE Brand Digital sales were $8.6 billion in fiscal 2026 compared to $9.6 billion in fiscal 2025, with declines primarily due to reduced traffic. NIKE store sales were $9.1 billion in fiscal 2026 compared to $9.2 billion in fiscal 2025. Comparable store sales decreased 4%. For additional information regarding comparable store sales, including the definition, see "Comparable Store Sales".

2026 FORM 10-K 33

GROSS MARGIN
FISCAL 2026 COMPARED TO FISCAL 2025
For fiscal 2026, our consolidated gross profit increased 1% to $19.9 billion compared to $19.8 billion for fiscal 2025. Gross margin increased 20 basis points to 42.9% for fiscal 2026 compared to 42.7% for fiscal 2025 due to the following:

•Lower warehousing and logistics costs (increasing gross margin approximately 20 basis points), primarily due to channel mix;
•Favorable changes in net foreign currency exchange rates, including hedges (increasing gross margin approximately 20 basis points); and
•Lower other costs (increasing gross margin approximately 20 basis points).
This was partially offset by:
•Lower gross margin from Converse (decreasing gross margin approximately 20 basis points); and
•Higher NIKE Brand product costs (decreasing gross margin approximately 20 basis points).
TOTAL SELLING AND ADMINISTRATIVE EXPENSE

(Dollars in millions)	FISCAL 2026	FISCAL 2025	% CHANGE		FISCAL 2024	% CHANGE
Demand creation expense(1)	$4,754	$4,689	1%		$4,285	9%
Operating overhead expense(2)	11,360	11,399	0%		12,291	-7%
Total selling and administrative expense	$16,114	$16,088	0%		$16,576	-3%
% of revenues	34.7%	34.7%	0	bps	32.3%	240	bps
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

FISCAL 2026 COMPARED TO FISCAL 2025
Demand creation expense increased 1% due to higher sports marketing expense and unfavorable changes in foreign currency exchange rates, partially offset by lower brand marketing expense, reflecting higher investment in key sports events in the prior year. Changes in foreign currency exchange rates increased Demand creation expense by approximately 2 percentage points.
Operating overhead expense was flat as lower other administrative costs were offset by higher wage-related expense, driven by employee severance costs, and unfavorable changes in foreign currency exchange rates. Changes in foreign currency exchange rates increased Operating overhead expense by approximately 1 percentage point.
2026 FORM 10-K 34

OTHER (INCOME) EXPENSE, NET

(Dollars in millions)	FISCAL 2026	FISCAL 2025	FISCAL 2024
Other (income) expense, net	$(53)	$(76)	$(228)
Other (income) expense, net comprises foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
FISCAL 2026 COMPARED TO FISCAL 2025
Other (income) expense, net decreased from $76 million of other income, net, to $53 million of other income, net, primarily due to an unfavorable net change in foreign currency conversion gains and losses, including hedges, partially offset by settlements of legal matters.
INCOME TAXES

	FISCAL 2026	FISCAL 2025	% CHANGE	FISCAL 2024	% CHANGE
Effective tax rate	20.3%	17.1%	320 bps	14.9%	220 bps
FISCAL 2026 COMPARED TO FISCAL 2025
Our effective tax rate increased from 17.1% to 20.3%, primarily due to a prior year one-time, non-cash deferred tax benefit provided by U.S. tax regulations related to foreign currency gains and losses.

2026 FORM 10-K 35

SEGMENT INFORMATION
See Note 15 — Segment Information in the accompanying Notes to the Consolidated Financial Statements for a description of our segments and related information.
The breakdown of Revenues is as follows:

(Dollars in millions)	FISCAL 2026	FISCAL 2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)	FISCAL 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$20,511	$19,572	5%	5%	$21,396	-9%	-8%
Europe, Middle East & Africa	12,572	12,257	3%	-3%	13,607	-10%	-10%
Greater China	5,847	6,586	-11%	-13%	7,545	-13%	-12%
Asia Pacific & Latin America	6,243	6,251	0%	-1%	6,729	-7%	-3%
Global Brand Divisions(2)	49	48	2%	2%	45	7%	10%
TOTAL NIKE BRAND	$45,222	$44,714	1%	-1%	$49,322	-9%	-9%
Converse	1,174	1,692	-31%	-32%	2,082	-19%	-18%
Corporate(3)	2	(97)	—	—	(42)	—	—
TOTAL NIKE, INC. REVENUES	$46,398	$46,309	0%	-2%	$51,362	-10%	-9%
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
The Company uses EBIT as the primary financial measure to evaluate performance of its segments. The breakdown of EBIT is as follows:

(Dollars in millions)	FISCAL 2026	FISCAL 2025	% CHANGE	FISCAL 2024	% CHANGE
North America	$5,376	$4,735	14%	$5,822	-19%
Europe, Middle East & Africa	2,417	2,575	-6%	3,388	-24%
Greater China	1,278	1,602	-20%	2,309	-31%
Asia Pacific & Latin America	1,387	1,527	-9%	1,885	-19%
Global Brand Divisions	(4,603)	(4,699)	2%	(4,720)	0%
TOTAL NIKE BRAND(1)	$5,855	$5,740	2%	$8,684	-34%
Converse	18	240	-93%	474	-49%
Corporate	(2,023)	(2,202)	8%	(2,619)	16%
TOTAL NIKE, INC. EBIT(1)	$3,850	$3,778	2%	$6,539	-42%
Interest (income) expense, net	(50)	(107)	—	(161)	—
Income tax expense	792	666	19%	1,000	-33%
NET INCOME	$3,108	$3,219	-3%	$5,700	-44%

Total NIKE, Inc. Revenues	$46,398	$46,309	0%	$51,362	-10%
Net income margin	6.7%	7.0%		11.1%
EBIT margin(1)	8.3%	8.2%		12.7%
(1)    Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT margin represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for additional information.
2026 FORM 10-K 36

NORTH AMERICA

(Dollars in millions)	FISCAL 2026	FISCAL 2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$13,317	$12,684	5%	5%	$14,537	-13%	-13%
Apparel	6,075	5,837	4%	4%	5,953	-2%	-2%
Equipment	1,119	1,051	6%	6%	906	16%	16%
TOTAL REVENUES	$20,511	$19,572	5%	5%	$21,396	-9%	-8%
Revenues by:
Sales to Wholesale Customers	$11,958	$10,484	14%	14%	$11,004	-5%	-5%
Sales through NIKE Direct	8,553	9,088	-6%	-6%	10,392	-13%	-12%
TOTAL REVENUES	$20,511	$19,572	5%	5%	$21,396	-9%	-8%
Cost of sales	11,160	11,056	1%		11,899	-7%
Gross profit	9,351	8,516	10%		9,497	-10%
Gross margin	45.6%	43.5%	210 bps		44.4%	-90 bps
Demand creation expense	1,730	1,633	6%		1,495	9%
Operating overhead expense	2,259	2,150	5%		2,189	-2%
Total selling and administrative expense	3,989	3,783	5%		3,684	3%
Other segment items	(14)	(2)	—		(9)	—
EARNINGS BEFORE INTEREST AND TAXES	$5,376	$4,735	14%		$5,822	-19%
FISCAL 2026 COMPARED TO FISCAL 2025
•North America revenues increased 5% on a currency-neutral basis. Wholesale revenues increased 14% including expanded distribution, higher shipments to existing partners and fewer marketplace management actions taken in the current year. NIKE Direct revenues decreased 6% due to declines in digital sales of 10% and declines in store sales of 2%. Comparable store sales decreased 2%.
•Footwear revenues increased 5% on a currency-neutral basis. Unit sales of footwear increased 6%, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to channel mix, partially offset by product mix and strategic pricing.
•Apparel revenues increased 4% on a currency-neutral basis. Unit sales of apparel increased 2%, while higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to product mix, partially offset by channel mix.
Reported EBIT increased 14% reflecting higher reported revenues and the following:
•Gross margin expansion of 210 basis points primarily due to lower product costs, lower warehousing and logistics costs driven by channel mix, and higher ASP. Higher ASP primarily reflects strategic pricing and product mix, partially offset by channel mix.
•Demand creation expense increased 6% primarily due to higher sports marketing expense.
•Operating overhead expense increased 5% primarily due to higher wage-related expense.

2026 FORM 10-K 37

EUROPE, MIDDLE EAST & AFRICA

(Dollars in millions)	FISCAL 2026	FISCAL 2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$7,643	$7,569	1%	-5%	$8,473	-11%	-10%
Apparel	4,210	3,971	6%	0%	4,380	-9%	-9%
Equipment	719	717	0%	-6%	754	-5%	-5%
TOTAL REVENUES	$12,572	$12,257	3%	-3%	$13,607	-10%	-10%
Revenues by:
Sales to Wholesale Customers	$8,461	$8,022	5%	0%	$8,562	-6%	-6%
Sales through NIKE Direct	4,111	4,235	-3%	-9%	5,045	-16%	-16%
TOTAL REVENUES	$12,572	$12,257	3%	-3%	$13,607	-10%	-10%
Cost of sales	7,313	6,967	5%		7,589	-8%
Gross profit	5,259	5,290	-1%		6,018	-12%
Gross margin	41.8%	43.2%	-140 bps		44.2%	-100 bps
Demand creation expense	1,286	1,222	5%		1,114	10%
Operating overhead expense	1,555	1,479	5%		1,517	-3%
Total selling and administrative expense	2,841	2,701	5%		2,631	3%
Other segment items	1	14	—		(1)	—
EARNINGS BEFORE INTEREST AND TAXES	$2,417	$2,575	-6%		$3,388	-24%
FISCAL 2026 COMPARED TO FISCAL 2025
•EMEA revenues decreased 3% on a currency-neutral basis. Wholesale revenues were flat. NIKE Direct revenues decreased 9% due to declines in digital sales of 10% and declines in store sales of 8%. Comparable store sales decreased 7%.
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
Reported EBIT decreased 6% reflecting higher reported revenues and the following:
•Gross margin contraction of 140 basis points primarily due to lower ASP, reflecting higher discounts, and unfavorable changes in standard foreign currency exchange rates.
•Demand creation expense increased 5% due to unfavorable changes in foreign currency exchange rates and higher sports marketing expense, partially offset by lower brand marketing expense, reflecting higher investment in key sports events in the prior year.
•Operating overhead expense increased 5% primarily due to unfavorable changes in foreign currency exchange rates, partially offset by lower other administrative costs.
2026 FORM 10-K 38

GREATER CHINA

(Dollars in millions)	FISCAL 2026	FISCAL 2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$4,188	$4,805	-13%	-15%	$5,552	-13%	-13%
Apparel	1,535	1,616	-5%	-7%	1,828	-12%	-12%
Equipment	124	165	-25%	-26%	165	0%	1%
TOTAL REVENUES	$5,847	$6,586	-11%	-13%	$7,545	-13%	-12%
Revenues by:
Sales to Wholesale Customers	$3,255	$3,699	-12%	-14%	$4,262	-13%	-13%
Sales through NIKE Direct	2,592	2,887	-10%	-12%	3,283	-12%	-12%
TOTAL REVENUES	$5,847	$6,586	-11%	-13%	$7,545	-13%	-12%
Cost of sales	3,177	3,558	-11%		3,761	-5%
Gross profit	2,670	3,028	-12%		3,784	-20%
Gross margin	45.7%	46.0%	-30 bps		50.2%	-420 bps
Demand creation expense	455	529	-14%		519	2%
Operating overhead expense	993	973	2%		1,019	-5%
Total selling and administrative expense	1,448	1,502	-4%		1,538	-2%
Other segment items	(56)	(76)	—		(63)	—
EARNINGS BEFORE INTEREST AND TAXES	$1,278	$1,602	-20%		$2,309	-31%
FISCAL 2026 COMPARED TO FISCAL 2025
•Greater China revenues decreased 13% on a currency-neutral basis. Wholesale revenues decreased 14%, reflecting our actions to prioritize marketplace health. NIKE Direct revenues decreased 12% due to declines in digital sales of 29% and declines in store sales of 4%. Comparable store sales decreased 6%.
•Footwear revenues decreased 15% on a currency-neutral basis. Unit sales of footwear decreased 14%, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to channel mix and product mix, partially offset by lower discounts.
•Apparel revenues decreased 7% on a currency-neutral basis. Unit sales of apparel decreased 8%, while higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth. Higher ASP per unit was primarily due to product mix, partially offset by channel mix.
Reported EBIT decreased 20% reflecting lower reported revenues and the following:
•Gross margin contraction of 30 basis points primarily due to unfavorable changes in standard foreign currency exchange rates.
•Demand creation expense decreased 14% primarily due to lower brand marketing expense.
•Operating overhead expense increased 2% due to higher wage-related expense and unfavorable changes in foreign currency exchange rates, partially offset by lower other administrative costs.

2026 FORM 10-K 39

ASIA PACIFIC & LATIN AMERICA

(Dollars in millions)	FISCAL 2026	FISCAL 2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$4,377	$4,452	-2%	-3%	$4,865	-8%	-4%
Apparel	1,629	1,541	6%	5%	1,614	-5%	-1%
Equipment	237	258	-8%	-9%	250	3%	7%
TOTAL REVENUES	$6,243	$6,251	0%	-1%	$6,729	-7%	-3%
Revenues by:
Sales to Wholesale Customers	$3,779	$3,678	3%	2%	$3,930	-6%	-3%
Sales through NIKE Direct	2,464	2,573	-4%	-6%	2,799	-8%	-3%
TOTAL REVENUES	$6,243	$6,251	0%	-1%	$6,729	-7%	-3%
Cost of sales	3,619	3,502	3%		3,639	-4%
Gross profit	2,624	2,749	-5%		3,090	-11%
Gross margin	42.0%	44.0%	-200 bps		45.9%	-190 bps
Demand creation expense	416	421	-1%		407	3%
Operating overhead expense	828	804	3%		801	0%
Total selling and administrative expense	1,244	1,225	2%		1,208	1%
Other segment items	(7)	(3)	—		(3)	—
EARNINGS BEFORE INTEREST AND TAXES	$1,387	$1,527	-9%		$1,885	-19%
FISCAL 2026 COMPARED TO FISCAL 2025
•Asia Pacific & Latin America revenues decreased 1% on a currency-neutral basis primarily due to lower revenues in Southeast Asia & India, Japan and Korea, partially offset by higher revenues in Central & South America and Pacific. Wholesale revenues increased 2%. NIKE Direct revenues decreased 6% due to declines in digital sales of 9% and declines in store sales of 1%. Comparable store sales decreased 4%.
•Footwear revenues decreased 3% on a currency-neutral basis. Unit sales of footwear decreased 3%, while ASP per pair was flat as product mix and strategic pricing were offset primarily by higher discounts and channel mix.
•Apparel revenues increased 5% on a currency-neutral basis. Unit sales of apparel increased 5%, while ASP per unit was flat as product mix and strategic pricing were offset primarily by higher discounts and channel mix.
Reported EBIT decreased 9% reflecting flat reported revenues and the following:
•Gross margin contraction of 200 basis points primarily due to unfavorable changes in standard foreign currency exchange rates.
•Demand creation expense decreased 1% primarily due to lower brand marketing expense, partially offset by higher sports marketing expense.
•Operating overhead expense increased 3% due to higher wage-related expense and unfavorable changes in foreign currency exchange rates, partially offset by lower other administrative costs.
2026 FORM 10-K 40

GLOBAL BRAND DIVISIONS

(Dollars in millions)	FISCAL 2026	FISCAL 2025	% CHANGE	FISCAL 2024	% CHANGE
Revenues	$49	$48	2%	$45	7%
Cost of sales	653	634	3%	602	5%
Gross profit (loss)	(604)	(586)	-3%	(557)	-5%
Demand creation expense	763	716	7%	596	20%
Operating overhead expense	3,240	3,401	-5%	3,534	-4%
Total selling and administrative expense	4,003	4,117	-3%	4,130	0%
Other segment items	(4)	(4)	—	33	—
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$(4,603)	$(4,699)	2%	$(4,720)	0%
Global Brand Divisions primarily represents costs, including product creation and design expenses, that are centrally managed for the NIKE Brand, as well as costs associated with NIKE Direct global digital operations and enterprise technology. Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment.
FISCAL 2026 COMPARED TO FISCAL 2025
Global Brand Divisions' loss before interest and taxes decreased 2% primarily due to lower Operating overhead expense, partially offset by higher Demand creation expense. Demand creation expense increased 7% primarily due to higher brand marketing expense and higher sports marketing expense. Operating overhead expense decreased 5% primarily due to lower other administrative costs, partially offset by higher wage-related expense, driven by employee severance costs.
CONVERSE

(Dollars in millions)	FISCAL 2026	FISCAL 2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES	FISCAL 2024	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,013	$1,457	-30%	-32%	$1,800	-19%	-19%
Apparel	48	80	-40%	-40%	93	-14%	-14%
Equipment	21	32	-34%	-36%	37	-14%	-14%
Other	92	123	-25%	-26%	152	-19%	-20%
TOTAL REVENUES	$1,174	$1,692	-31%	-32%	$2,082	-19%	-18%
Revenues by:
Sales to Wholesale Customers	$605	$875	-31%	-33%	$1,098	-20%	-20%
Sales through Direct to Consumer	477	694	-31%	-33%	832	-17%	-17%
Other(1)	92	123	-25%	-25%	152	-19%	-19%
TOTAL REVENUES	$1,174	$1,692	-31%	-32%	$2,082	-19%	-18%
Cost of sales	660	868	-24%		989	-12%
Gross profit	514	824	-38%		1,093	-25%
Gross margin	43.8%	48.7%	-490 bps		52.5%	-380 bps
Demand creation expense	95	156	-39%		140	11%
Operating overhead expense	402	430	-7%		485	-11%
Total selling and administrative expense	497	586	-15%		625	-6%
Other segment items	(1)	(2)	—		(6)	—
EARNINGS BEFORE INTEREST AND TAXES	$18	$240	-93%		$474	-49%
(1)    Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights.

2026 FORM 10-K 41

FISCAL 2026 COMPARED TO FISCAL 2025
•Converse revenues decreased 32% on a currency-neutral basis driven by declines in all territories. Unit sales decreased 31%, while lower ASP reduced revenues by approximately 1 percentage point.
•Wholesale revenues decreased 33% on a currency-neutral basis, driven by declines in all territories.
•Direct to consumer revenues decreased 33% on a currency-neutral basis, reflecting reduced traffic in all territories.
Reported EBIT decreased 93% reflecting lower reported revenues and the following:
•Gross margin contraction of 490 basis points primarily due to lower ASP, as well as the brand and marketplace reset costs, including higher inventory obsolescence reserves and employee severance costs. Lower ASP primarily reflects higher discounts and channel mix.
•Demand creation expense decreased 39% primarily due to lower brand marketing expense.
•Operating overhead expense decreased 7% primarily due to lower other administrative costs, partially offset by employee severance costs.
CORPORATE

(Dollars in millions)	FISCAL 2026	FISCAL 2025	% CHANGE	FISCAL 2024	% CHANGE
Revenues	$2	$(97)	—	$(42)	—
Cost of sales	(95)	(66)	—	(4)	—
Gross profit (loss)	97	(31)	—	(38)	—
Demand creation expense	9	12	-25%	14	-14%
Operating overhead expense	2,083	2,162	-4%	2,746	-21%
Total selling and administrative expense	2,092	2,174	-4%	2,760	-21%
Other segment items	28	(3)	—	(179)	—
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$(2,023)	$(2,202)	8%	$(2,619)	16%
Corporate primarily consists of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to our corporate headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; and certain foreign currency gains and losses.
Corporate revenues primarily consist of foreign currency gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.
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
FISCAL 2026 COMPARED TO FISCAL 2025
Corporate's loss before interest and taxes decreased $179 million, primarily due to the following:
•a favorable change in net foreign currency gains and losses of $147 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated Gross profit;
•a favorable change of $79 million primarily related to lower other administrative costs, partially offset by higher wage-related expense, reported as a component of consolidated Operating overhead expense; and
•an unfavorable change of $31 million primarily related to the remeasurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, partially offset by settlements of legal matters, reported as a component of consolidated Other (income) expense, net.
2026 FORM 10-K 42

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

2026 FORM 10-K 43

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
TRANSLATIONAL EXPOSURES
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries' non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income (loss) within Shareholders' equity. In the translation of our Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $1,023 million for the year ended May 31, 2026. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $184 million for the year ended May 31, 2026.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $1 million on our Income before income taxes for the year ended May 31, 2026.
NET INVESTMENTS IN FOREIGN SUBSIDIARIES
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for as net investment hedges in accordance with U.S. GAAP. There were no outstanding net investment hedges as of May 31, 2026 and 2025. There were no cash flows from net investment hedge settlements for the years ended May 31, 2026, 2025 and 2024.
2026 FORM 10-K 44

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY

(Dollars in millions)	FISCAL 2026	FISCAL 2025
Cash provided (used by):
Operations	$2,868	$3,698
Investing activities	(488)	(275)
Financing activities	(2,292)	(5,820)
Effect of exchange rate changes on cash and equivalents	11	1
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	$99	$(2,396)
OPERATIONS:
In fiscal 2026, cash provided by operations was $2,868 million. This was driven by Net income of $3,108 million, adjusted for non-cash items of $1,438 million, and a net change in certain working capital components and other assets and liabilities that decreased cash provided by operations by $1,678 million. The net change in certain working capital components and other assets and liabilities was primarily driven by an increase in Accounts receivable and a decrease in Income taxes payable. The increase in Accounts receivable was primarily due to the outstanding IEEPA tariff receivable, as well as higher wholesale revenues and the timing of receipts in the normal course of business. The decrease in Income taxes payable was primarily due to U.S. federal income tax payments.
In fiscal 2025, cash provided by operations was $3,698 million. This was driven by Net income of $3,219 million, adjusted for non-cash items of $1,266 million, and a net change in certain working capital components and other assets and liabilities that decreased cash provided by operations by $787 million. The net change in certain working capital components and other assets and liabilities was primarily driven by an increase in Accounts receivable and an increase in Prepaid expenses and other current assets. The increase in Accounts receivable was primarily due to the timing of wholesale shipments and the increase in Prepaid expenses and other current assets was primarily due to prepayments related to endorsement contracts.
INVESTING ACTIVITIES:
In fiscal 2026, cash used by investing activities was $488 million, primarily driven by additions to Property, plant and equipment, partially offset by the net change in short-term investments (including purchases, sales and maturities). In fiscal 2025, cash used by investing activities was $275 million, primarily driven by additions to Property, plant and equipment, partially offset by the net change in short-term investments (including purchases, sales and maturities).
FINANCING ACTIVITIES:
In fiscal 2026, cash used by financing activities was $2,292 million, primarily driven by dividend payments. In fiscal 2025, cash used by financing activities was $5,820 million, primarily driven by share repurchases, dividend payments and a $1 billion bond repayment.
In fiscal 2026, we purchased a total of 1.8 million shares of NIKE's Class B Common Stock for $122.4 million (an average price of $67.63 per share) under the four-year, $18 billion share repurchase program approved by the Board of Directors in June 2022. In June 2026, the Board of Directors reapproved the current program to continue without a fixed expiration date and without increasing the aggregate amount authorized for repurchase. As of May 31, 2026, we had repurchased 124.4 million shares at a cost of approximately $12.1 billion (an average price of $97.57 per share) under this $18 billion share repurchase program. We paused repurchases under this program during the first quarter of fiscal 2026 and no shares were repurchased during the quarter ended May 31, 2026. We may resume share repurchases in the future at any time, depending upon market conditions, operating cash flows and our liquidity and capital needs. We continue to expect funding of any future share repurchases to come from operating cash flows.
CAPITAL RESOURCES
On July 17, 2025, we filed a shelf registration statement (the "Shelf") with the U.S. Securities and Exchange Commission (the "SEC") which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 17, 2028.
On March 6, 2026, we entered into a 364-day committed credit facility agreement with a syndicate of banks, which provides for up to $1 billion of borrowings, with an option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 5, 2027, with an option to extend the maturity date an additional 364 days. This facility replaced the prior $1 billion 364-day credit facility agreement entered into on March 7, 2025, which matured on March 6, 2026. Refer to Note 5 — Short-Term Borrowings and Credit Lines for additional information.

2026 FORM 10-K 45

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
We currently have long-term debt ratings of A+ and A2 from S&P Global Ratings and Moody's Ratings, respectively. As it relates to our committed credit facilities entered into on March 6, 2026 and March 7, 2025, if our long-term debt ratings were to decline, the facility fees and interest rates may increase. Conversely, if our long-term debt ratings were to improve, the facility fees and interest rates may decrease. Refer to Note 5 — Short-Term Borrowings and Credit Lines for additional information. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facilities. Under these facilities, we have agreed to various covenants. These covenants include limits on the disposal of assets and the amount of debt secured by liens we may incur. In the event we were to have any borrowings outstanding under these facilities, failed to meet any covenant and were unable to obtain a waiver from a majority of the banks in the applicable syndicate, any borrowings would become immediately due and payable. As of May 31, 2026, we were in full compliance with each of these covenants, and we believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $3 billion commercial paper program. As of and for the fiscal years ended May 31, 2026 and 2025, we did not have any borrowings outstanding under our $3 billion program. We may issue commercial paper or other debt securities depending on general corporate needs.
To date, we have not experienced difficulty accessing the capital or credit markets; however, future volatility may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of May 31, 2026, we had Cash and equivalents and Short-term investments totaling $9.0 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of May 31, 2026, the weighted-average days to maturity of our cash equivalents and short-term investments portfolio was 103 days.
We believe that existing Cash and equivalents, Short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs for the next twelve months and beyond.
Our material cash requirements as of May 31, 2026, were as follows:
•Debt Obligations — Refer to Note 5 — Short-Term Borrowings and Credit Lines and Note 6 — Long-Term Debt in the accompanying Notes to the Consolidated Financial Statements for additional information.
•Operating Leases — Refer to Note 17 — Leases in the accompanying Notes to the Consolidated Financial Statements for additional information.
•Endorsement Contracts — As of May 31, 2026, we had endorsement contract obligations, including associated marketing commitments, of approximately $15.5 billion, with approximately $1.7 billion payable within 12 months, primarily representing approximate amounts of base compensation and minimum guaranteed royalty fees we are obligated to pay athlete, public figure, sport team and league endorsers of our products. Actual payments under some contracts may be higher than these amounts as these contracts provide for bonuses to be paid to the endorsers based upon athletic achievements and/or royalties on product sales in future periods. Actual payments under some contracts may also be lower as these contracts include provisions for reduced payments if athletic performance declines in future periods. In addition to the cash payments, we are obligated to furnish our endorsers with NIKE product for their use. It is not possible to determine how much we will spend on this product on an annual basis as the amount of product provided to the endorsers will depend on many factors and the contracts generally do not stipulate a minimum amount of cash to be spent on the product.
•Product Purchase Obligations — As of May 31, 2026, we had product purchase obligations of approximately $4.9 billion, with approximately $4.7 billion payable within the next 12 months. Product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and specify all significant terms. We generally order product at least four to five months in advance of sale based primarily on advanced orders received from external wholesale customers and internal orders from our direct to consumer operations. In some cases, prices are subject to change throughout the production process.
•Other Purchase Obligations — As of May 31, 2026, we had other purchase obligations of approximately $2.4 billion, with approximately $1.6 billion payable within the next 12 months. Other purchase obligations primarily include technology investments, external service and marketing commitments made in the ordinary course of business. The
2026 FORM 10-K 46

amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, and may include open purchase orders for non-product purchases.
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
In connection with various contracts and agreements, we routinely provide indemnification relating to the enforceability of intellectual property rights, coverage for legal issues that arise and other items where we are acting as the guarantor. As of May 31, 2026, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current and future financial condition, results of operations, liquidity, capital expenditures or capital resources. Refer to Note 16 — Commitments and Contingencies in the accompanying Notes to the Consolidated Financial Statements for additional information related to our bank guarantees and letters of credit.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 — Summary of Significant Accounting Policies within the accompanying Notes to the Consolidated Financial Statements for recently adopted and issued accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. The accounting estimates described below involve assumptions and judgments with a significant level of uncertainty that we believe have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting estimates. Management has reviewed and discussed these critical accounting estimates with the Audit & Finance Committee of the Board of Directors.
Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in the preparation of our Consolidated Financial Statements. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. During fiscal 2026, we did not make any material changes to the accounting methodologies used to develop the estimates discussed below.
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
Estimates of discretionary authorized returns, discounts and claims are based on (1) historical rates, (2) specific identification of outstanding returns not yet received from customers and outstanding discounts and claims and (3) estimated returns, discounts and claims expected but not yet finalized with customers based on current marketplace needs. Actual returns, discounts and claims in any future period are inherently uncertain and may differ from estimates recorded. If actual or expected future returns, discounts or claims were significantly different than reserves established, a reduction or increase to Revenues would be recorded in the period in which such determination was made. In fiscal 2026, any variances between actual and expected sales-related reserves were not material to reported Revenues.
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

2026 FORM 10-K 47

Refer to Inventory Valuation within Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for additional information.
HEDGE ACCOUNTING FOR DERIVATIVES
We use derivative contracts to hedge certain anticipated foreign currency and interest rate transactions as well as certain non-functional currency monetary assets and liabilities. When the specific criteria to qualify for hedge accounting have been met, changes in the fair value of contracts hedging probable forecasted future cash flows are recorded in Accumulated other comprehensive income (loss), rather than Net income, until the underlying hedged transaction affects Net income. In most cases, this results in gains and losses on hedge derivatives being released from Accumulated other comprehensive income (loss) into Net income sometime after the maturity of the derivative. One of the criteria for this accounting treatment is that the designated notional value of these derivative contracts should not be in excess of the amount of anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When the amount of anticipated or actual transactions decline below designated hedged levels and it is no longer probable the forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, we reclassify the cumulative change in fair value of the over-hedged portion of the related hedge contract from Accumulated other comprehensive income (loss) to Other (income) expense, net during the quarter in which the decrease occurs. In rare circumstances, the additional period of time may exceed two months due to extenuating circumstances related to the nature of the forecasted transaction that are outside our control or influence.
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
2026 FORM 10-K 48

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
The timing for hedging exposures, as well as the type and duration of the hedge instruments employed, are guided by our hedging policies and determined based upon the nature of the exposure and prevailing market conditions. Typically, the Company may enter into hedge contracts starting 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The majority of derivatives outstanding as of May 31, 2026, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Chinese Yuan/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. Refer to Note 12 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional information.
Our earnings are also exposed to movements in short- and long-term market interest rates. Our objective in managing this interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives, we maintain a mix of commercial paper, bank loans and fixed-rate debt of varying maturities, and have entered into receive-fixed, pay-variable interest rate swaps for a portion of our fixed-rate debt.
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
The estimated maximum one-day loss in fair value on our foreign currency sensitive derivative financial instruments, derived using the VaR model, was $66 million and $107 million as of May 31, 2026 and 2025, respectively. The VaR decreased year-over-year as a result of a decrease in foreign currency volatilities as of May 31, 2026. Such a hypothetical loss in the fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $199 million and $200 million during fiscal 2026 and fiscal 2025, respectively.

2026 FORM 10-K 49

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
Details of third-party debt and interest rate swaps are provided in the table below. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The weighted average variable interest rates for the fixed rate swapped to variable rate swaps reflect the effective interest rates at May 31, 2026.

	EXPECTED MATURITY DATE YEAR ENDING MAY 31,
(Dollars in millions)	2027	2028	2029	2030	2031	THEREAFTER	TOTAL	FAIR VALUE
Interest Rate Risk
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$2,000	$—	$—	$1,500	$—	$4,500	$8,000	$6,805
Average interest rate	2.6%	0.0%	0.0%	2.9%	0.0%	3.5%	3.1%
Interest Rate Swaps — Fixed rate swapped to variable rate
Notional amount	$—	$—	$—	$—	$—	$2,400	$2,400	$(4)
Average fixed interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	3.6%	3.6%
Average variable interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	3.6%	3.6%

2026 FORM 10-K 50

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

2026 FORM 10-K 51

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2026.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the Consolidated Financial Statements and (2) the effectiveness of our internal control over financial reporting as of May 31, 2026, as stated in their report herein.

Elliott Hill	Matthew Friend
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

2026 FORM 10-K 52

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NIKE, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NIKE, Inc. and its subsidiaries (the "Company") as of May 31, 2026 and 2025, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended May 31, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

2026 FORM 10-K 53

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
Accounting for Income Taxes
As described in Notes 1 and 7 to the consolidated financial statements, the Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. As disclosed by management, the determination of the provision for income taxes by management requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Furthermore, as part of determining its provision for income taxes, management evaluates the probability a tax position will be effectively sustained and the appropriateness of the amount recognized for uncertain tax positions based on factors including changes in facts or circumstances, changes in tax law, settled audit issues and new audit activity. The Company recognizes a tax benefit from uncertain tax positions in the consolidated financial statements only when it is more likely than not the position will be sustained upon examination by relevant tax authorities. The majority of the total gross unrecognized tax benefits are long-term in nature and included within deferred income taxes and other liabilities on the consolidated balance sheets. The Company recorded income tax expense of $792 million for the year ended May 31, 2026. As of May 31, 2026, total gross unrecognized tax benefits, excluding related interest and penalties, were $953 million, of which $742 million would affect the Company's effective tax rate if recognized in future periods.
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

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
July 15, 2026
We have served as the Company's auditor since 1974.
2026 FORM 10-K 54

NIKE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED MAY 31,
(In millions, except per share data)	2026	2025	2024
Revenues	$46,398	$46,309	$51,362
Cost of sales	26,487	26,519	28,475
Gross profit	19,911	19,790	22,887
Demand creation expense	4,754	4,689	4,285
Operating overhead expense	11,360	11,399	12,291
Total selling and administrative expense	16,114	16,088	16,576
Interest (income) expense, net	(50)	(107)	(161)
Other (income) expense, net	(53)	(76)	(228)
Income before income taxes	3,900	3,885	6,700
Income tax expense	792	666	1,000
NET INCOME	$3,108	$3,219	$5,700
Earnings per common share:
Basic	$2.10	$2.17	$3.76
Diluted	$2.10	$2.16	$3.73
Weighted average common shares outstanding:
Basic	1,479.8	1,484.9	1,517.6
Diluted	1,481.0	1,487.6	1,529.7
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2026 FORM 10-K 55

NIKE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED MAY 31,
(Dollars in millions)	2026	2025	2024
Net income	$3,108	$3,219	$5,700
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	123	142	(3)
Change in net gains (losses) on cash flow hedges	(6)	(454)	(184)
Change in net gains (losses) on other	—	1	9
Total other comprehensive income (loss), net of tax	117	(311)	(178)
TOTAL COMPREHENSIVE INCOME	$3,225	$2,908	$5,522
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.
2026 FORM 10-K 56

NIKE, INC.
CONSOLIDATED BALANCE SHEETS

	MAY 31,
(In millions)	2026	2025
ASSETS
Current assets:
Cash and equivalents	$7,563	$7,464
Short-term investments	1,464	1,687
Accounts receivable, net	5,931	4,717
Inventories	7,501	7,489
Prepaid expenses and other current assets	2,144	2,005
Total current assets	24,603	23,362
Property, plant and equipment, net	4,796	4,828
Operating lease right-of-use assets, net	2,838	2,712
Identifiable intangible assets, net	259	259
Goodwill	240	240
Deferred income taxes and other assets	5,674	5,178
TOTAL ASSETS	$38,410	$36,579
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,000	$—
Accounts payable	3,600	3,479
Current portion of operating lease liabilities	478	502
Accrued liabilities	6,092	5,916
Income taxes payable	377	669
Total current liabilities	12,547	10,566
Long-term debt	5,942	7,961
Operating lease liabilities	2,613	2,550
Deferred income taxes and other liabilities	2,443	2,289
Commitments and contingencies (Note 16)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 281 and 290 shares outstanding	—	—
Class B — 1,202 and 1,186 shares outstanding	3	3
Capital in excess of stated value	15,158	14,195
Accumulated other comprehensive income (loss)	(141)	(258)
Retained earnings (deficit)	(155)	(727)
Total shareholders' equity	14,865	13,213
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$38,410	$36,579
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2026 FORM 10-K 57

NIKE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED MAY 31,
(Dollars in millions)	2026	2025	2024
Cash provided (used) by operations:
Net income	$3,108	$3,219	$5,700
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	747	775	796
Deferred income taxes	(96)	(288)	(497)
Stock-based compensation	715	709	804
Impairment and other	50	33	48
Net foreign currency adjustments	22	37	(138)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(1,207)	(257)	(329)
(Increase) decrease in inventories	(31)	120	908
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	519	(224)	(260)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(959)	(426)	397
Cash provided (used) by operations	2,868	3,698	7,429
Cash provided (used) by investing activities:
Purchases of short-term investments	(1,316)	(3,234)	(4,767)
Maturities of short-term investments	556	319	2,269
Sales of short-term investments	1,021	3,062	4,219
Additions to property, plant and equipment	(684)	(430)	(812)
Other investing activities	(65)	8	(15)
Cash provided (used) by investing activities	(488)	(275)	894
Cash provided (used) by financing activities:
Repayment of borrowings	—	(1,000)	—
Proceeds from exercise of stock options and other stock issuances	354	551	667
Repurchase of common stock	(146)	(2,985)	(4,250)
Dividends — common and preferred	(2,407)	(2,300)	(2,169)
Other financing activities	(93)	(86)	(136)
Cash provided (used) by financing activities	(2,292)	(5,820)	(5,888)
Effect of exchange rate changes on cash and equivalents	11	1	(16)
Net increase (decrease) in cash and equivalents	99	(2,396)	2,419
Cash and equivalents, beginning of year	7,464	9,860	7,441
CASH AND EQUIVALENTS, END OF YEAR	$7,563	$7,464	$9,860
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$323	$389	$381
Non-cash additions to property, plant and equipment	174	184	160
Dividends declared and not paid	614	593	558
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.
2026 FORM 10-K 58

NIKE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2023	305	$—	1,227	$3	$12,412	$231	$1,358	$14,004
Stock options exercised			7	—	432			432
Conversion to Class B Common Stock	(7)	—	7	—				—
Repurchase of Class B Common Stock			(41)	—	(347)		(3,907)	(4,254)
Dividends on common stock ($1.45 per share) and preferred stock ($0.10 per share)							(2,203)	(2,203)
Issuance of shares to employees, net of shares withheld for employee taxes			5	—	108		17	125
Stock-based compensation					804			804
Net income							5,700	5,700
Other comprehensive income (loss)						(178)		(178)
Balance at May 31, 2024	298	$—	1,205	$3	$13,409	$53	$965	$14,430
Stock options exercised			6	—	315			315
Conversion to Class B Common Stock	(8)	—	8	—				—
Repurchase of Class B Common Stock			(38)	—	(342)		(2,613)	(2,955)
Dividends on common stock ($1.57 per share) and preferred stock ($0.10 per share)							(2,337)	(2,337)
Issuance of shares to employees, net of shares withheld for employee taxes			5	—	104		39	143
Stock-based compensation					709			709
Net income							3,219	3,219
Other comprehensive income (loss)						(311)		(311)
Balance at May 31, 2025	290	$—	1,186	$3	$14,195	$(258)	$(727)	$13,213
Stock options exercised			3	—	155			155
Conversion to Class B Common Stock	(9)	—	9	—				—
Repurchase of Class B Common Stock			(2)	—	(17)		(106)	(123)
Dividends on common stock ($1.63 per share) and preferred stock ($0.10 per share)							(2,430)	(2,430)
Issuance of shares to employees, net of shares withheld for employee taxes			6	—	110			110
Stock-based compensation					715			715
Net income							3,108	3,108
Other comprehensive income (loss)						117		117
Balance at May 31, 2026	281	$—	1,202	$3	$15,158	$(141)	$(155)	$14,865
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

2026 FORM 10-K 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2026 FORM 10-K 60

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
NIKE, Inc. is a worldwide leader in the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE, Inc. portfolio brands include the NIKE Brand, Jordan Brand and Converse. The NIKE Brand is focused on performance athletic footwear, apparel, equipment, accessories and services, amplified with sport-inspired lifestyle products carrying the Swoosh trademark, as well as other NIKE Brand trademarks. The Jordan Brand is focused on athletic and casual footwear, apparel and accessories using the Jumpman trademark. Sales and operating results of Jordan Brand products are reported within the respective NIKE Brand geographic operating segments. Converse designs, distributes, licenses and sells casual sneakers, apparel and accessories under the Converse, Chuck Taylor, All Star, One Star, Star Chevron and Jack Purcell trademarks. In some markets outside the U.S., these trademarks are licensed to third parties who design, distribute, market and sell similar products. Operating results of the Converse brand are reported on a stand-alone basis.
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
RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on the previously reported Consolidated Financial Statements.
CHANGES IN LAWS AND REGULATIONS
On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the U.S. were unauthorized. During the fourth quarter of fiscal 2026, the Company deemed recovery of those tariffs to be probable. Accordingly, the Company recognized a benefit of $986 million in Cost of sales within the Consolidated Statements of Income for the recovery of IEEPA tariffs paid, for which $965 million and $21 million of the benefit was classified within North America and Converse, respectively, largely offsetting the impact of the IEEPA tariffs recognized during fiscal 2026. As of May 31, 2026, the Company received $302 million and recorded $684 million of outstanding IEEPA tariff receivables reflected within Accounts receivable, net on the Consolidated Balance Sheets. Subsequent to May 31, 2026, the Company received substantially all of the remaining IEEPA tariff receivable.
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

2026 FORM 10-K 61

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
Estimates of discretionary authorized returns, discounts and claims are based on (1) historical rates, (2) specific identification of outstanding returns not yet received from customers and outstanding discounts and claims and (3) estimated returns, discounts and claims expected but not yet finalized with customers. Actual returns, discounts and claims in any future period are inherently uncertain and thus may differ from estimates recorded. If actual or expected future returns, discounts or claims are significantly greater or lower than the reserves established, a reduction or increase to Revenues is recorded in the period in which such determination is made.
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
Certain contracts provide for royalty payments to endorsers based upon a predetermined percentage of sales of particular products, which the Company records in Cost of sales as the related sales occur. For contracts containing minimum guaranteed royalty payments, the Company records the amount of any guaranteed payment in excess of that earned through sales of product within Demand creation expense.
2026 FORM 10-K 62

Through cooperative advertising programs, the Company reimburses its wholesale customers for certain costs of advertising the Company's products. To the extent the Company receives a distinct good or service in exchange for consideration paid to the customer that does not exceed the fair value of that good or service, the amounts reimbursed are recorded in Demand creation expense.
Total Demand creation expense was $4,754 million, $4,689 million and $4,285 million for the years ended May 31, 2026, 2025 and 2024, respectively. Prepaid demand creation expenses totaled $1,438 million and $1,333 million at May 31, 2026 and 2025, respectively, of which $583 million and $498 million, respectively, were recorded in Prepaid expenses and other current assets, and $855 million and $835 million, respectively, were recorded in Deferred income taxes and other assets.
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
SHORT-TERM INVESTMENTS
Short-term investments consist of highly liquid investments with maturities over three months at the date of purchase and are classified as available-for-sale debt securities. These securities are recorded at fair value, with unrealized gains and losses reported, net of tax, in Accumulated other comprehensive income (loss), unless such losses are determined to be unrecoverable. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale debt securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and, therefore, classifies all securities with maturity dates beyond three months at the date of purchase as current assets within Short-term investments on the Consolidated Balance Sheets.
Refer to Note 4 — Fair Value Measurements for additional information on the Company's Short-term investments.
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
If the net realizable value of inventory is estimated to be less than the cost of the inventory, a reserve is recorded equal to the difference between the cost of the inventory and the estimated net realizable value. This reserve is recorded as a charge to Cost of sales. As of May 31, 2026, the Company's inventory reserve was $213 million compared to $233 million as of May 31, 2025.
PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION
Property, plant and equipment are recorded at cost. Depreciation is determined on a straight-line basis for land improvements, buildings and leasehold improvements over 2 to 40 years and for machinery and equipment over 2 to 15 years.
Depreciation of assets used in warehousing and product distribution is recorded in Cost of sales. Depreciation of all other assets is recorded in Operating overhead expense.

2026 FORM 10-K 63

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
There were no accumulated impairment losses as of May 31, 2026 and 2025.
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
2026 FORM 10-K 64

FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale debt securities. Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. The Company uses a three-level hierarchy that prioritizes fair value measurements based on the types of inputs used, as follows:
•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs with little or no market data available, which require the Company to develop its own assumptions.
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

2026 FORM 10-K 65

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation by estimating the fair value, net of estimated forfeitures, of equity awards and recognizing the related expense as Cost of sales or Operating overhead expense, as applicable, in the Consolidated Statements of Income on a straight-line basis over the vesting period. Substantially all awards vest ratably over four years of continued employment, with stock options expiring 10 years from the date of grant. Substantially all performance-based restricted stock units vest based on the Company's achievement of certain performance criteria throughout the three-year performance period and continued employment through the vesting date. The fair value of options, stock appreciation rights and employees' purchase rights under the employee stock purchase plans ("ESPPs") is determined using the Black-Scholes option pricing model. The fair value of restricted stock and time-vesting restricted stock units is established by the market price on the date of grant. The fair value of performance-based restricted stock units is estimated as of the grant date using a Monte Carlo simulation.
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
Refer to Note 7 — Income Taxes for additional information.
EARNINGS PER SHARE
Basic earnings per common share is calculated by dividing Net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and awards.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted this ASU in fiscal 2026 and the related disclosures are included in Note 7 — Income Taxes. The amendments were effective for the Company's annual periods beginning June 1, 2025 and have been applied prospectively.
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
2026 FORM 10-K 66

NOTE 2 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net included the following:

	MAY 31,
(Dollars in millions)	2026	2025
Land and improvements	$333	$334
Buildings	3,589	3,510
Machinery and equipment	3,027	2,954
Internal-use software	1,832	1,693
Leasehold improvements	2,114	2,037
Construction in process	427	404
Total property, plant and equipment, gross	11,322	10,932
Less accumulated depreciation and amortization	6,526	6,104
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,796	$4,828

NOTE 3 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	MAY 31,
(Dollars in millions)	2026	2025
Sales-related reserves	$1,589	$1,834
Compensation and benefits, excluding taxes	1,569	1,245
Dividends payable	618	598
Other	2,316	2,239
TOTAL ACCRUED LIABILITIES	$6,092	$5,916

2026 FORM 10-K 67

NOTE 4 — FAIR VALUE MEASUREMENTS
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of May 31, 2026 and 2025, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	MAY 31, 2026
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,719	$1,719	$—
Level 1:
U.S. Treasury securities	769	2	767
Level 2:
Commercial paper and bonds	690	13	677
Money market funds	5,601	5,601	—
Time deposits	228	228	—
U.S. Agency securities	20	—	20
Total Level 2	6,539	5,842	697
TOTAL	$9,027	$7,563	$1,464

	MAY 31, 2025
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,221	$1,221	$—
Level 1:
U.S. Treasury securities	1,046	—	1,046
Level 2:
Commercial paper and bonds	675	45	630
Money market funds	5,902	5,902	—
Time deposits	297	295	2
U.S. Agency securities	10	1	9
Total Level 2	6,884	6,243	641
TOTAL	$9,151	$7,464	$1,687
As of May 31, 2026, the Company held $590 million of available-for-sale debt securities with maturity dates within one year and $874 million with maturity dates over one year and less than five years in Short-term investments on the Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest (income) expense, net was interest income related to the Company's investment portfolio of $278 million, $404 million and $430 million for the years ended May 31, 2026, 2025 and 2024, respectively.
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
The following tables present information about the Company's derivative assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:
2026 FORM 10-K 68

	MAY 31, 2026
	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
(Dollars in millions)	ASSETS AT FAIR VALUE	OTHER CURRENT ASSETS	OTHER LONG-TERM ASSETS	LIABILITIES AT FAIR VALUE	ACCRUED LIABILITIES	OTHER LONG-TERM LIABILITIES
Level 2:
Foreign exchange forwards and options(1)	$184	$140	$44	$333	$271	$62
Interest rate swaps(1)	6	—	6	10	—	10
TOTAL	$190	$140	$50	$343	$271	$72
(1)If the foreign exchange and interest rate swap derivative instruments had been netted on the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $175 million as of May 31, 2026. As of that date, the Company posted $119 million cash collateral to various counterparties on the derivative liability balance and no amount of collateral was received from counterparties on the derivative asset balance.

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

NOTE 5 — SHORT-TERM BORROWINGS AND CREDIT LINES
On March 6, 2026, the Company entered into a 364-day committed credit facility agreement with a syndicate of banks, which provides for up to $1 billion of borrowings, with an option to increase borrowings up to $1.5 billion in total with lender approval. The facility matures on March 5, 2027, with an option to extend the maturity date an additional 364 days. This facility replaced the prior $1 billion 364-day credit facility agreement entered into on March 7, 2025, which matured on March 6, 2026. Based on the Company's current long-term senior unsecured debt ratings of A+ and A2 from S&P Global Ratings and Moody's Ratings, respectively, the interest rate charged on any outstanding borrowings would be the prevailing Term Secured Overnight Financing Rate ("Term SOFR") for the applicable interest period plus 0.625%. The facility fee is 0.03% of the total undrawn commitment.
On March 7, 2025, the Company entered into a five-year committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings, with the option to increase borrowings up to $3 billion in total with lender approval. The facility matures on March 7, 2030, with options to extend the maturity date up to an additional two years. Based on the Company's current long-term senior unsecured debt ratings of A+ and A2 from S&P Global Ratings and Moody's Ratings, respectively, the interest rate charged on any outstanding borrowings would be the prevailing Term SOFR for the applicable interest period plus 0.725%. The facility fee is 0.05% of the total undrawn commitment.
As of and for the periods ended May 31, 2026 and 2025, no amounts were outstanding under any of the Company's committed credit facilities.

2026 FORM 10-K 69

NOTE 6 — LONG-TERM DEBT
Long-term debt, net of unamortized premiums, discounts, debt issuance costs, and interest rate swap fair value adjustments comprises the following:

				BOOK VALUE OUTSTANDING AS OF MAY 31,
Scheduled Maturity (Dollars in millions)	ORIGINAL PRINCIPAL	INTEREST RATE	INTEREST PAYMENTS	2026	2025
Corporate Term Debt:(1)(2)
November 1, 2026	1,000	2.38%	Semi-Annually	1,000	999
March 27, 2027	1,000	2.75%	Semi-Annually	1,000	999
March 27, 2030	1,500	2.85%	Semi-Annually	1,495	1,495
March 27, 2040(3)	1,000	3.25%	Semi-Annually	986	993
May 1, 2043(3)	500	3.63%	Semi-Annually	497	502
November 1, 2045(3)	1,000	3.88%	Semi-Annually	987	997
November 1, 2046	500	3.38%	Semi-Annually	493	493
March 27, 2050	1,500	3.38%	Semi-Annually	1,484	1,483
Total				7,942	7,961
Less Current portion of long-term debt				2,000	—
TOTAL LONG-TERM DEBT				$5,942	$7,961
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
(3)The Company entered into interest rate swap agreements pursuant to which the Company receives fixed interest payments at the same rate as the term debt and pays variable interest payments based on SOFR plus a fixed spread. At May 31, 2026, the notional amount outstanding of these swaps was $2.4 billion and had interest rates payable that ranged from 2.9% to 3.8%. These swaps mature during fiscal 2034 and 2035.
The scheduled maturity of long-term debt in each of the years ending May 31, 2027 through 2031 is $2 billion, $0 billion, $0 billion, $1.5 billion and $0 billion, respectively, at face value.
The Company's long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts, debt issuance costs, and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's long-term debt, including the current portion but excluding interest rate swap fair value adjustments, was approximately $6.8 billion and $6.7 billion as of May 31, 2026 and 2025, respectively.
2026 FORM 10-K 70

NOTE 7 — INCOME TAXES
Income before income taxes is as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2026	2025	2024
Income before income taxes:
United States	$2,680	$3,220	$5,588
Foreign	1,220	665	1,112
TOTAL INCOME BEFORE INCOME TAXES	$3,900	$3,885	$6,700
The provision for income taxes is as follows:

	YEAR ENDED MAY 31,
(Dollars in millions)	2026	2025	2024
Current:
United States
Federal	$443	$358	$782
State	100	121	201
Foreign	345	475	514
Total Current	888	954	1,497
Deferred:
United States
Federal	(262)	(135)	(422)
State	10	(12)	(61)
Foreign	156	(141)	(14)
Total Deferred	(96)	(288)	(497)
TOTAL INCOME TAX EXPENSE	$792	$666	$1,000

2026 FORM 10-K 71

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis beginning with fiscal 2026. The following table presents a reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate pursuant to ASU 2023-09:

(Dollars in millions)	YEAR ENDED MAY 31, 2026
U.S. federal statutory tax rate	$819	21.0%
State and local income taxes, net of federal income tax effects(1)	94	2.4%
Foreign tax effects
China
Withholding taxes	83	2.1%
Other	13	0.3%
Mexico	59	1.5%
Other foreign jurisdictions	107	2.7%
Effect of cross-border tax laws
Foreign-derived intangible income benefit	(113)	-2.9%
Current Subpart F income	179	4.6%
Deferred Subpart F income, including foreign tax credits	(120)	-3.1%
Foreign tax credits	(353)	-9.1%
Other	11	0.3%
Tax credits
Research and development tax credits	(65)	-1.7%
Other credits	(1)	—%
Nontaxable or nondeductible items
Stock-based compensation	44	1.1%
Other	(28)	-0.7%
Changes in unrecognized tax benefits	52	1.3%
Other adjustments	11	0.3%
EFFECTIVE INCOME TAX RATE	$792	20.3%
(1)The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Pennsylvania, New York, California, New York City and Georgia for fiscal 2026.
The following table presents the required disclosures prior to the Company's adoption of ASU 2023-09 and reconciles the U.S. statutory federal income tax rate to the effective income tax rate as follows:

	YEAR ENDED MAY 31,
	2025	2024
Federal income tax rate	21.0%	21.0%
State taxes, net of federal benefit	2.0%	1.4%
Foreign earnings	1.1%	-2.5%
U.S. tax regulations - foreign currency losses	-3.4%	0.0%
Foreign-derived intangible income benefit	-5.3%	-4.8%
Stock-based compensation	1.5%	-0.5%
Income tax audits and contingency reserves	2.7%	1.8%
U.S. research and development tax credit	-2.1%	-2.1%
Other, net	-0.4%	0.6%
EFFECTIVE INCOME TAX RATE	17.1%	14.9%
The increase in the Company's effective tax rate for fiscal 2026 compared to fiscal 2025 was primarily due to a one-time, non-cash deferred tax benefit recognized in the third quarter of fiscal 2025 provided by finalized U.S. tax regulations. On December 10, 2024, the U.S. Department of Treasury published final regulations related to Internal Revenue Code ("IRC") Section 987 foreign currency gains and losses derived from translation of the operations, assets and liabilities of non-U.S. qualified business units. These regulations required a pre-transition foreign currency gain or loss to be included in the determination of future taxable income or loss. During the third quarter of fiscal 2025, the Company recognized a non-cash deferred income tax benefit of $133 million related to pre-transition foreign currency losses expected to reduce taxable income in future periods.
2026 FORM 10-K 72

The increase in the Company's effective tax rate for fiscal 2025 compared to fiscal 2024 was primarily due to changes in the Company's earnings mix, decreased benefits from stock-based compensation and one-time benefits recognized in fiscal 2024, including the impact of temporary relief provided by the Internal Revenue Service ("IRS") relating to U.S. foreign tax credit regulations. These impacts were partially offset by a one-time, non-cash deferred tax benefit recognized in the third quarter of fiscal 2025 provided by U.S. tax regulations related to IRC Section 987 foreign currency gains and losses.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions were effective for the Company beginning June 1, 2025. These tax law changes did not have a material impact on the Company's Consolidated Financial Statements for fiscal 2026.
Deferred income tax assets and liabilities comprise the following as of:

	MAY 31,
(Dollars in millions)	2026	2025
Deferred tax assets:
Inventories	$90	$98
Sales return reserves	175	205
Deferred compensation	449	387
Stock-based compensation	313	285
Reserves and accrued liabilities	70	143
Operating lease liabilities	427	458
Intangibles	198	217
Capitalized research and development expenditures	996	923
Net operating loss carry-forwards	96	75
Subpart F deferred tax	421	315
Other	267	212
Total deferred tax assets	3,502	3,318
Valuation allowance	(192)	(51)
Total deferred tax assets after valuation allowance	3,310	3,267
Deferred tax liabilities:
Foreign withholding tax on undistributed earnings of foreign subsidiaries	(129)	(119)
Property, plant and equipment	(231)	(225)
Right-of-use assets	(343)	(377)
Other	(14)	(4)
Total deferred tax liabilities	(717)	(725)
NET DEFERRED TAX ASSET(1)	$2,593	$2,542
(1)Of the total $2,593 million net deferred tax asset for the period ended May 31, 2026, $2,731 million was included within Deferred income taxes and other assets and $(138) million was included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets. Of the total $2,542 million net deferred tax asset for the period ended May 31, 2025, $2,668 million was included within Deferred income taxes and other assets and $(126) million was included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
Deferred tax assets as of May 31, 2026 and 2025, were reduced by a valuation allowance provided for U.S. federal capital loss carryforwards and other tax attributes, certain state deferred tax assets, and other tax benefits generated by certain foreign entities with operating losses. The total valuation allowance increased to $192 million as of May 31, 2026 from $51 million as of May 31, 2025 as a result of valuation allowances established on certain foreign net operating loss carryforwards, specific state deferred tax assets, and an increase in the U.S. federal capital loss carryforward, which is subject to a full valuation allowance.
The Company has available tax-effected state and foreign loss carry-forwards of $96 million as of May 31, 2026. If not utilized, $89 million of tax-effected losses will expire in the periods between fiscal 2028 and 2045. Approximately $7 million of tax-effected losses do not expire.

2026 FORM 10-K 73

The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits as of:

	MAY 31,
(Dollars in millions)	2026	2025	2024
Unrecognized tax benefits, beginning of the period	$1,026	$990	$936
Gross increases related to prior period tax positions	14	11	35
Gross decreases related to prior period tax positions	(17)	(10)	(13)
Gross increases related to current period tax positions	52	81	77
Settlements	(112)	(5)	(22)
Lapse of statute of limitations	(20)	(45)	(24)
Changes due to currency translation	10	4	1
UNRECOGNIZED TAX BENEFITS, END OF THE PERIOD	$953	$1,026	$990
As of May 31, 2026, total gross unrecognized tax benefits, excluding related interest and penalties, were $953 million, of which $742 million would affect the Company's effective tax rate if recognized in future periods. The majority of the total gross unrecognized tax benefits were long-term in nature and were included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
The Company recognizes interest and penalties related to income tax matters in Income tax expense. As of May 31, 2026 and 2025, accrued interest and penalties related to uncertain tax positions were $438 million and $376 million, respectively (excluding federal benefit) and were included within Deferred income taxes and other liabilities on the Consolidated Balance Sheets.
The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. The Company is currently under audit by the U.S. IRS for fiscal years 2017 through 2023. The Company has closed all U.S. federal income tax matters through fiscal 2016, with the exception of certain transfer pricing adjustments. In certain major foreign jurisdictions, tax years after 2015 remain subject to examination.
Although the timing and outcome of resolution of the U.S. federal income tax audit for fiscal years 2017 through 2019 is uncertain, the Company estimates total gross unrecognized tax benefits could decrease by up to $184 million as a result of the expected resolution with the IRS of certain previously agreed U.S. federal income tax matters related to transfer pricing adjustments, research and development credits and other items. The Company will continue to monitor developments of its U.S. federal income tax audit for fiscal years 2017 through 2019.
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
A portion of the Company's foreign operations benefit from a tax holiday, which is set to expire in 2031. This tax holiday may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The tax benefit attributable to this tax holiday, before taking into consideration other U.S. indirect tax provisions, was $254 million, $271 million and $338 million for the fiscal years ended May 31, 2026, 2025 and 2024, respectively. The benefit of the tax holiday on diluted earnings per common share, before taking into consideration other U.S. indirect tax provisions, was $0.17, $0.18 and $0.22 for fiscal 2026, 2025 and 2024, respectively.
2026 FORM 10-K 74

A summary of cash paid for income taxes (net of refunds received) in fiscal 2026 pursuant to ASU 2023-09 is as follows:

YEAR ENDED MAY 31,
(Dollars in millions)	2026
Federal(1)	$642
State	126
Foreign	502
China	85
Mexico	82
Netherlands	77
Other	258
TOTAL CASH PAID FOR INCOME TAXES	$1,270
(1)Of the $642 million cash paid for U.S. federal income taxes, $268 million related to the final installment of transition tax on deemed repatriation of undistributed earnings of foreign subsidiaries related to the Tax Cuts and Jobs Act and $260 million related to estimated payments for the expected resolution with the IRS of certain U.S. federal income tax matters for fiscal years 2017 through 2019.
Cash paid for income taxes (net of refunds received) was $1,226 million and $1,299 million in fiscal 2025 and 2024, respectively.

NOTE 8 — REDEEMABLE PREFERRED STOCK
Sojitz America is the sole owner of the Company's authorized redeemable preferred stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31, and no dividends may be declared or paid on the common stock of the Company unless dividends on the redeemable preferred stock have been declared and paid in full. There have been no changes in the redeemable preferred stock in the fiscal years ended May 31, 2026, 2025 and 2024. As the holder of the redeemable preferred stock, Sojitz America does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries; on merger, consolidation, liquidation or dissolution of the Company; or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States. The redeemable preferred stock has been fully issued to Sojitz America and is not blank check preferred stock. The Company's articles of incorporation do not permit the issuance of additional preferred stock.

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

2026 FORM 10-K 75

The following table summarizes the Company's total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	YEAR ENDED MAY 31,
(Dollars in millions)	2026	2025	2024
Stock options	$278	$292	$336
ESPPs	58	69	69
Restricted stock and restricted stock units	379	348	399
TOTAL STOCK-BASED COMPENSATION EXPENSE	$715	$709	$804
STOCK OPTIONS
The weighted average fair value per share of stock options granted during the fiscal years ended May 31, 2026, 2025 and 2024, computed as of the grant date using the Black-Scholes pricing model, was $24.10, $25.90 and $32.78, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	YEAR ENDED MAY 31,
	2026	2025	2024
Dividend yield	2.2%	1.6%	1.2%
Expected volatility	33.1%	31.1%	29.3%
Weighted average expected life (in years)	6.3	6.0	5.8
Risk-free interest rate	3.8%	3.8%	4.3%
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
The following summarizes the stock option transactions under the plan discussed above:

	SHARES(1)	WEIGHTED AVERAGE OPTION PRICE
	(In millions)
Options outstanding as of May 31, 2025	75.1	$97.99
Exercised	(2.7)	57.18
Expired or forfeited	(6.7)	97.96
Granted	11.1	77.30
Options outstanding as of May 31, 2026	76.8	$96.44
(1)Includes stock appreciation rights transactions.
Options exercisable as of May 31, 2026 were 52.8 million and had a weighted average option price of $101.19 per share and no aggregate intrinsic value for options outstanding and exercisable. The total intrinsic value of the options exercised during the years ended May 31, 2026, 2025 and 2024 was $33 million, $120 million and $305 million, respectively. The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the options. The weighted average contractual life remaining for options outstanding and options exercisable as of May 31, 2026 was 5.1 years and 3.7 years, respectively. As of May 31, 2026, the Company had $336 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.4 years.
2026 FORM 10-K 76

EMPLOYEE STOCK PURCHASE PLANS
In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under ESPPs. Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Employees purchased 4.0 million, 3.6 million and 3.1 million shares during each of the fiscal years ended May 31, 2026, 2025 and 2024, respectively.
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
The following summarizes the restricted stock and restricted stock units transactions under the plan discussed above:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
	(In millions)
Nonvested as of May 31, 2025	10.7	$94.29
Vested	(3.4)	97.83
Forfeited	(1.8)	85.44
Granted	7.0	74.45
Nonvested as of May 31, 2026	12.5	$81.20
The weighted average fair value per share of restricted stock and restricted stock units granted for the fiscal years ended May 31, 2026, 2025 and 2024, computed as of the grant date, was $74.45, $82.32 and $103.13, respectively. During the fiscal years ended May 31, 2026, 2025 and 2024, the aggregate fair value of vested restricted stock and restricted stock units was $229 million, $221 million and $340 million, respectively, computed as of the date of vesting.
As of May 31, 2026, the Company had $651 million of unrecognized compensation costs from restricted stock and restricted stock units, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.5 years.

NOTE 10 — EARNINGS PER SHARE
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share exclude restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an estimated additional 81.8 million, 75.5 million and 41.0 million shares of common stock outstanding for the fiscal years ended May 31, 2026, 2025 and 2024, respectively, because the awards were assumed to be anti-dilutive.

	YEAR ENDED MAY 31,
(In millions, except per share data)	2026	2025	2024
Net income available to common stockholders	$3,108	$3,219	$5,700
Determination of shares:
Weighted average common shares outstanding	1,479.8	1,484.9	1,517.6
Assumed conversion of dilutive stock options and awards	1.2	2.7	12.1
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,481.0	1,487.6	1,529.7
Earnings per common share:
Basic	$2.10	$2.17	$3.76
Diluted	$2.10	$2.16	$3.73

2026 FORM 10-K 77

NOTE 11 — BENEFIT PLANS
The Company has a qualified 401(k) Savings and Profit Sharing Plan, in which all U.S. employees are able to participate. The Company matches a portion of employee contributions to the savings plan. Company contributions to the savings plan were $139 million, $151 million and $153 million and included in Cost of sales or Operating overhead expense, as applicable, for the fiscal years ended May 31, 2026, 2025 and 2024, respectively.
The Company allows certain highly compensated employees and non-employee directors of the Company to defer compensation under a nonqualified deferred compensation plan. A rabbi trust was established to fund the Company's nonqualified deferred compensation plan obligation. The assets in the rabbi trust of approximately $1,347 million and $1,123 million as of May 31, 2026 and 2025, respectively, primarily consist of company owned life insurance policies recorded at their cash surrender value and are classified in Deferred income taxes and other assets on the Consolidated Balance Sheets. Deferred compensation plan liabilities were $1,253 million and $1,102 million as of May 31, 2026 and 2025, respectively, and are primarily classified in Deferred income taxes and other liabilities on the Consolidated Balance Sheets.

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
The majority of derivatives outstanding as of May 31, 2026, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Chinese Yuan/U.S. Dollar, British Pound/Euro, and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following tables present the fair values of derivative instruments included within the Consolidated Balance Sheets:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	MAY 31,
(Dollars in millions)		2026	2025
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$111	$75
Foreign exchange forwards and options	Deferred income taxes and other assets	44	22
Interest rate swaps	Deferred income taxes and other assets	6	24
Total derivatives formally designated as hedging instruments		161	121
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	29	10
Total derivatives not designated as hedging instruments		29	10
TOTAL DERIVATIVE ASSETS		$190	$131

2026 FORM 10-K 78

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	MAY 31,
(Dollars in millions)		2026	2025
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$253	$216
Foreign exchange forwards and options	Deferred income taxes and other liabilities	62	142
Interest rate swaps	Deferred income taxes and other liabilities	10	3
Total derivatives formally designated as hedging instruments		325	361
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	18	10
Total derivatives not designated as hedging instruments		18	10
TOTAL DERIVATIVE LIABILITIES		$343	$371
The following tables present the amounts affecting the Consolidated Statements of Income for the years ended May 31, 2026, 2025 and 2024:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES(1)			AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME(1)
	YEAR ENDED MAY 31,			LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	YEAR ENDED MAY 31,
	2026	2025	2024		2026	2025	2024
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$9	$(67)	$(66)	Revenues	$—	$(93)	$(24)
Foreign exchange forwards and options	(51)	(55)	231	Cost of sales	20	295	294
Foreign exchange forwards and options	—	1	3	Demand creation expense	1	1	2
Foreign exchange forwards and options	(14)	(6)	102	Other (income) expense, net	(68)	145	204
Interest rate swaps(2)	—	—	—	Interest (income) expense, net	(6)	(8)	(8)
TOTAL DESIGNATED CASH FLOW HEDGES	$(56)	$(127)	$270		$(53)	$340	$468
(1)For the fiscal years ended May 31, 2026, 2025 and 2024, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.
(2)Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income (loss), will be released through Interest (income) expense, net over the term of the issued debt.

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES			LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	YEAR ENDED MAY 31,
(Dollars in millions)	2026	2025	2024
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options and embedded derivatives	$(35)	$2	$24	Other (income) expense, net

2026 FORM 10-K 79

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
The Company's policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $16.4 billion and $18.4 billion as of May 31, 2026 and 2025, respectively.
As of May 31, 2026, approximately $149 million of deferred net losses (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of May 31, 2026, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 35 months.
FAIR VALUE HEDGES
The Company is exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps which are designated as fair value hedges of the related long-term debt. Changes in the fair values of the interest rate swaps are recorded in Long-term debt or Current portion of long-term debt. The total notional amount of outstanding interest rate swaps designated as fair value hedges was $2.4 billion as of May 31, 2026 and 2025.
UNDESIGNATED DERIVATIVE INSTRUMENTS
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Consolidated Balance Sheets. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the remeasurement gain or loss from the hedged balance sheet position. The total notional amount of outstanding undesignated derivative instruments was $5.0 billion and $4.0 billion as of May 31, 2026 and 2025, respectively.
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
2026 FORM 10-K 80

The Company's derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties' creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company's bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the fair value of outstanding derivatives per counterparty. For certain counterparties, collateral would only be posted for the fair value of outstanding derivatives per counterparty greater than $50 million. Additionally, for those counterparties, a certain level of decline in credit rating of either the Company or the counterparty could trigger collateral requirements. As of May 31, 2026, the Company was in compliance with all credit risk-related contingent features. The Company considers the impact of the risk of counterparty default to be immaterial.
For additional information related to the Company's derivative financial instruments and collateral, refer to Note 4 — Fair Value Measurements.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2025	$(114)	$(207)	$115	$(52)	$(258)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications	123	(39)	—	2	86
Reclassifications to net income of previously deferred (gains) losses(2)	—	33	—	(2)	31
Total other comprehensive income (loss)	123	(6)	—	—	117
Balance at May 31, 2026	$9	$(213)	$115	$(52)	$(141)
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

2026 FORM 10-K 81

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
For additional information related to the Company's cash flow hedges, refer to Note 12 — Risk Management and Derivatives.
2026 FORM 10-K 82

NOTE 14 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues disaggregated by reportable operating segment, major product line and distribution channel:

	YEAR ENDED MAY 31, 2026
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$13,317	$7,643	$4,188	$4,377	$—	$29,525	$1,013	$—	$30,538
Apparel	6,075	4,210	1,535	1,629	—	13,449	48	—	13,497
Equipment	1,119	719	124	237	—	2,199	21	—	2,220
Other	—	—	—	—	49	49	92	2	143
TOTAL REVENUES	$20,511	$12,572	$5,847	$6,243	$49	$45,222	$1,174	$2	$46,398
Revenues by:
Sales to Wholesale Customers	$11,958	$8,461	$3,255	$3,779	$—	$27,453	$605	$—	$28,058
Sales through Direct to Consumer	8,553	4,111	2,592	2,464	—	17,720	477	—	18,197
Other	—	—	—	—	49	49	92	2	143
TOTAL REVENUES	$20,511	$12,572	$5,847	$6,243	$49	$45,222	$1,174	$2	$46,398

	YEAR ENDED MAY 31, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$12,684	$7,569	$4,805	$4,452	$—	$29,510	$1,457	$—	$30,967
Apparel	5,837	3,971	1,616	1,541	—	12,965	80	—	13,045
Equipment	1,051	717	165	258	—	2,191	32	—	2,223
Other	—	—	—	—	48	48	123	(97)	74
TOTAL REVENUES	$19,572	$12,257	$6,586	$6,251	$48	$44,714	$1,692	$(97)	$46,309
Revenues by:
Sales to Wholesale Customers	$10,484	$8,022	$3,699	$3,678	$—	$25,883	$875	$—	$26,758
Sales through Direct to Consumer	9,088	4,235	2,887	2,573	—	18,783	694	—	19,477
Other	—	—	—	—	48	48	123	(97)	74
TOTAL REVENUES	$19,572	$12,257	$6,586	$6,251	$48	$44,714	$1,692	$(97)	$46,309

2026 FORM 10-K 83

	YEAR ENDED MAY 31, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$14,537	$8,473	$5,552	$4,865	$—	$33,427	$1,800	$—	$35,227
Apparel	5,953	4,380	1,828	1,614	—	13,775	93	—	13,868
Equipment	906	754	165	250	—	2,075	37	—	2,112
Other	—	—	—	—	45	45	152	(42)	155
TOTAL REVENUES	$21,396	$13,607	$7,545	$6,729	$45	$49,322	$2,082	$(42)	$51,362
Revenues by:
Sales to Wholesale Customers	$11,004	$8,562	$4,262	$3,930	$—	$27,758	$1,098	$—	$28,856
Sales through Direct to Consumer	10,392	5,045	3,283	2,799	—	21,519	832	—	22,351
Other	—	—	—	—	45	45	152	(42)	155
TOTAL REVENUES	$21,396	$13,607	$7,545	$6,729	$45	$49,322	$2,082	$(42)	$51,362
Global Brand Divisions revenues included NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment. Converse other revenues were primarily attributable to licensing businesses. Corporate revenues primarily consisted of foreign currency gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through the Company's central foreign exchange risk management program.
As of May 31, 2026 and 2025, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Consolidated Balance Sheets.
SALES-RELATED RESERVES
As of May 31, 2026 and 2025, the Company's sales-related reserve balance, which includes returns, post-invoice sales discounts and claims, was $1,589 million and $1,834 million, respectively, recorded in Accrued liabilities on the Consolidated Balance Sheets. As of May 31, 2026 and 2025, the Company's sales returns reserve balance, included within sales-related reserves, was $1,099 million and $1,277 million, respectively. The related estimated cost of inventory for expected product returns was $511 million and $528 million as of May 31, 2026 and 2025, respectively, and was recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets.
2026 FORM 10-K 84

NOTE 15 — SEGMENT INFORMATION
The Company's reportable operating segments reflect the structure of the Company's internal organization and the financial information the Chief Operating Decision Maker ("CODM"), the Company's Chief Executive Officer, regularly reviews to assess Company performance and allocate resources. The CODM evaluates the performance of the Company's segments and allocates resources based on earnings before interest and taxes ("EBIT"), which represents Net income before Interest (income) expense, net and Income tax expense in the Consolidated Statements of Income.
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

2026 FORM 10-K 85

	YEAR ENDED MAY 31, 2026
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$20,511	$12,572	$5,847	$6,243	$49	$45,222	$1,174	$2	$46,398
Cost of sales	11,160	7,313	3,177	3,619	653	25,922	660	(95)	26,487
Gross profit (loss)	9,351	5,259	2,670	2,624	(604)	19,300	514	97	19,911
Demand creation expense	1,730	1,286	455	416	763	4,650	95	9	4,754
Operating overhead expense	2,259	1,555	993	828	3,240	8,875	402	2,083	11,360
Total selling and administrative expense	3,989	2,841	1,448	1,244	4,003	13,525	497	2,092	16,114
Other segment items(1)	(14)	1	(56)	(7)	(4)	(80)	(1)	28	(53)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$5,376	$2,417	$1,278	$1,387	$(4,603)	$5,855	$18	$(2,023)
Interest (income) expense, net									(50)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$3,900
Supplemental information:
Depreciation and amortization(2)	$145	153	44	54	231	627	8	112	$747
Inventories(3)	$3,320	2,253	793	964	166	7,496	171	(166)	$7,501
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
(3)Corporate inventories represent the difference between actual foreign currency exchange rates and the standard foreign currency rates used to record non-functional currency denominated product purchases within the geographic segments and Converse.

	YEAR ENDED MAY 31, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$19,572	$12,257	$6,586	$6,251	$48	$44,714	$1,692	$(97)	$46,309
Cost of sales	11,056	6,967	3,558	3,502	634	25,717	868	(66)	26,519
Gross profit (loss)	8,516	5,290	3,028	2,749	(586)	18,997	824	(31)	19,790
Demand creation expense	1,633	1,222	529	421	716	4,521	156	12	4,689
Operating overhead expense	2,150	1,479	973	804	3,401	8,807	430	2,162	11,399
Total selling and administrative expense	3,783	2,701	1,502	1,225	4,117	13,328	586	2,174	16,088
Other segment items(1)	(2)	14	(76)	(3)	(4)	(71)	(2)	(3)	(76)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$4,735	$2,575	$1,602	$1,527	$(4,699)	$5,740	$240	$(2,202)
Interest (income) expense, net									(107)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$3,885
Supplemental information:
Depreciation and amortization(2)	$157	143	49	50	237	636	14	125	$775
Inventories(3)	$3,198	2,042	951	905	148	7,244	272	(27)	$7,489
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
(3)Corporate inventories represent the difference between actual foreign currency exchange rates and the standard foreign currency rates used to record non-functional currency denominated product purchases within the geographic segments and Converse.

2026 FORM 10-K 86

	YEAR ENDED MAY 31, 2024
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$21,396	$13,607	$7,545	$6,729	$45	$49,322	$2,082	$(42)	$51,362
Cost of sales	11,899	7,589	3,761	3,639	602	27,490	989	(4)	28,475
Gross profit (loss)	9,497	6,018	3,784	3,090	(557)	21,832	1,093	(38)	22,887
Demand creation expense	1,495	1,114	519	407	596	4,131	140	14	4,285
Operating overhead expense	2,189	1,517	1,019	801	3,534	9,060	485	2,746	12,291
Total selling and administrative expense	3,684	2,631	1,538	1,208	4,130	13,191	625	2,760	16,576
Other segment items(1)	(9)	(1)	(63)	(3)	33	(43)	(6)	(179)	(228)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$5,822	$3,388	$2,309	$1,885	$(4,720)	$8,684	$474	$(2,619)
Interest (income) expense, net									(161)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$6,700
Supplemental information:
Depreciation and amortization(2)	$152	146	56	51	236	641	17	138	$796
Inventories(3)	$3,134	2,028	1,070	810	166	7,208	296	15	$7,519
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
(3)Corporate inventories represent the difference between actual foreign currency exchange rates and the standard foreign currency rates used to record non-functional currency denominated product purchases within the geographic segments and Converse.
REVENUES AND LONG-LIVED ASSETS BY GEOGRAPHIC AREA
After allocation of revenues for Global Brand Divisions, Converse and Corporate to geographical areas based on the location where the sales originated, revenues by geographical area are similar to that as reported above for the NIKE Brand operating segments with the exception of the United States. Revenues derived in the United States were $20,358 million, $19,725 million and $21,551 million for the fiscal years ended May 31, 2026, 2025 and 2024, respectively.
The Company's largest concentrations of long-lived assets primarily consist of the Company's corporate headquarters, retail locations and distribution facilities in the United States, United Kingdom, and China as well as distribution facilities in Belgium. Long-lived assets attributable to operations in these countries, which consist of property, plant and equipment, net and operating lease ROU assets, net, were as follows:

	MAY 31,
(Dollars in millions)	2026	2025
United States	4,101	4,467
United Kingdom	838	422
Belgium	745	774
China	472	488
Other	1,478	1,389
TOTAL LONG-LIVED ASSETS	$7,634	$7,540

2026 FORM 10-K 87

NOTE 16 — COMMITMENTS AND CONTINGENCIES
As of May 31, 2026 and 2025, the Company had outstanding bank guarantees and letters of credit of approximately $1.3 billion and $0.9 billion, respectively, issued primarily for real estate agreements, self-insurance programs, other general business obligations and legal matters.
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

NOTE 17 — LEASES
Lease expense is recognized in Cost of sales or Operating overhead expense within the Consolidated Statements of Income, based on the underlying nature of the leased asset. For the fiscal years ended May 31, 2026, 2025 and 2024, lease expense primarily consisted of operating lease costs of $693 million, $663 million and $618 million, respectively, as well as $453 million, $432 million and $433 million, respectively, primarily related to variable lease costs. As of and for the fiscal years ended May 31, 2026, 2025 and 2024, finance leases were not a material component of the Company's lease portfolio.
The undiscounted cash flows for future maturities of the Company's operating lease liabilities and the reconciliation to the Operating lease liabilities recognized in the Company's Consolidated Balance Sheets are as follows:

(Dollars in millions)	AS OF MAY 31, 2026(1)
Fiscal 2027	$564
Fiscal 2028	553
Fiscal 2029	512
Fiscal 2030	456
Fiscal 2031	361
Thereafter	1,146
Total undiscounted future cash flows related to lease payments	$3,592
Less interest	501
PRESENT VALUE OF LEASE LIABILITIES	$3,091
(1)Excludes $77 million as of May 31, 2026 of future operating lease payments for lease agreements signed but not yet commenced.
2026 FORM 10-K 88

The following table includes supplemental information used to calculate the present value of Operating lease liabilities:

	AS OF MAY 31,
	2026	2025
Weighted-average remaining lease term (in years)	7.7	6.6
Weighted-average discount rate	3.6%	3.1%
The following table includes supplemental cash and non-cash information related to operating leases:

	YEAR ENDED MAY 31,
(Dollars in millions)	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$668	$647	$613
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$849	$607	$458

NOTE 18 — SEVERANCE, RESTRUCTURING AND OTHER EMPLOYEE COSTS
Employee severance costs are recognized when a future related expense is considered probable and reasonably estimable. The expected charges are estimates that are subject to a number of assumptions, and actual results may vary from the estimates provided.
2026 SEVERANCE
In fiscal 2026, the Company recognized $385 million of estimated employee severance costs related to organizational changes, of which $231 million were classified within Operating overhead expense and $154 million were classified within Cost of sales on the Consolidated Statements of Income. The majority of these charges were classified within Global Brand Divisions, North America and EMEA.
During fiscal 2026, the Company made cash payments related to employee severance costs of $142 million. As of May 31, 2026, the remaining severance and other employee costs of $243 million are reflected within Accrued liabilities on the Consolidated Balance Sheets, classified within Compensation and benefits, excluding taxes in Note 3 — Accrued Liabilities.
2024 RESTRUCTURING
During fiscal 2024, management streamlined the organization which resulted in a net reduction in the Company's global workforce. In fiscal 2024, the Company recognized restructuring charges of $443 million, all within Corporate, of which $379 million were classified in Operating overhead expense and $64 million were classified in Cost of sales on the Consolidated Statements of Income. The related cash payments were $123 million during fiscal 2024 and $247 million during fiscal 2025.

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
The Company’s obligations confirmed under the voluntary supplier finance programs are included within Accounts payable on the Consolidated Balance Sheets. As of May 31, 2026, 2025 and 2024, the Company had approximately $1.1 billion, $1.1 billion and $0.8 billion, respectively, of confirmed outstanding supplier obligations. During fiscal 2026 and 2025, the Company confirmed invoices of approximately $11.5 billion and $11.8 billion, respectively, and paid confirmed invoices of approximately $11.5 billion and $11.5 billion, respectively.

2026 FORM 10-K 89

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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2026.
"Management's Annual Report on Internal Control Over Financial Reporting" is included in Item 8 of this Annual Report.
There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended May 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
2026 FORM 10-K 90

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K regarding directors is included under "Corporate Governance — NIKE, Inc. Board of Directors" in the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under "Information about our Executive Officers" in Item 1 of this Annual Report. The information required by Item 406 of Regulation S-K is included under "Corporate Governance — Code of Conduct" in the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit & Finance Committee of the Board of Directors is included under "Corporate Governance — Board Structure and Responsibilities — Board Committees" in the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 408(b)(1) of Regulation S-K regarding our insider trading policies is included under "Additional Information — Insider Trading Arrangements and Policies" in the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K regarding executive compensation is included under "Corporate Governance — Director Compensation for Fiscal 2026," "Executive Compensation — Compensation Discussion and Analysis," "Executive Compensation — Executive Compensation Tables," and "Additional Information — Compensation Committee Interlocks and Insider Participation," in the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 201(d) of Regulation S-K is included under "Executive Compensation — Executive Compensation Tables — Equity Compensation Plan Information" in the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 403 of Regulation S-K is included under "Stock Ownership Information — Stock Holdings of Certain Owners and Management" in the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is included under "Additional Information — Transactions with Related Persons" and "Corporate Governance — NIKE, Inc. Board of Directors — Director Independence" in the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is included under "Audit Matters — Ratification of Appointment of Independent Registered Public Accounting Firm" in the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

2026 FORM 10-K 91

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:
		FORM 10-K PAGE NO.
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	53
	Consolidated Statements of Income for each of the three years ended May 31, 2026, May 31, 2025, and May 31, 2024	55
	Consolidated Statements of Comprehensive Income for each of the three years ended May 31, 2026, May 31, 2025, and May 31, 2024	56
	Consolidated Balance Sheets at May 31, 2026 and May 31, 2025	57
	Consolidated Statements of Cash Flows for each of the three years ended May 31, 2026, May 31, 2025, and May 31, 2024	58
	Consolidated Statements of Shareholders' Equity for each of the three years ended May 31, 2026, May 31, 2025, and May 31, 2024	59
	Notes to Consolidated Financial Statements	60

2	Financial Statement Schedule:
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

10.4	NIKE, Inc. Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed by the Company on April 10, 2026).*
10.5	NIKE, Inc. Foreign Subsidiary Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed by the Company on April 10, 2026).*
10.6
Amended and Restated Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated July 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 24, 2008).*

2026 FORM 10-K 92

10.7
Form of Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and its executive officers (other than Mark Parker and Elliott Hill) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 18, 2020).*

10.8	NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 23, 2015).*
10.9	Form of Discretionary Performance Award Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2018).*
10.10	Form of Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 22, 2019).*
10.11	Letter Agreement between NIKE, Inc. and Mark G. Parker (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed October 22, 2019).*
10.12	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.13	Form of Non-Statutory Stock Option Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.14	Form of Restricted Stock Unit Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed June 19, 2020).*
10.15	NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 18, 2020).*
10.16
Form of Performance-Based Restricted Stock Unit Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2021).*

10.17
Five Year Credit Agreement dated as of March 7, 2025, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, and the other Banks named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 10, 2025).

10.18	NIKE, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2023).*
10.19
Form of Stock Option Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2024).*

10.20
Form of Restricted Stock Unit Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2024).*

10.21
Form of Performance-Based Restricted Stock Unit Agreement under the NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2024).*

10.22
Offer Letter, dated September 19, 2024, between NIKE, Inc. and Elliott Hill (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2024).*

10.23
Covenant Not to Compete and Non-Disclosure Agreement, dated September 19, 2024, between NIKE, Inc. and Elliott Hill (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2024).*

10.24	NIKE, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 11, 2025).*
10.25
Letter Agreement, dated December 1, 2025, between NIKE, Inc. and Craig Williams (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2025).*

10.26
364-Day Credit Agreement dated as of March 6, 2026, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, and the other Banks named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2026).

10.27	Letter Agreement, dated June 17, 2026, by and between NIKE, Inc. and Matthew Friend (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2026).*
10.28	NIKE, Inc. Executive Severance Pay Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 23, 2026).*
10.29	Offer Letter, dated June 16, 2026, between NIKE, Inc. and David Denton.*
19.1	NIKE, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2024).
19.2	NIKE, Inc. Blackout and Pre-clearance Policy (incorporated by reference to Exhibit 19.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2024).
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (included within this Annual Report on Form 10-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32†	Section 1350 Certifications.
97	NIKE, Inc. Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2024).*

2026 FORM 10-K 93

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
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

2026 FORM 10-K 94

ITEM 16. FORM 10-K SUMMARY
None.

2026 FORM 10-K 95

Consent of Independent Registered Public Accounting Firm
We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-288732) and Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-117059, 333-133360, 333-164248, 333-171647, 333-173727, 333-208900, 333-215439, 333-266269, 333-273358, and 333-294980) of NIKE, Inc. of our report dated July 15, 2026 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.
/s/ PricewaterhouseCoopers LLP
Portland, Oregon
July 15, 2026
2026 FORM 10-K 96

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.
By:	/s/ ELLIOTT HILL Elliott Hill President and Chief Executive Officer
Date:	July 15, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
/s/ ELLIOTT HILL Elliott Hill	President and Chief Executive Officer	July 15, 2026
PRINCIPAL FINANCIAL OFFICER:
/s/ MATTHEW FRIEND Matthew Friend	Executive Vice President and Chief Financial Officer	July 15, 2026
PRINCIPAL ACCOUNTING OFFICER:
/s/ JOHANNA NIELSEN Johanna Nielsen	Vice President, Chief Accounting Officer	July 15, 2026
DIRECTORS:
/s/ MARK PARKER Mark Parker	Director, Chairman of the Board	July 15, 2026
/s/ TIMOTHY COOK Timothy Cook	Director	July 15, 2026
/s/ THASUNDA DUCKETT Thasunda Duckett	Director	July 15, 2026
/s/ MÓNICA GIL Mónica Gil	Director	July 15, 2026
/s/ MARIA HENRY Maria Henry	Director	July 15, 2026
/s/ PETER HENRY Peter Henry	Director	July 15, 2026
/s/ TRAVIS KNIGHT Travis Knight	Director	July 15, 2026
/s/ JØRGEN VIG KNUDSTORP Jørgen Vig Knudstorp	Director	July 15, 2026
/s/ MICHELLE PELUSO Michelle Peluso	Director	July 15, 2026
/s/ JOHN ROGERS, JR. John Rogers, Jr.	Director	July 15, 2026
/s/ ROBERT SWAN Robert Swan	Director	July 15, 2026

2026 FORM 10-K 97