Form 10-Q
period 2026-08-31
NIKE, Inc.
filed 2026-10-02
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2026

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
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).								☐	☑

As of September 28, 2026, the number of shares of the Registrant's Common Stock outstanding were:
Class A	281,387,752
Class B	1,203,921,077
1,485,308,829

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED AUGUST 31,
(In millions, except per share data)	2026	2025
Revenues	$11,213	$11,720
Cost of sales	6,415	6,777
Gross profit	4,798	4,943
Demand creation expense	1,252	1,188
Operating overhead expense	2,658	2,828
Total selling and administrative expense	3,910	4,016
Interest (income) expense, net	(14)	(18)
Other (income) expense, net	(19)	23
Income before income taxes	921	922
Income tax expense	209	195
NET INCOME	$712	$727
Earnings per common share:
Basic	$0.48	$0.49
Diluted	$0.48	$0.49
Weighted average common shares outstanding:
Basic	1,483.6	1,476.6
Diluted	1,484.2	1,479.0
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025
Net income	$712	$727
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	26	134
Change in net gains (losses) on cash flow hedges	81	(186)
Change in net gains (losses) on other	(5)	2
Total other comprehensive income (loss), net of tax	102	(50)
TOTAL COMPREHENSIVE INCOME	$814	$677
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	AUGUST 31,	MAY 31,
(In millions)	2026	2026
ASSETS
Current assets:
Cash and equivalents	$6,903	$7,563
Short-term investments	1,465	1,464
Accounts receivable, net	5,242	5,931
Inventories	7,846	7,501
Prepaid expenses and other current assets	2,217	2,144
Total current assets	23,673	24,603
Property, plant and equipment, net	4,887	4,796
Operating lease right-of-use assets, net	2,947	2,838
Identifiable intangible assets, net	259	259
Goodwill	240	240
Deferred income taxes and other assets	5,788	5,674
TOTAL ASSETS	$37,794	$38,410
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,000	$2,000
Accounts payable	3,420	3,600
Current portion of operating lease liabilities	473	478
Accrued liabilities	5,338	6,092
Income taxes payable	178	377
Total current liabilities	11,409	12,547
Long-term debt	5,893	5,942
Operating lease liabilities	2,706	2,613
Deferred income taxes and other liabilities	2,566	2,443
Commitments and contingencies (Note 11)
Redeemable preferred stock	—	—
Shareholders' equity:
Common stock at stated value:
Class A convertible — 281 and 281 shares outstanding	—	—
Class B — 1,202 and 1,202 shares outstanding	3	3
Capital in excess of stated value	15,312	15,158
Accumulated other comprehensive income (loss)	(39)	(141)
Retained earnings (deficit)	(56)	(155)
Total shareholders' equity	15,220	14,865
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,794	$38,410
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025
Cash provided (used) by operations:
Net income	$712	$727
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	193	190
Deferred income taxes	(67)	(25)
Stock-based compensation	158	185
Impairment and other	9	8
Net foreign currency adjustments	(24)	34
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	695	(215)
(Increase) decrease in inventories	(312)	(610)
(Increase) decrease in prepaid expenses, operating lease right-of-use assets and other current and non-current assets	(10)	(165)
Increase (decrease) in accounts payable, accrued liabilities, operating lease liabilities and other current and non-current liabilities	(1,219)	93
Cash provided (used) by operations	135	222
Cash provided (used) by investing activities:
Purchases of short-term investments	(407)	(355)
Maturities of short-term investments	36	209
Sales of short-term investments	378	294
Additions to property, plant and equipment	(199)	(207)
Cash provided (used) by investing activities	(192)	(59)
Cash provided (used) by financing activities:
Proceeds from exercise of stock options and other stock issuances	—	127
Repurchase of common stock	—	(126)
Dividends — common and preferred	(610)	(591)
Other financing activities	(8)	(8)
Cash provided (used) by financing activities	(618)	(598)
Effect of exchange rate changes on cash and equivalents	15	(5)
Net increase (decrease) in cash and equivalents	(660)	(440)
Cash and equivalents, beginning of period	7,563	7,464
CASH AND EQUIVALENTS, END OF PERIOD	$6,903	$7,024
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$225	$101
Dividends declared and not paid	613	594
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2026	281	$—	1,202	$3	$15,158	$(141)	$(155)	$14,865
Dividends on common stock ($0.41 per share) and preferred stock ($0.10 per share)							(613)	(613)
Issuance of shares to employees, net of shares withheld for employee taxes			—	—	(4)			(4)
Stock-based compensation					158			158
Net income							712	712
Other comprehensive income (loss)						102		102
Balance at August 31, 2026	281	$—	1,202	$3	$15,312	$(39)	$(56)	$15,220

	COMMON STOCK				CAPITAL IN EXCESS OF STATED VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS (DEFICIT)	TOTAL
	CLASS A		CLASS B
(In millions, except per share data)	SHARES	AMOUNT	SHARES	AMOUNT
Balance at May 31, 2025	290	$—	1,186	$3	$14,195	$(258)	$(727)	$13,213
Stock options exercised			3	—	126			126
Conversion to Class B Common Stock	(1)	—	1	—				—
Repurchase of Class B Common Stock			(2)	—	(17)		(106)	(123)
Dividends on common stock ($0.40 per share) and preferred stock ($0.10 per share)							(594)	(594)
Issuance of shares to employees, net of shares withheld for employee taxes			—	—	(16)			(16)
Stock-based compensation					185			185
Net income							727	727
Other comprehensive income (loss)						(50)		(50)
Balance at August 31, 2025	289	$—	1,188	$3	$14,473	$(308)	$(700)	$13,468
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company" or "NIKE") and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2026, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2026 (the "Annual Report"). The results of operations for the three months ended August 31, 2026, are not necessarily indicative of results for the entire fiscal year.
RECLASSIFICATIONS
Certain prior period amounts have been reclassified to conform to the current period presentation. The impacts of these reclassifications were not material.
RECENT ACCOUNTING PRONOUNCEMENTS
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods beginning June 1, 2027, and interim periods beginning June 1, 2028, with early adoption permitted, and may be applied prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

NOTE 2 — ACCRUED LIABILITIES
Accrued liabilities included the following:

	AUGUST 31,	MAY 31,
(Dollars in millions)	2026	2026
Sales-related reserves	$1,488	$1,589
Compensation and benefits, excluding taxes	1,112	1,569
Dividends payable	618	618
Other	2,120	2,316
TOTAL ACCRUED LIABILITIES	$5,338	$6,092

NOTE 3 — FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives, equity securities and available-for-sale debt securities.
The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of August 31, 2026 and May 31, 2026, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement:

	AUGUST 31, 2026
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,568	$1,568	$—
Level 1:
U.S. Treasury securities	755	3	752
Level 2:
Commercial paper and bonds	728	15	713
Money market funds	4,966	4,966	—
Time deposits	351	351	—
Total Level 2	6,045	5,332	713
TOTAL	$8,368	$6,903	$1,465

	MAY 31, 2026
(Dollars in millions)	ASSETS AT FAIR VALUE	CASH AND EQUIVALENTS	SHORT-TERM INVESTMENTS
Cash	$1,719	$1,719	$—
Level 1:
U.S. Treasury securities	769	2	767
Level 2:
Commercial paper and bonds	710	13	697
Money market funds	5,601	5,601	—
Time deposits	228	228	—
Total Level 2	6,539	5,842	697
TOTAL	$9,027	$7,563	$1,464
As of August 31, 2026, the Company held $599 million of available-for-sale debt securities with maturity dates within one year and $866 million with maturity dates greater than one year and less than five years in Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the Company's available-for-sale debt securities approximates their amortized cost.
Included in Interest (income) expense, net was interest income related to the Company's investment portfolio of $71 million and $83 million for the three months ended August 31, 2026 and 2025, respectively.
For information related to the Company's derivative financial instruments, refer to Note 7 — Risk Management and Derivatives. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value.
FINANCIAL ASSETS AND LIABILITIES NOT RECORDED AT FAIR VALUE
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts, debt issuance costs and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's Long-term debt, excluding interest rate swap fair value adjustments, was approximately $6.7 billion at August 31, 2026 and $6.8 billion at May 31, 2026.

NOTE 4 — INCOME TAXES
The effective tax rate was 22.7% and 21.1% for the three months ended August 31, 2026 and 2025, respectively. The increase in the Company's effective tax rate for the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026 was primarily due to foreign tax audit settlements recognized in the first quarter of fiscal 2027.
As of August 31, 2026, total gross unrecognized tax benefits, excluding related interest and penalties, were $931 million, of which $745 million would affect the Company's effective tax rate if recognized in future periods. The majority of total gross unrecognized tax benefits are long-term in nature and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. As of May 31, 2026, total gross unrecognized tax benefits, excluding related interest and penalties, were $953 million. As of August 31, 2026 and May 31, 2026, accrued interest and penalties related to uncertain tax positions, excluding federal benefit, were $402 million and $438 million, respectively, and included within Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
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
Although the timing and outcome of resolution of the U.S. federal income tax audit for fiscal years 2017 through 2019 are uncertain, the Company estimates total gross unrecognized tax benefits could decrease by up to $184 million as a result of the expected resolution with the IRS of certain previously agreed U.S. federal income tax matters related to transfer pricing adjustments, research and development credits and other items.
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

NOTE 5 — STOCK-BASED COMPENSATION
STOCK-BASED COMPENSATION
The NIKE, Inc. Stock Incentive Plan (the "Stock Incentive Plan") provides for the issuance of up to 843 million previously unissued shares of Class B Common Stock in connection with equity awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights and stock awards, including restricted stock and restricted stock units. Restricted stock units include both time-vesting restricted stock units as well as performance-based restricted stock units. In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount from the market price under employee stock purchase plans ("ESPPs").
The following table summarizes the Company's total stock-based compensation expense recognized within Cost of sales or Operating overhead expense, as applicable:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025
Stock options	$59	$76
ESPPs	13	15
Restricted stock and restricted stock units	86	94
TOTAL STOCK-BASED COMPENSATION EXPENSE	$158	$185
STOCK OPTIONS
As of August 31, 2026, the Company had $263 million of unrecognized compensation costs related to stock options, net of estimated forfeitures, to be recognized within Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.3 years.
RESTRICTED STOCK AND RESTRICTED STOCK UNITS
As of August 31, 2026, the Company had $549 million of unrecognized compensation costs related to restricted stock and restricted stock units, net of estimated forfeitures, to be recognized within Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.3 years.

NOTE 6 — EARNINGS PER SHARE
The computations of diluted earnings per common share exclude restricted stock, restricted stock units and options, including shares under ESPPs, to purchase an estimated additional 84.0 million and 68.3 million shares of common stock outstanding for the three months ended August 31, 2026 and 2025, respectively, because the awards were assumed to be anti-dilutive.

	THREE MONTHS ENDED AUGUST 31,
(In millions, except per share data)	2026	2025
Net income available to common stockholders	$712	$727
Determination of shares:
Weighted average common shares outstanding	1,483.6	1,476.6
Assumed conversion of dilutive stock options and awards	0.6	2.4
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,484.2	1,479.0
Earnings per common share:
Basic	$0.48	$0.49
Diluted	$0.48	$0.49

NOTE 7 — RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The majority of derivatives outstanding as of August 31, 2026, are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar and Chinese Yuan/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following tables present the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets, which are classified within Level 2 of the fair value hierarchy:

	DERIVATIVE ASSETS
	BALANCE SHEET LOCATION	AUGUST 31,	MAY 31,
(Dollars in millions)		2026	2026
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$118	$111
Foreign exchange forwards and options	Deferred income taxes and other assets	53	44
Interest rate swaps	Deferred income taxes and other assets	—	6
Total derivatives formally designated as hedging instruments		171	161
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	25	29
Total derivatives not designated as hedging instruments		25	29
TOTAL DERIVATIVE ASSETS		$196	$190

	DERIVATIVE LIABILITIES
	BALANCE SHEET LOCATION	AUGUST 31,	MAY 31,
(Dollars in millions)		2026	2026
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	$220	$253
Foreign exchange forwards and options	Deferred income taxes and other liabilities	49	62
Interest rate swaps	Deferred income taxes and other liabilities	53	10
Total derivatives formally designated as hedging instruments		322	325
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Accrued liabilities	20	18
Total derivatives not designated as hedging instruments		20	18
TOTAL DERIVATIVE LIABILITIES		$342	$343
If the foreign exchange and interest rate swap derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $179 million and $175 million as of August 31, 2026 and May 31, 2026, respectively. As of those dates, the Company posted $145 million and $119 million of cash collateral to various counterparties on the derivative liability balance and no amount of collateral was received from counterparties on the derivative asset balance.

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income:

(Dollars in millions)	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS) ON DERIVATIVES		AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME
	THREE MONTHS ENDED AUGUST 31,		LOCATION OF GAIN (LOSS) RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) INTO INCOME	THREE MONTHS ENDED AUGUST 31,
	2026	2025		2026	2025
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(8)	$43	Revenues	$(4)	$(7)
Foreign exchange forwards and options	27	(153)	Cost of sales	(30)	50
Foreign exchange forwards and options	27	(48)	Other (income) expense, net	(2)	(14)
TOTAL DESIGNATED CASH FLOW HEDGES	$46	$(158)		$(36)	$29

	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES		LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(29)	$17	Other (income) expense, net
CASH FLOW HEDGES
The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was approximately $15.9 billion and $16.4 billion as of August 31, 2026 and May 31, 2026, respectively. Approximately $101 million of deferred net losses (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income (loss) as of August 31, 2026, are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts currently outstanding mature. As of August 31, 2026, the maximum term over which the Company hedges exposures to the variability of cash flows for its forecasted transactions was 32 months.
FAIR VALUE HEDGES
The total notional amount of outstanding interest rate swap contracts designated as fair value hedges was $2.4 billion as of August 31, 2026 and May 31, 2026.
UNDESIGNATED DERIVATIVE INSTRUMENTS
The total notional amount of outstanding undesignated derivative instruments was $5.4 billion and $5.0 billion as of August 31, 2026 and May 31, 2026, respectively.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2026	$9	$(213)	$115	$(52)	$(141)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications	26	48	—	(3)	71
Reclassifications to net income of previously deferred (gains) losses(2)	—	33	—	(2)	31
Total other comprehensive income (loss)	26	81	—	(5)	102
Balance at August 31, 2026	$35	$(132)	$115	$(57)	$(39)
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Reclassifications to net income of previously deferred (gains) losses are recorded within Other (income) expense, net for foreign currency translation adjustment, net investment hedges and other.

(Dollars in millions)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT(1)	CASH FLOW HEDGES	NET INVESTMENT HEDGES(1)	OTHER	TOTAL
Balance at May 31, 2025	$(114)	$(207)	$115	$(52)	$(258)
Other comprehensive income (loss):
Other comprehensive gains (losses) before reclassifications	134	(155)	—	2	(19)
Reclassifications to net income of previously deferred (gains) losses(2)	—	(31)	—	—	(31)
Total other comprehensive income (loss)	134	(186)	—	2	(50)
Balance at August 31, 2025	$20	$(393)	$115	$(50)	$(308)
(1)The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to net income upon sale or upon complete or substantially complete liquidation of the respective entity.
(2)Reclassifications to net income of previously deferred (gains) losses are recorded within Other (income) expense, net for foreign currency translation adjustment, net investment hedges and other.
For additional information related to the Company's cash flow hedges, refer to Note 7 — Risk Management and Derivatives.

NOTE 9 — REVENUES
DISAGGREGATION OF REVENUES
The following tables present the Company's Revenues by reportable operating segment, disaggregated by major product line and distribution channel:

	THREE MONTHS ENDED AUGUST 31, 2026
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,259	$1,798	$866	$1,028	$—	$6,951	$227	$—	$7,178
Apparel	1,566	1,163	279	376	—	3,384	8	—	3,392
Equipment	302	215	35	59	—	611	6	—	617
Other	—	—	—	—	6	6	22	(2)	26
TOTAL REVENUES	$5,127	$3,176	$1,180	$1,463	$6	$10,952	$263	$(2)	$11,213
Revenues by:
Sales to Wholesale Customers	$2,981	$2,233	$644	$946	$—	$6,804	$144	$—	$6,948
Sales through Direct to Consumer	2,146	943	536	517	—	4,142	97	—	4,239
Other	—	—	—	—	6	6	22	(2)	26
TOTAL REVENUES	$5,127	$3,176	$1,180	$1,463	$6	$10,952	$263	$(2)	$11,213

	THREE MONTHS ENDED AUGUST 31, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues by:
Footwear	$3,219	$2,021	$1,109	$1,061	$—	$7,410	$321	$—	$7,731
Apparel	1,474	1,106	362	371	—	3,313	11	—	3,324
Equipment	327	204	41	58	—	630	8	—	638
Other	—	—	—	—	9	9	26	(8)	27
TOTAL REVENUES	$5,020	$3,331	$1,512	$1,490	$9	$11,362	$366	$(8)	$11,720
Revenues by:
Sales to Wholesale Customers	$2,736	$2,261	$893	$949	$—	$6,839	$195	$—	$7,034
Sales through Direct to Consumer	2,284	1,070	619	541	—	4,514	145	—	4,659
Other	—	—	—	—	9	9	26	(8)	27
TOTAL REVENUES	$5,020	$3,331	$1,512	$1,490	$9	$11,362	$366	$(8)	$11,720
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
As of August 31, 2026 and May 31, 2026, the Company did not have any contract assets and had an immaterial amount of contract liabilities recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

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
CORPORATE
Corporate consists primarily of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to the Company's headquarters; unallocated insurance; benefit and compensation programs, including stock-based compensation; and certain foreign currency gains and losses, including certain hedge gains and losses.
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

	THREE MONTHS ENDED AUGUST 31, 2026
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$5,127	$3,176	$1,180	$1,463	$6	$10,952	$263	$(2)	$11,213
Cost of sales	2,903	1,765	619	844	168	6,299	144	(28)	6,415
Gross profit (loss)	2,224	1,411	561	619	(162)	4,653	119	26	4,798
Demand creation expense	511	313	88	93	232	1,237	14	1	1,252
Operating overhead expense	564	370	226	200	716	2,076	82	500	2,658
Total selling and administrative expense	1,075	683	314	293	948	3,313	96	501	3,910
Other segment items(1)	(21)	—	(1)	2	—	(20)	(2)	3	(19)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$1,170	$728	$248	$324	$(1,110)	$1,360	$25	$(478)
Interest (income) expense, net									(14)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$921
Supplemental information:
Depreciation and amortization(2)	$41	38	11	17	54	161	2	30	$193
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
(2)The amounts of depreciation and amortization disclosed by segment are included within Cost of sales and Operating overhead expense, as applicable.

	THREE MONTHS ENDED AUGUST 31, 2025
(Dollars in millions)	NORTH AMERICA	EUROPE, MIDDLE EAST & AFRICA	GREATER CHINA	ASIA PACIFIC & LATIN AMERICA	GLOBAL BRAND DIVISIONS	TOTAL NIKE BRAND	CONVERSE	CORPORATE	TOTAL NIKE, INC.
Revenues	$5,020	$3,331	$1,512	$1,490	$9	$11,362	$366	$(8)	$11,720
Cost of sales	2,897	1,900	798	838	168	6,601	193	(17)	6,777
Gross profit (loss)	2,123	1,431	714	652	(159)	4,761	173	9	4,943
Demand creation expense	442	313	99	97	203	1,154	33	1	1,188
Operating overhead expense	547	382	238	208	831	2,206	102	520	2,828
Total selling and administrative expense	989	695	337	305	1,034	3,360	135	521	4,016
Other segment items(1)	—	1	—	(3)	(1)	(3)	(1)	27	23
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$1,134	$735	$377	$350	$(1,192)	$1,404	$39	$(539)
Interest (income) expense, net									(18)
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES									$922
Supplemental information:
Depreciation and amortization(2)	$38	39	12	16	54	159	2	29	$190
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
(2)The amounts of depreciation and amortization disclosed by segment are included within Cost of sales and Operating overhead expense, as applicable.

	AUGUST 31,	MAY 31,
(Dollars in millions)	2026	2026
INVENTORIES(1)
North America	$3,491	$3,320
Europe, Middle East & Africa	2,209	2,253
Greater China	853	793
Asia Pacific & Latin America	1,049	964
Global Brand Divisions	175	166
TOTAL NIKE BRAND	7,777	7,496
Converse	148	171
Corporate(2)	(79)	(166)
TOTAL NIKE, INC. INVENTORIES	$7,846	$7,501
(1)Inventories as of August 31, 2026 and May 31, 2026 were substantially all finished goods.
(2)Corporate inventories represent the difference between actual foreign currency exchange rates and the standard foreign currency rates used to record non-functional currency denominated product purchases within the geographic segments and Converse.

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

NOTE 12 — SEVERANCE AND OTHER EMPLOYEE COSTS
2026 SEVERANCE
As of May 31, 2026, severance and other employee costs of $243 million were reflected within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets, classified within Compensation and benefits, excluding taxes in Note 2 — Accrued Liabilities. During the first quarter of fiscal 2027, the Company paid substantially all of the remaining liability balance.

NOTE 13 — SUPPLIER FINANCE PROGRAMS
As of August 31, 2026 and May 31, 2026, the Company had approximately $1.1 billion of outstanding supplier obligations confirmed as valid under the voluntary supplier finance programs. These amounts are included within Accounts payable on the Unaudited Condensed Consolidated Balance Sheets.

NOTE 14 — SUBSEQUENT EVENTS
In October 2026, the Company announced a multi-year enterprise program, which includes and builds upon the previous cost realignment plan announced in March 2026, collectively known as Pace (the "program"). The program is intended to enhance productivity, improve organizational effectiveness, and decrease NIKE's cost structure. The Company expects the program to result in pre-tax charges of approximately $1.0 billion, which is in addition to approximately $0.3 billion of severance costs recognized in fiscal 2026 in connection with the March 2026 plan. These costs are expected to consist primarily of employee severance and other employee-related costs. The Company expects approximately $0.3 billion to be recognized in fiscal 2027, largely within Operating overhead expense, with the remainder expected to be recognized through fiscal 2031. It is estimated that the majority of the charges will result in future cash expenditures and all charges will be substantially incurred by the end of fiscal 2031, subject to local law requirements. The expected pre-tax charges and future cash expenditures are estimates and are subject to a number of assumptions, including local law requirements in various jurisdictions. Actual charges and cash expenditures may differ, possibly materially, from the estimates provided above.

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
QUARTERLY FINANCIAL HIGHLIGHTS
•NIKE, Inc. Revenues were $11.2 billion for the first quarter of fiscal 2027 compared to $11.7 billion in the first quarter of fiscal 2026, down 4% on a reported basis and down 5% on a currency-neutral basis.
•NIKE Brand wholesale revenues were $6.8 billion for the first quarter of fiscal 2027 and the first quarter of fiscal 2026. The decrease on a currency-neutral basis was primarily driven by lower revenues in Greater China, partially offset by higher revenues in North America.
•NIKE Direct revenues were $4.1 billion for the first quarter of fiscal 2027 compared to $4.5 billion for the first quarter of fiscal 2026.
•Gross margin for the first quarter of fiscal 2027 increased 60 basis points to 42.8% primarily due to lower warehousing and logistics costs.
•Inventories as of August 31, 2026 were $7.8 billion, an increase of 5% compared to May 31, 2026, primarily due to shifts in product mix.
•We returned approximately $0.6 billion to our shareholders in the first quarter of fiscal 2027 through dividends.
FACTORS IMPACTING OUR BUSINESS
We are navigating through several external factors that create uncertainty and volatility in the operating environment, including, but not limited to: geopolitical dynamics, tax regulation, fluctuating foreign currency exchange rates and evolving tariff policies. These factors, and any changes to these factors, among others, could have a material adverse impact on consumer behavior and on our future Revenues and overall profitability. For a discussion of these factors and other risks, refer to Risk Factors in Item 1A of Part I within our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 (the "Annual Report").
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
•Brand Management: Investing in demand creation, including brand marketing and sports marketing, to support key product launches and sports moments.

Our reportable operating segments are at different stages of progress with respect to these actions. While we have seen progress with certain areas of our business, additional actions related to NIKE Sportswear and Jordan Brand are expected to extend beyond fiscal 2027. The need for these additional actions reflects, in part, higher levels of discounting and broader marketplace pressure experienced in these areas of our business.
Additionally, in Greater China, a trend of declining store traffic, elevated promotional activity and higher levels of inventory across the marketplace are negatively impacting revenues and overall profitability, while Converse is in the midst of a strategic reset of the brand and marketplace. The actions related to Converse are expected to continue throughout fiscal 2027 and for Greater China to extend beyond fiscal 2027.
These actions have adversely affected and are expected to continue to adversely affect, Revenues and overall profitability. We believe these actions are necessary to improve the health of the business, support our long-term strategic objectives and drive sustainable shareholder value over time.
RECENT DEVELOPMENTS
In October 2026, NIKE announced a multi-year enterprise program, which includes and builds upon the previous cost realignment plan announced in March 2026, collectively known as Pace (the "program"). The program is intended to enhance productivity, improve organizational effectiveness, and decrease NIKE's cost structure. The program includes initiatives to further optimize our global supply chain, better align our organizational structure to support our strategic goals, including through the establishment of a new campus in India and realigning NIKE's operating model into three geographies, as well as further streamlining of the organization to reduce costs. NIKE plans to organize into three geographies in fiscal 2028, which are expected to be the Americas (North America and Latin America), APGC (Asia Pacific and Greater China) and EMEA (Europe, Middle East and Africa).
We expect the program to result in pre-tax charges of approximately $1.0 billion, which is in addition to approximately $0.3 billion of severance costs recognized in fiscal 2026 in connection with the March 2026 plan. These costs are expected to consist primarily of employee severance and other employee-related costs. We expect approximately $0.3 billion to be recognized in fiscal 2027, with the remainder expected to be recognized through fiscal 2031. It is estimated that the majority of the charges will result in future cash expenditures and all charges will be substantially incurred by the end of fiscal 2031, subject to local law requirements.
We expect the program to deliver approximately $2.5 billion in cumulative savings through fiscal 2031. The savings estimate is stated before the expected pre-tax charges described above and any future reinvestment.
The expected savings, pre-tax charges and future cash expenditures are estimates and are subject to a number of assumptions, including local law requirements in various jurisdictions. Actual savings, charges and cash expenditures may differ, possibly materially, from the estimates provided above.

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
Earnings Before Interest and Taxes ("EBIT") and EBIT margin: Calculated as Net income before Interest (income) expense, net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income and total NIKE, Inc. EBIT divided by total NIKE, Inc. Revenues in the Unaudited Condensed Consolidated Statements of Income, respectively. Total NIKE, Inc. EBIT and EBIT margin calculations for the three months ended August 31, 2026 and 2025 are as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025
Net income	$712	$727
Add: Interest (income) expense, net	(14)	(18)
Add: Income tax expense	209	195
EBIT	$907	$904
Total NIKE, Inc. Revenues	$11,213	$11,720
Net income margin	6.3%	6.2%
EBIT margin	8.1%	7.7%
Currency-neutral revenues: Currency-neutral revenues enhance visibility to underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. Currency-neutral revenues are calculated using actual exchange rates in use during the comparative prior year period in place of the exchange rates in use during the current period.

RESULTS OF OPERATIONS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions, except per share data)	2026	2025	% CHANGE
Revenues	$11,213	$11,720	-4%
Cost of sales	6,415	6,777	-5%
Gross profit	4,798	4,943	-3%
Gross margin	42.8%	42.2%	60 bps
Demand creation expense	1,252	1,188	5%
Operating overhead expense	2,658	2,828	-6%
Total selling and administrative expense	3,910	4,016	-3%
% of revenues	34.9%	34.3%	60 bps
Interest (income) expense, net	(14)	(18)	—
Other (income) expense, net	(19)	23	—
Income before income taxes	921	922	0%
Income tax expense	209	195	7%
Effective tax rate	22.7%	21.1%	160 bps
NET INCOME	$712	$727	-2%
Diluted earnings per common share	$0.48	$0.49
CONSOLIDATED OPERATING RESULTS
REVENUES

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$6,951	$7,410	-6%	-6%
Apparel	3,384	3,313	2%	2%
Equipment	611	630	-3%	-3%
Global Brand Divisions(2)	6	9	—	—
TOTAL NIKE BRAND REVENUES	10,952	11,362	-4%	-4%
Converse	263	366	-28%	-28%
Corporate(3)	(2)	(8)	—	—
TOTAL NIKE, INC. REVENUES	$11,213	$11,720	-4%	-5%
NIKE Brand Channel Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,804	$6,839	-1%	-1%
Sales through NIKE Direct	4,142	4,514	-8%	-9%
Global Brand Divisions(2)	6	9	—	—
TOTAL NIKE BRAND REVENUES	$10,952	$11,362	-4%	-4%
(1)The percent change excluding currency changes represents a non-GAAP financial measure. For additional information, see "Use of Non-GAAP Financial Measures".
(2)Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment.
(3)Corporate revenues primarily consist of foreign currency gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.

FIRST QUARTER OF FISCAL 2027 COMPARED TO FIRST QUARTER OF FISCAL 2026
•NIKE, Inc. Revenues were $11.2 billion for the first quarter of fiscal 2027 compared to $11.7 billion for the first quarter of fiscal 2026. On a currency-neutral basis, NIKE, Inc. Revenues decreased 5% primarily due to lower revenues in Greater China, Europe, Middle East & Africa ("EMEA") and Converse, partially offset by higher revenues in North America.
•NIKE Brand revenues were $11.0 billion for the first quarter of fiscal 2027 compared to $11.4 billion for the first quarter of fiscal 2026, a decrease of 4% on a currency-neutral basis.
DIVISIONAL REVENUES
•NIKE Brand footwear revenues were $7.0 billion for the first quarter of fiscal 2027 compared to $7.4 billion for the first quarter of fiscal 2026. On a currency-neutral basis, NIKE Brand footwear revenues decreased 6%. Unit sales of footwear decreased 5%, while lower average selling price ("ASP") per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to channel mix and higher discounts, partially offset by strategic pricing.
•NIKE Brand apparel revenues were $3.4 billion for the first quarter of fiscal 2027 compared to $3.3 billion for the first quarter of fiscal 2026. On a currency-neutral basis, NIKE Brand apparel revenues increased 2%. Unit sales of apparel decreased 2%, while higher ASP per unit contributed approximately 4 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to product mix and strategic pricing, partially offset by higher discounts.
NIKE BRAND CHANNEL REVENUES
•NIKE Brand wholesale revenues were $6.8 billion for the first quarter of fiscal 2027 and the first quarter of fiscal 2026, down 1% on a currency-neutral basis. The decrease on a currency-neutral basis was primarily driven by lower revenues in Greater China, partially offset by higher revenues in North America.
•NIKE Direct revenues were $4.1 billion for the first quarter of fiscal 2027 compared to $4.5 billion for the first quarter of fiscal 2026. On a currency-neutral basis, NIKE Direct revenues were down 9% due to declines in NIKE Brand Digital sales of 13% and declines in NIKE store sales of 5%. NIKE Brand Digital sales were $1.8 billion for the first quarter of fiscal 2027 compared to $2.1 billion for the first quarter of fiscal 2026. NIKE store sales were $2.3 billion for the first quarter of fiscal 2027 compared to $2.4 billion for the first quarter of fiscal 2026.
GROSS MARGIN

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025	% CHANGE
Gross profit	$4,798	$4,943	-3%
Gross margin	42.8%	42.2%	60 bps
FIRST QUARTER OF FISCAL 2027 COMPARED TO FIRST QUARTER OF FISCAL 2026
Consolidated gross margin was 60 basis points higher than the prior year due to:
•Lower warehousing and logistics costs, increasing gross margin approximately 90 basis points;
•Favorable changes in net foreign currency exchange rates, including hedges, increasing gross margin approximately 40 basis points; and
•Lower NIKE Brand product costs, increasing gross margin approximately 10 basis points.
This was partially offset by:
•Higher other costs, primarily due to third-party royalties, decreasing gross margin approximately 40 basis points;
•Lower NIKE Brand ASP, decreasing gross margin approximately 30 basis points, primarily due to higher discounts and channel mix, partially offset by strategic pricing; and
•Lower gross margin from Converse, decreasing gross margin approximately 10 basis points.

TOTAL SELLING AND ADMINISTRATIVE EXPENSE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025	% CHANGE
Demand creation expense	$1,252	$1,188	5%
Operating overhead expense	2,658	2,828	-6%
Total selling and administrative expense	$3,910	$4,016	-3%
% of revenues	34.9%	34.3%	60 bps
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
FIRST QUARTER OF FISCAL 2027 COMPARED TO FIRST QUARTER OF FISCAL 2026
Demand creation expense increased 5% primarily due to higher brand marketing expense, reflecting higher investment in key sports events. Changes in foreign currency exchange rates did not have a material impact on Demand creation expense.
Operating overhead expense decreased 6% primarily due to lower wage-related expense and lower other administrative costs. Changes in foreign currency exchange rates did not have a material impact on Operating overhead expense.
INCOME TAXES

	THREE MONTHS ENDED AUGUST 31,
	2026	2025	% CHANGE
Effective tax rate	22.7%	21.1%	160 bps
FIRST QUARTER OF FISCAL 2027 COMPARED TO FIRST QUARTER OF FISCAL 2026
Our effective tax rate increased from 21.1% to 22.7% primarily due to foreign tax audit settlements recognized in the current year.
For additional information, refer to Note 4 — Income Taxes within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

SEGMENT INFORMATION
See Note 10 — Segment Information in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for a description of our segments and related information.
The breakdown of Revenues is as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES(1)
North America	$5,127	$5,020	2%	2%
Europe, Middle East & Africa	3,176	3,331	-5%	-5%
Greater China	1,180	1,512	-22%	-26%
Asia Pacific & Latin America	1,463	1,490	-2%	0%
Global Brand Divisions(2)	6	9	—	—
TOTAL NIKE BRAND	10,952	11,362	-4%	-4%
Converse	263	366	-28%	-28%
Corporate(3)	(2)	(8)	—	—
TOTAL NIKE, INC. REVENUES	$11,213	$11,720	-4%	-5%
(1)The percent change excluding currency changes represents a non-GAAP financial measure. For additional information, see "Use of Non-GAAP Financial Measures".
(2)Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment.
(3)Corporate revenues primarily consist of foreign currency gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.
We use EBIT as the primary financial measure to evaluate performance of our segments. The breakdown of EBIT is as follows:

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025	% CHANGE
North America	$1,170	$1,134	3%
Europe, Middle East & Africa	728	735	-1%
Greater China	248	377	-34%
Asia Pacific & Latin America	324	350	-7%
Global Brand Divisions	(1,110)	(1,192)	7%
TOTAL NIKE BRAND(1)	1,360	1,404	-3%
Converse	25	39	-36%
Corporate	(478)	(539)	11%
TOTAL NIKE, INC. EBIT(1)	907	904	0%
Interest (income) expense, net	(14)	(18)	—
Income tax expense	209	195	7%
NET INCOME	$712	$727	-2%

Total NIKE, Inc. Revenues	$11,213	$11,720	-4%
Net income margin	6.3%	6.2%
EBIT margin(1)	8.1%	7.7%
(1)Total NIKE Brand EBIT, Total NIKE, Inc. EBIT and EBIT margin represent non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" for additional information.

NORTH AMERICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$3,259	$3,219	1%	1%
Apparel	1,566	1,474	6%	6%
Equipment	302	327	-8%	-8%
TOTAL REVENUES	$5,127	$5,020	2%	2%
Revenues by:
Sales to Wholesale Customers	$2,981	$2,736	9%	9%
Sales through NIKE Direct	2,146	2,284	-6%	-6%
TOTAL REVENUES	$5,127	$5,020	2%	2%
Cost of sales	2,903	2,897	0%
Gross profit	2,224	2,123	5%
Gross margin	43.4%	42.3%	110 bps
Demand creation expense	511	442	16%
Operating overhead expense	564	547	3%
Total selling and administrative expense	1,075	989	9%
Other segment items	(21)	—	—
EARNINGS BEFORE INTEREST AND TAXES	$1,170	$1,134	3%
FIRST QUARTER OF FISCAL 2027 COMPARED TO FIRST QUARTER OF FISCAL 2026
•North America revenues increased 2% on a currency-neutral basis. Wholesale revenues increased 9%. NIKE Direct revenues decreased 6% due to declines in digital sales of 6% and declines in store sales of 6%.
•Footwear revenues increased 1% on a currency-neutral basis. Unit sales of footwear increased 2%, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to channel mix and higher discounts, partially offset by product mix and strategic pricing.
•Apparel revenues increased 6% on a currency-neutral basis. Unit sales of apparel were flat, while higher ASP per unit contributed approximately 6 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to product mix and strategic pricing, partially offset by higher discounts.
Reported EBIT increased 3% reflecting higher reported revenues and the following:
•Gross margin expansion of 110 basis points primarily due to higher ASP and lower warehousing and logistics costs, partially offset by higher product costs, driven by product mix. Higher ASP primarily reflects product mix and strategic pricing, partially offset by higher discounts.
•Demand creation expense increased 16% primarily due to higher brand marketing expense, reflecting higher investment in key sports events.
•Operating overhead expense increased 3% due to higher wage-related expense and higher other administrative costs.

EUROPE, MIDDLE EAST & AFRICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,798	$2,021	-11%	-11%
Apparel	1,163	1,106	5%	5%
Equipment	215	204	5%	5%
TOTAL REVENUES	$3,176	$3,331	-5%	-5%
Revenues by:
Sales to Wholesale Customers	$2,233	$2,261	-1%	-1%
Sales through NIKE Direct	943	1,070	-12%	-12%
TOTAL REVENUES	$3,176	$3,331	-5%	-5%
Cost of sales	1,765	1,900	-7%
Gross profit	1,411	1,431	-1%
Gross margin	44.4%	43.0%	140 bps
Demand creation expense	313	313	0%
Operating overhead expense	370	382	-3%
Total selling and administrative expense	683	695	-2%
Other segment items	—	1	—
EARNINGS BEFORE INTEREST AND TAXES	$728	$735	-1%
FIRST QUARTER OF FISCAL 2027 COMPARED TO FIRST QUARTER OF FISCAL 2026
•EMEA revenues decreased 5% on a currency-neutral basis. Wholesale revenues decreased 1%. NIKE Direct revenues decreased 12% due to declines in digital sales of 26% and declines in store sales of 1%.
•Footwear revenues decreased 11% on a currency-neutral basis. Unit sales of footwear decreased 5%, while lower ASP per pair reduced footwear revenues by approximately 6 percentage points. Lower ASP per pair was primarily due to channel mix and higher discounts.
•Apparel revenues increased 5% on a currency-neutral basis. Unit sales of apparel increased 2%, while higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth. Higher ASP per unit was primarily due to product mix, partially offset by channel mix and higher discounts.
Reported EBIT decreased 1% reflecting lower reported revenues and the following:
•Gross margin expansion of 140 basis points primarily due to lower product costs and lower warehousing and logistics costs, partially offset by lower ASP. Lower ASP primarily reflects product mix, higher discounts and channel mix, partially offset by strategic pricing.
•Demand creation expense was flat, with a shift in brand marketing toward key sports events.
•Operating overhead expense decreased 3% primarily due to lower wage-related expense and lower other administrative costs.

GREATER CHINA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$866	$1,109	-22%	-26%
Apparel	279	362	-23%	-27%
Equipment	35	41	-15%	-18%
TOTAL REVENUES	$1,180	$1,512	-22%	-26%
Revenues by:
Sales to Wholesale Customers	$644	$893	-28%	-31%
Sales through NIKE Direct	536	619	-13%	-18%
TOTAL REVENUES	$1,180	$1,512	-22%	-26%
Cost of sales	619	798	-22%
Gross profit	561	714	-21%
Gross margin	47.5%	47.2%	30 bps
Demand creation expense	88	99	-11%
Operating overhead expense	226	238	-5%
Total selling and administrative expense	314	337	-7%
Other segment items	(1)	—	—
EARNINGS BEFORE INTEREST AND TAXES	$248	$377	-34%
FIRST QUARTER OF FISCAL 2027 COMPARED TO FIRST QUARTER OF FISCAL 2026
•Greater China revenues decreased 26% on a currency-neutral basis. Wholesale revenues decreased 31%. NIKE Direct revenues decreased 18% due to declines in digital sales of 28% and declines in store sales of 14%.
•Footwear revenues decreased 26% on a currency-neutral basis. Unit sales of footwear decreased 26%, while ASP per pair was flat as lower discounts were offset primarily by channel mix.
•Apparel revenues decreased 27% on a currency-neutral basis. Unit sales of apparel decreased 25%, while lower ASP per unit reduced apparel revenues by approximately 2 percentage points. Lower ASP per unit was primarily due to product mix, partially offset by lower discounts.
Reported EBIT decreased 34% reflecting lower reported revenues and the following:
•Gross margin expansion of 30 basis points primarily due to lower product costs, partially offset by lower ASP and higher inventory obsolescence reserves. Lower ASP primarily reflects product mix, partially offset by lower discounts.
•Demand creation expense decreased 11% primarily due to lower brand marketing expense, partially offset by unfavorable changes in foreign currency exchange rates.
•Operating overhead expense decreased 5% primarily due to lower other administrative costs, partially offset by unfavorable changes in foreign currency exchange rates.

ASIA PACIFIC & LATIN AMERICA

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$1,028	$1,061	-3%	-1%
Apparel	376	371	1%	4%
Equipment	59	58	2%	2%
TOTAL REVENUES	$1,463	$1,490	-2%	0%
Revenues by:
Sales to Wholesale Customers	$946	$949	0%	2%
Sales through NIKE Direct	517	541	-4%	-3%
TOTAL REVENUES	$1,463	$1,490	-2%	0%
Cost of sales	844	838	1%
Gross profit	619	652	-5%
Gross margin	42.3%	43.8%	-150 bps
Demand creation expense	93	97	-4%
Operating overhead expense	200	208	-4%
Total selling and administrative expense	293	305	-4%
Other segment items	2	(3)	—
EARNINGS BEFORE INTEREST AND TAXES	$324	$350	-7%
FIRST QUARTER OF FISCAL 2027 COMPARED TO FIRST QUARTER OF FISCAL 2026
•Asia Pacific & Latin America revenues were flat on a currency-neutral basis primarily due to higher revenues in Southeast Asia & India and Central & South America offset by lower revenues in Japan, Korea and Mexico. Wholesale revenues increased 2%. NIKE Direct revenues decreased 3% due to declines in digital sales of 10%, partially offset by an increase in store sales of 5%.
•Footwear revenues decreased 1% on a currency-neutral basis. Unit sales of footwear were flat, while lower ASP per pair reduced footwear revenues by approximately 1 percentage point. Lower ASP per pair was primarily due to higher discounts and channel mix, partially offset by product mix and strategic pricing.
•Apparel revenues increased 4% on a currency-neutral basis. Unit sales of apparel increased 3%, while higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth. Higher ASP per unit was primarily due to product mix and strategic pricing, partially offset by higher discounts.
Reported EBIT decreased 7% reflecting lower reported revenues and the following:
•Gross margin contraction of 150 basis points primarily due to lower ASP and unfavorable changes in standard foreign currency exchange rates. Lower ASP primarily reflects higher discounts and channel mix, partially offset by strategic pricing.
•Demand creation expense decreased 4% primarily due to lower brand marketing expense.
•Operating overhead expense decreased 4% due to lower wage-related expense, lower other administrative costs and favorable changes in foreign currency exchange rates.

GLOBAL BRAND DIVISIONS

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025	% CHANGE
Revenues	$6	$9	—
Cost of sales	168	168	0%
Gross profit (loss)	(162)	(159)	-2%
Demand creation expense	232	203	14%
Operating overhead expense	716	831	-14%
Total selling and administrative expense	948	1,034	-8%
Other segment items	—	(1)	—
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$(1,110)	$(1,192)	7%
Global Brand Divisions primarily represents costs, including product creation and design expenses, that are centrally managed for the NIKE Brand, as well as costs associated with NIKE Direct global digital operations and enterprise technology. Global Brand Divisions revenues include NIKE Brand licensing and other miscellaneous revenues that are not part of a geographic operating segment.
FIRST QUARTER OF FISCAL 2027 COMPARED TO FIRST QUARTER OF FISCAL 2026
Global Brand Divisions' loss before interest and taxes decreased 7% primarily due to lower Operating overhead expense, partially offset by higher Demand creation expense. Demand creation expense increased 14% primarily due to higher brand marketing expense, reflecting higher investment in key sports events. Operating overhead expense decreased 14% primarily due to lower wage-related expense.
CONVERSE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025	% CHANGE	% CHANGE EXCLUDING CURRENCY CHANGES
Revenues by:
Footwear	$227	$321	-29%	-29%
Apparel	8	11	-27%	-31%
Equipment	6	8	-25%	-27%
Other(1)	22	26	-15%	-19%
TOTAL REVENUES	$263	$366	-28%	-28%
Revenues by:
Sales to Wholesale Customers	$144	$195	-26%	-25%
Sales through Direct to Consumer	97	145	-33%	-34%
Other(1)	22	26	-15%	-18%
TOTAL REVENUES	$263	$366	-28%	-28%
Cost of sales	144	193	-25%
Gross profit	119	173	-31%
Gross margin	45.2%	47.3%	-210 bps
Demand creation expense	14	33	-58%
Operating overhead expense	82	102	-20%
Total selling and administrative expense	96	135	-29%
Other segment items	(2)	(1)	—
EARNINGS BEFORE INTEREST AND TAXES	$25	$39	-36%
(1)Other revenues consist of territories serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights.

FIRST QUARTER OF FISCAL 2027 COMPARED TO FIRST QUARTER OF FISCAL 2026
•Converse revenues decreased 28% on a currency-neutral basis driven by declines in all territories. Unit sales decreased 34%, while higher ASP contributed approximately 6 percentage points of revenue growth. Higher ASP per unit was primarily due to product mix and lower discounts.
•Wholesale revenues decreased 25% on a currency-neutral basis.
•Direct to consumer revenues decreased 34% on a currency-neutral basis.
Reported EBIT decreased 36% reflecting lower reported revenues and the following:
•Gross margin contraction of 210 basis points primarily due to higher product costs and higher warehousing and logistics costs, partially offset by higher ASP.
•Demand creation expense decreased 58% primarily due to lower brand marketing expense.
•Operating overhead expense decreased 20% primarily due to lower wage-related expense.
CORPORATE

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025	% CHANGE
Revenues	$(2)	$(8)	—
Cost of sales	(28)	(17)	—
Gross profit	26	9	—
Demand creation expense	1	1	0%
Operating overhead expense	500	520	-4%
Total selling and administrative expense	501	521	-4%
Other segment items	3	27	—
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$(478)	$(539)	11%
Corporate primarily consists of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to our corporate headquarters; unallocated insurance; benefit and compensation programs, including stock-based compensation; and certain foreign currency gains and losses.
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
FIRST QUARTER OF FISCAL 2027 COMPARED TO FIRST QUARTER OF FISCAL 2026
Corporate's loss before interest and taxes decreased 11% primarily due to lower Operating overhead expense. Operating overhead expense decreased 4% primarily due to lower wage-related expense.

FOREIGN CURRENCY EXPOSURES AND HEDGING PRACTICES
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
The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $26 million for the three months ended August 31, 2026. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $5 million for the three months ended August 31, 2026.
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net, had a favorable impact of approximately $10 million on our Income before income taxes for the three months ended August 31, 2026.
For additional discussion of our foreign currency exposures and hedging practices, refer to Foreign Currency Exposures and Hedging Practices in Item 7 and Quantitative and Qualitative Disclosures About Market Risk in Item 7A of Part II within our Annual Report.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ACTIVITY

	THREE MONTHS ENDED AUGUST 31,
(Dollars in millions)	2026	2025
Cash provided (used) by:
Operations	$135	$222
Investing activities	(192)	(59)
Financing activities	(618)	(598)
Effect of exchange rate changes on cash and equivalents	15	(5)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	$(660)	$(440)
OPERATIONS:
For the three months ended August 31, 2026, cash provided by operations was $135 million. This was driven by Net income of $712 million, adjusted for non-cash items of $269 million, and a net change in certain working capital components and other assets and liabilities that decreased cash provided by operations by $846 million. The net change in certain working capital components and other assets and liabilities was primarily driven by decreases in Accrued liabilities and Income taxes payable and an increase in Inventories, partially offset by a decrease in Accounts receivable. The decrease in Accrued liabilities was primarily due to payments related to employee compensation. The increase in Inventories was primarily due to shifts in product mix. The decreases in Accounts receivable and Income taxes payable were primarily due to receipt of the International Emergency Economic Powers Act tariff receivable and the related U.S. federal income tax payment.
For the three months ended August 31, 2025, cash provided by operations was $222 million. This was driven by Net income of $727 million, adjusted for non-cash items of $392 million, and a net change in certain working capital components and other assets and liabilities that decreased cash provided by operations by $897 million. The net change in certain working capital components and other assets and liabilities was primarily driven by an increase in Inventories and an increase in Accounts receivable. The increase in Inventories was primarily due to shifts in product mix and an increase in units and the increase in Accounts receivable was primarily due to higher wholesale revenues and the timing of wholesale shipments.
INVESTING ACTIVITIES:
For the three months ended August 31, 2026, cash used by investing activities was $192 million, primarily driven by additions to Property, plant and equipment.
For the three months ended August 31, 2025, cash used by investing activities was $59 million, primarily driven by additions to Property, plant and equipment, partially offset by the net change in short-term investments (including purchases, sales and maturities).
FINANCING ACTIVITIES:
For the three months ended August 31, 2026, cash used by financing activities was $618 million, primarily driven by dividend payments.
For the three months ended August 31, 2025, cash used by financing activities was $598 million, primarily driven by dividend payments.
In June 2026, the Board of Directors reapproved the $18 billion share repurchase program to continue without a fixed expiration date and without increasing the aggregate amount authorized for repurchase. As of August 31, 2026, we repurchased 124.4 million shares at an average price of $97.57 per share for a total approximate cost of $12.1 billion under the program. We paused repurchases under this program during the first quarter of fiscal 2026 and no shares were repurchased during the quarter ended August 31, 2026. We may resume share repurchases in the future at any time, depending upon market conditions, operating cash flows and our liquidity and capital needs. We continue to expect funding of any future share repurchases to come from operating cash flows.

CAPITAL RESOURCES
On July 17, 2025, we filed a shelf registration statement (the "Shelf") with the U.S. Securities and Exchange Commission (the "SEC") which permits us to issue an unlimited amount of securities from time to time. The Shelf expires on July 17, 2028.
As of August 31, 2026, our committed credit facilities were unchanged from the information previously reported within our Annual Report. We currently have long-term debt ratings of A+ and A2 from S&P Global Ratings and Moody's Ratings, respectively. Any changes to these ratings could result in interest rate and facility fee changes. As of August 31, 2026, we were in full compliance with the covenants under our facilities and believe it is unlikely we will fail to meet any of the covenants in the foreseeable future. As of August 31, 2026 and May 31, 2026, no amounts were outstanding under our committed credit facilities.
Liquidity is also provided by our $3 billion commercial paper program. As of and for the three months ended August 31, 2026, we did not have any borrowings outstanding under our $3 billion program. We may issue commercial paper or other debt securities depending on general corporate needs.
To date, in fiscal 2027, we have not experienced difficulty accessing the capital or credit markets; however, future volatility may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of August 31, 2026, we had Cash and equivalents and Short-term investments totaling $8.4 billion, primarily consisting of commercial paper, corporate notes, deposits held at major banks, money market funds, U.S. Treasury obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of August 31, 2026, the weighted average days to maturity of our cash equivalents and short-term investments portfolio was 105 days.
We believe that existing Cash and equivalents, Short-term investments and cash provided by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs for the next twelve months and beyond.
As of August 31, 2026, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.
Other than the items described in the Recent Developments section, there have been no significant changes to the material cash requirements previously reported.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the information previously reported under Part II, Item 7A within our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2026.
There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating or financial results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: risks relating to the program, including the risk that NIKE is not able to realize anticipated cost savings in the amounts or within the timeframes expected, or at all, risks related to the preliminary nature of the estimates of the charges to be incurred and future cash expenditures to be made in connection with the program, which may change in amount or timing as NIKE refines the estimates over time, risks related to any delays in the timing for implementing the program, including as a result of local law requirements, or potential disruptions to NIKE's business, operations or workforce as it executes on the program, and other factors that may cause NIKE to be unable to achieve the expected benefits of the program; risks relating to our business strategy and growth initiatives, including, but not limited to, risks related to an increased focus on sport and rebalancing of our product and channel mix; intense competition among designers, marketers, distributors and sellers of athletic or leisure footwear, apparel and equipment for consumers and endorsers; NIKE's ability to successfully innovate and compete in various categories and geographies; new product development and innovation; demographic changes; changes in consumer preferences and channel mix; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting, and responding to changes in consumer preferences, consumer demand for NIKE products, changes in channel mix and the various market factors described above; the size and growth of the overall athletic or leisure footwear, apparel and equipment markets; general risks associated with operating a global business, including, without limitation, exchange rate fluctuations, inflation, import duties, quotas, sanctions, political and economic instability, conflicts and terrorism; the potential impact of new and existing laws, regulations or policies, including, without limitation, those relating to tariffs, import/export, trade, taxes, wages, labor and immigration; international, national and local political, civil, economic and market conditions, including volatility and uncertainty regarding inflation and interest rates; difficulties in implementing, operating and maintaining NIKE's increasingly complex information technology systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; risks related to our sustainability strategy; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products and other factors referenced herein; increases in the cost of materials, labor and energy used to manufacture products; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity and an inability to maintain NIKE's reputation and brand image, including without limitation, through social media or in connection with brand damaging events; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE's debt ratings; changes in business strategy or development plans; the impact of, including business and legal developments relating to, climate change, extreme weather conditions and natural disasters; litigation, regulatory proceedings, sanctions or any other claims asserted against NIKE; the ability to attract and retain qualified employees, and any negative public perception with respect to key personnel or our corporate culture, values or purpose; the effects of NIKE's decision to invest in or divest of businesses or capabilities; health epidemics, pandemics and similar outbreaks; and other factors referenced or incorporated by reference in this report and other reports.
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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2022, the Board of Directors approved a four-year, $18 billion share repurchase program. In June 2026, the Board of Directors reapproved the current program to continue without a fixed expiration date and without increasing the aggregate amount authorized for repurchase. As of August 31, 2026, the Company repurchased 124.4 million shares at an average price of $97.57 per share for a total approximate cost of $12.1 billion under the program. No shares were repurchased during the quarter ended August 31, 2026. The Company paused repurchases under this program during the first quarter of fiscal 2026.
All share repurchases were made under NIKE's publicly announced program, and there are no other programs under which the Company repurchases shares.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended August 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibits:
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Sixth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed September 20, 2024).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Sixth Amended and Restated Bylaws (see Exhibit 3.2).
10.1	NIKE, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 10, 2026).*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certification of Chief Executive Officer.
32.2†	Section 1350 Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
* Management contract or compensatory plan or arrangement.
† Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC. an Oregon Corporation
By:	/s/ David Denton David Denton Chief Financial Officer and Authorized Officer
Date:	October 2, 2026